Form 10-Q
period 1998-07-31
DUNN COMPUTER CORP /VA/
filed 1998-09-14
CIK 1058027

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

      For the quarterly period ended July 31, 1998
      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from __________ to _________

                           Commission File No. 0-22263

                           DUNN COMPUTER CORPORATION
             (Exact name of Registrant as specified in its charter)

                                    VIRGINIA
         (State or other jurisdiction of incorporation or organization)

                                   54-1890464
                      (I.R.S. Employer Identification No.)

                     1306 Squire Court, Sterling, VA. 20166
              (Address of principal executive offices) (zip code)

              (Registrant's telephone number, including area code)
                                 (703) 450-0400

                                   NO CHANGE

                                    --------
                Former name or former address, if changed since last report) Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___. As of September 14, 1998 there were 9,351,493 shares of the registrant's common stock outstanding.

This quarterly report on Form 10-Q contains 12 pages, of which this is page 1.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DUNN COMPUTER CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                Three Months Ended       Nine Months Ended
                                     July 31,                 July 31,
                                ------------------     ----------------------
                                  1997       1998         1997        1998
                                --------   ---------   ----------   ---------
Net revenues                  $2,489,533   28,821,249   11,981,962  45,603,387
Costs of revenues              1,874,980   23,218,733    9,545,190  36,243,401
                              ----------  -----------   ----------  ----------
Gross profit                     614,553    5,602,516    2,436,772   9,359,986

Selling and marketing            248,267      820,496      542,033   1,848,814
General and administrative       266,264    3,007,704      734,744   4,347,938
                              ----------  -----------   ----------  ----------

Income from operations           100,022    1,774,316    1,159,995   3,163,234
Interest income(expense)          44,275     (216,567)      75,229    (249,296)
Other income                         592        5,104        3,200     (29,476)
                              ----------  -----------   ----------  ----------
Net income                       144,889    1,562,853    1,238,424   2,884,462
 Before income taxes

Provision for
 Income taxes                     45,000      593,550      463,300   1,094,079
                              ----------  -----------   ----------  ----------

Net income                    $   99,889  $   969,303   $  775,124 $ 1,790,383
                              ==========  ===========   ========== ===========

Earnings per share                 $0.02        $0.10        $0.18       $0.29
Earnings per share
  Assuming dilution                $0.02        $0.10        $0.17       $0.29
Weighted average number of
shares outstanding             5,093,226    9,178,993    4,498,266   6,138,368

The accompanying notes are an integral part of these consolidated statements.

DUNN COMPUTER CORPORATION
CONSOLIDATED BALANCE SHEET

                                                   October 31,      July 31,
                                                      1997            1998
                                                   -----------    -----------
                      ASSETS
Current assets
  Cash and cash equivalents                        $   341,966   $ 1,338,747
  Accounts receivable, less allowance for
    doubtful accounts of $77,367 and
       $115,987, respectively                        9,712,010    12,404,032
  Inventory, less obsolescence reserve of            4,487,301    10,682,923
     $5,575,866
  Prepaid expenses and other current assets             87,457     1,841,822
                                                   -----------   -----------
Total current assets                                14,628,734    26,267,524
  Property and equipment, net                          633,428     4,894,208
  Goodwill and other intangible assets, net          2,974,840    27,301,118
  Investments                                          275,000       275,001
  Other assets                                         191,075       342,057
                                                   -----------   -----------
Total assets                                       $18,703,077   $59,079,908
                                                   ===========   ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable                                $ 9,296,497   $ 9,238,552
   Accrued expenses                                    490,970     3,872,555
   Income tax payable                                        -       475,781
   Notes payable-current portion                        12,840     2,307,741

   Unearned revenue                                    422,907       457,647
                                                   -----------   -----------
Total current liabilities                           10,289,508    16,352,276
Notes payable-long-term portion                         49,952       448,115
Obligations under capital leases-long-term portion      25,462
Deferred tax credit                                    100,000       131,714

Stockholders' equity
  Preferred Stock $.001 par value;  2,000,000 shares
    authorized, no shares issued and outstanding
  Common Stock, $.001 par value:
    20,000,000 shares authorized, 5,150,000 shares
     issued and outstanding at October 31, 1997;
     9,391,493 issued and 9,341,493 outstanding at
     July 31, 1998                                       5,150         9,391
  Additional paid-in capital,less Treasury Stock     5,087,371    37,214,133
  Retained earnings                                  3,145,635     4,924,279
                                                   -----------   -----------
---------
Total stockholders' equity                           8,238,155    42,147,803
                                                   -----------   -----------
Total liabilities and stockholders' equity         $18,703,077   $59,079,908
                                                   ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

DUNN COMPUTER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Nine Months Ended
                                                               July 31,
                                                       -------------------------
                                                          1997           1998
                                                       ---------       ---------
OPERATING ACTIVITIES:
Net income                                            $  775,124     $  1,790,383
Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
    Depreciation and amortization of
      property & equipment                                13,903          279,908
    Amortization of goodwill                                   -          162,985
    Changes in operating assets and liabilities
      Accounts receivable                               (437,247)       4,843,306
      Inventory                                           84,901       10,613,750
      Prepaid expenses and other assets                  (29,076)      (1,580,394)
      Prepaid income taxes                              (139,270)               -
      Accounts payable                                  (126,204)     (12,983,345)
      Accrued expenses                                   (26,717)        (718,470)
      Deferred tax credit                                 (2,386)               -
      Deferred rent                                            -         (194,071)
      Income tax payable                                (519,308)         462,491
      Unearned revenue                                   (67,640)         (37,013)
                                                      ----------     ------------
     Net cash provided by (used in)
      operating activities                              (473,920)       2,639,538
                                                      ----------     ------------
INVESTING ACTIVITIES:
Purchase of property and equipment                       (29,163)        (807,746)
Purchase of treasury stock                                     -         (533,250)
Acquistion of IDP, net of cash acquired                        -      (20,560,021)
                                                      ----------     ------------
Net cash used in investing activities                    (29,163)     (21,901,017)
                                                      ----------     ------------
FINANCING ACTIVITIES:
Payments on notes payable                                    -        (12,297,708)
Payments on capital leases                                   -           (108,285)
Proceeds from issuance of Common Stock                 3,919,121       32,664,253
                                                      ----------     ------------
Net cash (used in) provided by financing
  activities                                           3,919,121       20,258,260

Net increase in cash and cash equivalents              3,416,038          996,781
Cash and cash equivalents at
  beginning of period                                    897,664          341,966
                                                      ----------     ------------
Cash and cash equivalents at end of
  period                                              $4,313,702     $  1,338,747
                                                      ==========     ============
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                                  -     $    319,358
                                                      ==========     ============
Income taxes paid                                     $1,082,000     $    855,033
                                                      ==========     ============

The accompanying notes are an integral part of these consolidated financial statements.

DUNN COMPUTER CORPORATION
NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

The consolidated financial statements for the three month and nine month periods ended July 31, 1997 and 1998 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the Registration Statement on Form S-1 of Dunn Computer Corporation (the "Company") which includes consolidated financial statements and notes thereto for the years ended October 31, 1996 and 1997 and for the three months ended January 31, 1997 and 1998.


2. Recent pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement No. 130 ("SFAS 130"), "Comprehensive Income", which is required to be adopted in the year ended October 31, 1998 consolidated finanical statements. SFAS 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in the finanical statements and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the Statement of Stockholders' Equity. The Company will be required to restate earlier periods provided for comparitive purposes, but doesn't believe that the adoption of SFAS 130 will be material to the Company's finanical statements.

In June 1997, the Financial Accounting Standards Board issued Statement of Finanical Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information", which is required to be adopted in the year ended October 31, 1998 consolidated financial statements. SFAS 131 changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to stockholders. The disclosure for segment information on the consolidated financial statements is not expected to be material.

In February 1998, the Finanical Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 ("SFAS 132"), "Employers' Disclosures about Pensions and Other Postretirement Benefits", which is required to be adopted in the October 31, 1999 consolidated financial statements. SFAS 132 eliminates certain existing disclosure requirements, but at the same time adds new disclosures. The Company does not expect any significant impact on its financial condition and results of its operations as a result of adoption of SFAS 132.





3.Earnings per share
    The following table sets forth the computation of basic and diluted earnings per share:

                                             Three Months Ended                  Nine Months Ended
                                                   July 31,                            July 31,
                                           ------------------------           --------------------------
                                              1997          1998                1997             1998
                                           ----------    ----------           ---------       ----------
Numerator:
   Net income                              $   99,889      $969,303           $  775,124      $1,790,383
                                           ==========    ==========           ==========      ==========
Denominator:
   Denominator for basic earnings per
    Share-weighted average shares           5,000,000     9,178,993            4,373,626       6,138,368
   Effect of dilutive securities:
      Employee stock options                   93,226                            124,640
      Warrants                                    -0-           -0-                  -0-             -0-
                                           ----------    ----------           ---------       ----------
   Dilutive potential common shares
      Denominator for diluted
       Earnings per share-adjusted
       Weighted-average shares and
       Assumed conversions                  5,093,226     9,178,993            4,498,266       6,138,368
                                           ==========    ==========           ==========      ==========
Basic earnings per share                        $0.02         $0.10                $0.18           $0.29
                                           ==========    ==========           ==========      ==========
Diluted earnings per share                      $0.02         $0.10                $0.17           $0.29
                                           ==========    ==========           ==========      ==========

4. Corporate Reorganization.

In connection with the IDP Acquisition, Dunn Computer Corporation, a Delaware corporation ("Dunn-DE") effected a reorganization whereby a new corporate entity, Dunn Computer Corporation, a Viriginia corporation ("Dunn-VA"), became a holding company, owning 100% of Dunn-DE's, IDP and a newly formed Puerto Rican subsidiary ("PAC") which acquired substantially all of the net assets of PRIMO. In the reorganization, each outstanding share of the Company's Common Stock became exchangeable on a one-for-one basis for a share of Common Stock of Dunn-VA. The Company's outstanding options and warrants were also converted into similar securities of Dunn-VA on substantially identical terms. On April 30, 1998, the shareholders of the Company approved the IDP Acquisition and the related reorganization.


5.  Acquisition of IDP.

On May 1, 1998, the Company acquired International Data Products, Corp. ("IDP Co.") and substantially all of the net assets of IDP's Puerto Rico affiliate, Puerto Rico Industrial Manufacturing Operations, Corp. ("PRIMO"); IDP Co and PRIMO are referred to collectively as "IDP", for a combined purchase price of $14.9 million in cash and 750,000 shares of commonstock, both of which are subject to adjustment under certain conditions (the "IDP Acquisition"). IDP, which had a total combined revenue of approximately $71.9 million for its fiscal year ended September 30, 1997, is primarily a manufacturer of notebooks, desktops and high performance network servers.

Upon the closing of the IDP Acquisition, George D. Fuester and D. Oscar Fuester, who respectively are the President and the Executive Vice President of IDP Co. and the Vice President and President of PRIMO (now "PAC"), became directors of Dunn-VA and entered into employment agreements with the Company pursuant to which they will each receive options to purchase 300,000 shares of the Common Stock, of Dunn-VA. As a result of the IDP Acquisition, George and Oscar Fuester own an aggregate of approximately 8% of Dunn-VA's Common Stock.

The purchase of the IDP Acquisition was financed through the offering and sale of 3,250,000 shares of its Common Stock through a registered public offering, which also closed on May 1, 1998 and resulted in net proceeds to the Company of approximately $27,618,094 (before deducting expenses of the offering).

Under the terms of the agreement governing the IDP Acquisition, the purchase price will be adjusted if the net assets of IDP reflected on an audited closing balance sheet as at May 1, 1998 are less than $5,108,826. Based upon a preliminary closing balance sheet and the Company's investigation the Company believes there will be an adjustment to the purchase price. The preliminary closing balance sheet is subject to review by the Company's own independent public accountants and, if necessary, a third independent public accounting firm will be selected to resolve any open issues. The Company's July 31, 1998, balance sheet reflects the assets of IDP and PRIMO at their fair market value. Thus, any reduction in the purchase price will result in an adjustment to decrease in goodwill recorded as part of the IDP Acquisition and, depending on the election of the sellers, either an increase in cash or the number of shares of Common Stock outstanding (valued for this purpose at $8.50 per share).

The following are unaudited pro forma combined statements of operations for the Company for the fiscal year ended October 31, 1997 and the three and nine months ended July 31, 1998 which gives effect to the IDP Acquistion as if it had occurred on November 1, 1997.

FOR YEAR ENDING OCTOBER 31, 1997

                                            PRO FORMA
                                            COMBINED
                                            ---------
Net revenues                               $93,687,204

Net income                                   1,891,125

Basic earnings
    per share                                    $0.35
Diluted earning
    per share                                    $0.33


FOR NINE MONTHS ENDED JULY 31, 1998

                                  FIRST SIX MONTHS OF FISCAL 1998      FIRST  NINE MONTHS OF FISCAL 1998

                                              PRO FORMA                           PRO FORMA
                                              COMBINED                            COMBINED
                                              ---------                           ---------
Net revenues                                $ 62,139,009                         $90,960,259

Net income                                       715,925                           1,714,351

Basic earnings
      Per share                                    $0.09                               $0.28
Diluted earnings
       Per share                                   $0.08                               $0.28


(a) Consolidated Statement of  Operations for the year 1997
(b) Consolidated  Statement of Operations for six and nine months of 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        RESULTS OF OPERATIONS

NET REVENUES:
Net revenues for the quarter ended July 31, 1998 were $28,821,249 as compared to $2,489,533 for the quarter ended July 31, 1997, an increase of $26,331.716. $23.8 million of the increase in net revenues was the direct result of the additional revenue derived from the business of IDP which was acquired in May 1998. Another $13 million of the increase in net revenues is attributable to additional revenue derived from the business of STMS, Inc. (now "Dunn Consulting")which was acquired in September 1997. $12 million of the increase in net revenues resulted from internal growth, which represents a growth rate of approximately 48.2%.

Net revenues for the nine months ended July 31, 1998 were $45,603,387 compared to $11,981,962 for the nine months ended July 31, 1997, an increase of $33,621,425. $23.8 million of the increase net revenues was the direct result of the additional net revenues derived from the business of IDP which was acquired in May 1998. $6.1 million of the increase in net revenues is attributable to additional revenue derived from the business of STMS, Inc. (now "Dunn Consulting") which was acquired in September 1997. The balance, $3.7 million, of the increase in net revenue resulted from internal growth, which reflects a growth rate of approximately 30.9%.

GROSS MARGIN:
Gross margin increased from $614,553 to $5,602,516 for the quarter ended July 31, 1998 as compared to the quarter ended July 31, 1997. The increase can be attributed to the additional business of IDP and STMS. As a percentage of net revenues, gross margin declined from 24.7% to 19.4%. 2.7% of the 5.3% decline resulted from an abnormally high gross margin percentage in the third quarter of fiscal 1997. The remaining 2.6% of the decline in gross margin resulted from high production and material costs. In June, the Company closed its production plant in Gaithersburg, Maryland. The Company believes this action will improve margins by reducing some of the higher production costs and enabling the Company to benefit from a greater level of consolidated purchasing.

For the nine months ended July 31, gross margin increased from 20.3% in fiscal 1997 to 20.5% in fiscal 1997. The increase was caused by an abnormally low gross margin in the second quarter of 1997.

SELLING AND MARKETING:
For the three months ended July 31, selling and marketing expenses increased from $248,267 in fiscal 1997 to $820,496 in fiscal 1998. $97,463 of the increase is attributable to the increase in the Company's personnel and an increase in advertising. The remaining balance of the increase, was attributable the cost of the sales and marketing organization at IDP. For the nine months ended July 31, selling and marketing increased from $542,033 in fiscal 1997 to $1,848,814 in fiscal 1998 for the reasons noted above. As a percentage of revenue, selling and marketing expense decreased from 4.5% for the nine months ended July 31, 1997 to 4.1% for the nine months ended July 31, 1998. The decrease was caused by the increase in revenue.

GENERAL AND ADMINISTRATIVE:
General and administrative expense increased from $266,264 for the quarter ended July 31, 1997 to $3,007,704 for the quarter ended July 31, 1998. $2.2 million of the increase can be attributed to the acqusition of IDP. The balance of the increase results from an increase in personnel, stockholders' relations and other operating expenses. . For the nine months ended July 31, general and administrative expense increased from $734,744 (6.1% of revenue)in fiscal 1997 to $4,347,938 (9.5% of revenue) in fiscal 1998. Of the $3.6 million increase, $2.2 million is attributable to IDP. General and administrative expenses for Dunn Consulting were $886,000.

INTEREST AND OTHER INCOME:
Interest expense net of interest income and other income derived primarily from tax free interest income was $211,463 for the quarter ended July 31, 1998 as compared to an income of $44,867 for the quarter ended July 31, 1997. Substantially all of the interest expense was from obligations assumed in the IDP Acquisition. For the nine months ended July 31, 1998 interest expense, net of other income was$278,772 as compared to income of $78,429 for the nine months ended July 31, 1997. The increase in income expense was primarily due to the acqusition of IDP.

PROVISION FOR INCOME TAXES:
For the quarter ended July 31, 1997 the effective tax rate was 31.1% of taxable income as compared to 38.0% for the quarter ended July 31, 1998. The lower effective tax rate in fiscal 1997 was the result of the benefit of tax free interest income. For the nine months ended July 31, 1997, the effective tax rate was 37.4% of taxable income compared to 38.0% for the nine months ended July 31, 1998. The increase was due to a tax free interest income in fiscal 1997.

NET INCOME AND QUARTERLY RESULTS
Net income increased from $99,889 in the third quarter of 1997 to $969,303 for the quarter ended July 31, 1998. Net income for the first nine months increased from $775,124 to $1,790,383 as a result of the above factors.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically net its cash flow needs through cash generated by operations and its bank credit arrangements. The Company has a bank line of credit with First Union Bank for $4 million which expires on October 31, 1998. As of July 31, 1998 the Company had no outstanding balance on the line. The Company's wholly owned subsidiary, IDP, has a borrowing agreement with Deutsche Financial Services for an aggregate of $25 million, of which $15 million is secured by IDP's inventory and $10 million is secured by IDP's accounts receivable. As of July 31, 1998, there were $1,343,455 outstanding.

The Company has generated positive cash flows in the nine months ended July 31, 1998. Cash from operating activities increased $2,639,538 primarily from the payment of outstanding accounts receivable, inventory reduction and the net income for the period offset by the decrease in accounts payable. In the nine months ended July 31, 1998, the Company used $21,901,017 of its investing cash flow. The acqusition of IDP accounted for $20,560,021 os this amount. In the nine months ended July 31, 1998, the Company used $12,297,708 in its financing activities, principally to reduce the debt of IDP. The Company generated $32.6 million through the issuance of Common Stock.

Recently, national attention has focused on the potential problems and costs resulting from computer programs being written using two digits rather than four to define the applicable year. Any computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. While the Company believes that its internal software applications and the software in the systems it sells are year 2000 compliant, there can be no assurance until the year 2000 that all systems will function adequately. Further, if the software applications of others on whose services the Company depends are not Year 2000 compliant, such noncompliance could have a material adverse effect on the Company. The Year 2000 problem can be corrected either through software programming or by porting the application to a client/server network. The Company believes with its technical services and its client/server hardware product line, it provides Year 2000 solutions.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

In August, 1998, the Company received notice from the U.S. Attorney's Office of the District of Maryland, Northern Division that it is considering filing a civil complaint for Damages and penalties under the False Claims Act with respect to the application by IDP for participation in the 8(a) program of the Small Business Administration ("SBA") IDP was approved to participate in the SBA's 8(a) program, which provides certain competitive advantages to eligible firms based upon certain disadvantaged statuses, in June 1994. IDP voluntarily withdrew from the 8(a) program on December 4, 1997, by entering into a Voluntary Withdrawal Agreement with the SBA that, among other things, requireD IDP to complete all previously awarded 8(a) program contracts and subcontracts, including modifications. The only presently significant contract that IDP entered into through the 8(a) program is the Desktop V contract with the U.S. Airforce, which is a five-year government-wide acquisition contract for high performance computer products.

On January 21, 1998, SBA's Office of Inspector General ("OIG") issued a final audit report closing out an audit concerning IDP's 8(a) program elegibility, and concluding that one of IDP's owners exceeded SBA's individual net worth thresholds both at the time IDP was admitted to the 8(a) program and during 1996. The final audit report stated, however, that IDP's voluntary withdrawal from the 8(a) program met the intent of the OIG's recommendation that SBA initiate action to terminate IDP from the 8(a) program.

Because the Desktop V contract was awarded under the SBA's 8(a) program, it contained standard clause requiring that the contract be terminated for the convenience of the govenment in the event that the program eligible owners relinquished ownership of the company, unless a waiver is requested by the procuring agency and granted by the SBA. The Air Force had requested such a waiver in May 1998. In September 1998, the Company was notified that the SBA had denied the Air Force's request for a waiver. The 8(a) program provides that such a waiver denial may be appealed and the Company intends to vigrously pursue an appeal of this decision.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

    None
(b)Reports on Form 8-K
    None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               Dunn Computer Corporation
                                                      (Registrant)
Date   Sept. 14, 1998                          By:  /s/ John D. Vazzana
---------------------                     -------------------------------------
                                                   John D. Vazzana,
                                               Executive Vice-President,
                                                Chief Financial Officer
                                           (Principal Accounting Officer and
                                               Duly Authorized Officer)