Form 10-K
period 1998-10-31
DUNN COMPUTER CORP /VA/
filed 1999-02-16
CIK 1058027

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 10 AND 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: OCTOBER 31, 1998      COMMISSION FILE NUMBER: 0-24015

                           DUNN COMPUTER CORPORATION

             (Exact Name of Registrant as Specified in its Charter)

                  VIRGINIA                                      54-1890464
        (State or Other Jurisdiction                         (I.R.S. Employer
      of Incorporation or Organization)                   Identification Number)

              1306 SQUIRE COURT
             STERLING, VIRGINIA                                    20166
   (Address of principal executive office)                      (Zip Code)

                                  703-450-0400
              Registrant's telephone number, including area code:
                            ------------------------

         SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:
                                      NONE
                            ------------------------

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                    COMMON STOCK, PAR VALUE $.001 PER SHARE
                     -------------------------------------

                                (Title of class)

    Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K./ /

    The aggregate market value of the voting and non-voting common equity held by non-affiliates computed at $5.25 per share, the closing price of the Common Stock on January 22, 1999, was $28,624,275.

    The number of shares of the issuer's Common Stock, outstanding as of January 29, 1999 was 8,991,493.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain information called for by Part III of the Form 10-K will either be filed with the Commission under Regulation 14A under the Securities Exchange Act of 1934 or by amendment to this Form 10-K, in either case on or before February 28, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

    Certain statements contained in this Annual Report regarding matters that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, changes in component costs, the Government's available funding for IT purchases, the Company's ability to successfully integrate the IDP business and operations, the actions of competitors, the Company's ability to retain its existing contracts and to procure additional contracts or other selling vehicles and general economic conditions. These risks and others are discussed in more detail in context throughout this document. The Company disclaims any intent or obligation to update any forward-looking statement.

                               TABLE OF CONTENTS

                                             PART I

Item 1.    Business...................................................................  p. 3

Item 2.    Properties.................................................................  p. 10

Item 3.    Legal Proceedings..........................................................  p. 11

Item 4.    Submission of Matters to a Vote of Security Holders........................  p. 11

                                             PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters......  p. 11

Item 6.    Selected Financial Data....................................................  p. 12

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations.................................................................  p. 14

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.................  p. 18

Item 8.    Financial Statements and Supplementary Data................................  p. 18

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure.................................................................  p. 19

                                            PART III

Item 10.   Directors and Executive Officers of the Registrant.........................

Item 11.   Executive Compensation.....................................................

Item 12.   Security Ownership of Certain beneficial Owners and Management.............

Item 13.   Certain Relationships and Related Transactions.............................

(Part III information is incorporated by reference to portions of the Company's definitive Proxy
Statement to be filed pursuant to Regulation 14A)

                                             PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K............  p. 19

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

    Dunn Computer Corporation (together with its wholly-owned subsidiaries, the "Company" or "Dunn") manufactures custom computer systems and provides related services to departments, agencies and offices of the federal government (the "Government") and selected businesses. The Company provides its customers with single-source solutions by manufacturing its own brand of desktop and portable computers and high performance network client servers and offering services, which include network consulting, project implementation, and technical support. The Company currently derives most of its revenues from hardware sales to the Government, but also provides hardware and services to medium and large businesses. The Company sells its products and services to more than 300 customers, including entities within the Department of Defense, Administrative Office of the U.S. Courts, Lockheed Martin Corporation, Blue Cross and Blue Shield Association and the District of Columbia Government.

    Dunn was founded in 1987 and initially resold third party computers to the Government. In 1991, Dunn began to manufacture and market its own line of computers to better serve the rapidly changing Government market. In April 1997, the Company sold 1,000,000 shares of common stock ("Common Stock") in an initial public offering for net proceeds of $3,917,664. In connection with the offering, warrants were issued to the underwriter for 100,000 shares of common stock at an exercise price of $6.00 per share. Beginning April 21, 1998, the warrants are exercisable for a period of four years.

    In September 1997, Dunn completed the acquisition of STMS, Inc. a Virginia-based network services company ("STMS") which expanded Dunn's capabilities to provide a wide variety of services including network consulting, project implementation and technical support. The STMS acquisition provided the Company new opportunities to sell computer hardware into the commercial marketplace as part of a total package of information technology ("IT") hardware and services tailored to meet the commercial customers' needs. By manufacturing its own computer systems, the cost of which represents a significant portion of the cost of a total project, the Company believes it has a sustainable competitive advantage over other network service providers.

    On May 1, 1998, Dunn acquired International Data Products, Corp. ("IDP Co.") and the net assets of IDP Co.'s Puerto Rican affiliate, Puerto Rico Industrial Manufacturing Operations, Corp. ("PRIMO" and together with IDP Co., "IDP"), for approximately $22 million, consisting of a combination of cash and Common Stock (the "IDP Acquisition"). When acquired, IDP was a leading supplier of portable and desktop computers to the Government. The IDP Acquisition tripled the Company's customer base within the Government to a total of 950 customers. In May 1998, in connection with the IDP Acquisition, the Company completed a public offering of 3,491,493 shares of common stock for net proceeds of $26,287,866.

    The Company seeks to establish itself as a leading provider of network solutions to the Government and to increase sales of its hardware and services to the commercial market. One of the key elements of this strategy is integrating the Company's hardware and network services into a total solution for its Government customers. In the commercial market, management plans to leverage the Company's customer relationships developed through sales of its network services to expand sales of its hardware products. Consistent with its overall strategy, the Company may pursue strategic acquisitions that will complement its product or service capabilities.

INTEGRATION OF IDP

    The Company has begun to integrate IDP's business with that of the Company's by implementing its plan of reducing overall expenses by eliminating duplicative operations and positions. Since May 1, 1998, the Company has terminated the production and warehouse functions at IDP's Gaithersburg, Maryland facility and consolidated the manufacturing into its Sterling, Virginia and Puerto Rican facilities. The Company has fully integrated IDP's sales, marketing, accounting, personnel, customer service, and engineering departments of IDP into Dunn and has reduced its overall staff size by approximately 122 employees. The Company also plans to close the Gaithersburg facility by the end of February, 1999. The Company has incurred additional one-time costs associated with the integration of IDP. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    The consolidation and integration of businesses following an acquisition involve a number of uncertainties. In connection with the IDP acquisition, there can be no assurance that the Company will: (i) achieve its operating and growth strategies with respect to these businesses; (ii) realize increased revenue opportunities from the anticipated synergies created by expanded product offerings; and (iii) acquire additional distribution channels or reduce the overall selling, general and administrative expenses associated with IDP. Additionally, the integration of any other business the Company may acquire in the future could involve unforeseen difficulties, which could have a material adverse effect on the Company's business, financial condition and results of operations and ultimately the market price of the Common Stock.

PRODUCTS AND SERVICES

    COMPUTER HARDWARE PRODUCTS

    DESKTOPS. The Company manufactures a high performance line of Pentium II desktop computers that may be used on a standalone basis or as part of a network. The desktops incorporate the newest Intel technology and can accommodate all the Intel Pentium processors, including the new high performance 450 Mhz Pentium II processor. The Company strives to keep ahead of the competition by constantly testing and incorporating the latest technology into its products.

    FILESERVERS. The Company markets a single, dual and quad version of the Intel Pentium servers. All Dunn servers are Microsoft Windows NT, Novell, Banyan, and Token Ring compatible. The Company believes that its servers offer the latest or "best of the breed" technology that provides it with a price-performance advantage over major competition such as Hewlett Packard ("HP") and Compaq. The Company believes that the server market provides opportunities for higher profit margins compared to other sectors in the industry. In addition, because of the complexity of server installation and maintenance, server sales complement the Company's services business.

    PORTABLES. The Company manufactures, on a brand name basis, a state-of-the-art portable line based on Intel's latest portable processors with a 13.3 inch or 14.1 inch display and many other advanced features. The system is assembled and configured in the United States by Dunn and meets the Federal Government's stringent Buy American and Trade Agreement Act requirements. The Company markets the portables in both the commercial and Government markets. At this time, the Company's portables business is a small portion of the business.

    NETWORKING HARDWARE & SOFTWARE. The Company integrates, installs, and maintains major-brand networking hardware and software, which enables the Company to be a full solutions provider for its customers. A partial list of the manufacturers that the Company is authorized to sell include 3COM, Banyan, Cisco, Lotus, Microsoft, Novell and Santa Cruz Operation.

    TECHNICAL SERVICES

    CONSULTING. Dunn provides its clients with consulting services with respect to requirements analysis, network audits, security audits, security policy planning, network capacity planning, server capacity planning, and technology and feasibility studies. These services are generally provided on a fixed hourly fee basis with specific deliverables.

    PROJECT IMPLEMENTATION. Dunn performs full life cycle project work for which it assumes responsibility for all deliverables and project completion. Providing project management is a key component of Dunn's strategy of being a full solutions provider.

    RAPID RESPONSE. Dunn also offers clients that do not need full-time on-site support a family of support products all under the "SafetyNet" program. These products provide a wide range of support options and can be customized to each client's specific needs. For example, through "Block Services," clients may purchase blocks of Dunn's technical personnel hours for up to a period of three years from the purchase date, allowing clients to plan ahead and take advantage of volume discounts. Under its "Term Maintenance" program, Dunn also provides full service, term maintenance contracts on specific server and networking equipment. These contracts are based on a fixed price and term and include all parts and labor. Alternatively, under the "Extended Value Support" program, clients may opt for a labor-only product. Finally, the "ClockWork" program provides clients with standard technical resources on a recurring regular basis. One or two days per week or per month, clients can augment their existing staff with expertise they cannot afford to hire full-time. ClockWork provides an excellent alternative to hiring and full-time outsourcing.

    STAFF AUGMENTATION. Dunn provides clients with service professionals whose full time personnel do not meet all of their service needs. The client generally assumes all responsibility for the management of Dunn's service personnel, who may work full time on a particular client account for varying lengths of time, generally between one week and one year. The Company's technical staff can get support twenty four hours a day, seven days a week from Novell, Microsoft, 3Com, Cisco, and others, allowing them to tap on resources beyond their own individual knowledge and capabilities. The Company believes the availability of this third-party support sets it apart from its competition.

    SUPPORT SERVICES

    The Company believes that its dedication to prompt, efficient customer service and technical support are important factors in customer retention and overall satisfaction. The Company provides toll-free technical support to its customers 365 days a year. Product support technicians assist customers with questions concerning compatibility, installation, determination of defects and general questions of product use. Company employees provide on-site service to its customers in the Washington, D.C. area and maintains arrangements with national service organizations to provide repair service on a world-wide basis.

CONTRACTS

    In fiscal 1998, Dunn derived approximately 80% of its net revenues from sales of hardware and services to the federal Government pursuant to contracts with the General Services Administration ("GSA") or other agency-specific contracts. Most of these contracts are "indefinite delivery, indefinite quantity" or "IDIQ" contracts, meaning that an indefinite amount of product may be purchased at any time over the life of the contract. Government contracts, by their terms, generally can be terminated at any time, without cause, for the convenience of the Government. If a Government contract is so terminated, the contractor generally is entitled to receive compensation for the services provided or certain costs incurred at the time of termination and a reasonable profit on the contract work performed prior to the date of termination. In addition, all Government contracts require compliance with various contract provisions and procurement regulations and in certain cases, accounting requirements. If not cured, certain violations of these regulations could result in the termination of the contract, imposition of fines, and suspension or debarment from competing for or receiving awards of additional Government contracts. Exclusion of the Company from federal procurements, the termination of any of the Company's significant Government contracts or the imposition of such penalties could have a material adverse effect on the Company.

    Substantially all of the Company's federal customers purchase equipment and services from the Company on a long-term contract basis. By contrast, most of the commercial customers purchase equipment and services by means of task and open purchase orders.

    Set forth below is a description of some of the Company's more significant contracts as of October 31, 1998.

    DESKTOP V CONTRACT. In May 1997, IDP was awarded a contract by the U.S. Air Force (the "Air Force") to provide high performance desktop computers, portable computers and network servers (the "Desktop V contract"). The Desktop V contract is a Government-wide acquisition contract that is open to all departments and agencies of the Government except for the Department of the Army and the Department of the Navy. For fiscal year ended October 31, 1998 ("fiscal 1998"), Dunn had revenues totaling approximately $18.0 million from the Desktop V contract, which represented approximately 26% of all of the Company's revenues for fiscal 1998. In connection with the Desktop V contract, a protestor has asserted that IDP is bound by a settlement agreement that calls for payments of 1.8% of its revenues derived from such contract. The Company contests this assertion and the matter is being litigated. See "Legal Proceedings." There can be no assurance that the Company will be successful in the litigation, and if not, it may be required to make such payments. The Desktop V contract was awarded to IDP pursuant to the Section 8(a) program of the U.S. Small Business Administration ("SBA") and, as such, contains a "termination for convenience" clause which provides that, in the event the program-eligible owners relinquish ownership of the business, the contract shall terminate unless the procuring agency requests a waiver from the SBA. At the time of the IDP acquisition, the Air Force had requested a waiver. Subsequently, the SBA has opposed the waiver. The Company has appealed the decision of the SBA. There can be no assurance that the Company will be successful in its appeal. The loss of the Desktop V contract could have a material adverse effect on the Company's business. Pending the outcome of the appeal, the Company is continuing to service orders under the Desktop V contract.

    GSA CONTRACT. The Company has a contract with the GSA (the "GSA Contract"). The Company's GSA contract was awarded in April 1996 and is valid through March 31, 2002. The GSA Schedule enables Government IT purchasers to acquire all of their requirements from a particular vendor and largely limits the competition to selected vendors holding GSA contracts. For fiscal year 1998, the Company's GSA Contract had sales of $6.8 million, which accounted for approximately 10% of the Company's revenues.

    LOCKHEED CONTRACT. Under the Company's contract with Lockheed Martin Corporation ("Lockheed"), the Company provides computer network servers to Lockheed for the Defense Department's Worldwide Defense Messaging System ("DMS"). DMS is expected to be the largest private messaging network in the world, supporting approximately 2,000,000 users. Lockheed is the prime contractor on the DMS contract. The Company's contract with Lockheed is on a year-to-year basis, has been renewed three times and can be renewed for up to two more years. In fiscal 1998, the Company generated revenues of $4.8 million from the Lockheed contract, which accounted for approximately 7% of the Company's revenues.

MANUFACTURING AND PRODUCTION

    In fiscal 1998, Dunn assembled over 30,000 desktop and portable computers. The Company's production capacity is 100,000 units per year in the existing Sterling County facility on a three shift basis. The Company is currently in the process of having its Sterling County facility certified for the International Quality Standard ISO 9002, which requires it to meet certain stringent requirements to ensure that the facilities' manufacturing processes, equipment and associated quality control systems will satisfy specific customer requirements. The Company believes that the ISO 9002 quality standard is a significant factor in the both Government and the commercial market.

    The Company also leases an approximately 34,000 square-foot facility in Guayama, Puerto Rico, which is used for manufacturing, technical support, and personal computer board level repair. The Guayama facility is ISO 9002 certified, and has the capability to manufacture 200,000 systems per year.

COMPETITION AND MARKETING

    The markets for the Company's products and services are highly competitive. Many of the Company's competitors offer broader product lines, have substantially greater financial, technical, marketing and other resources than the Company and may benefit from component volume purchasing and product and process technology license arrangements that are more favorable in terms of pricing and availability than the Company's arrangements. Competitive pressures have intensified as large build-to-order multinational computer manufacturers have entered the Government market. The Company also competes with a large number of computer systems integrators and resellers. The Company believes that it is likely that these competitive conditions will continue in the future. There can be no assurance that the Company will continue to compete successfully against existing or new competitors that may enter markets in which the Company operates.

    GOVERNMENT MARKET

    The Information Technology Reform Act (the "ITRA"), which took effect on August 8, 1996, has had a profound effect on the way Government procures computers and related products and services. The most sweeping changes were (1) the repeal of the Brooks Act that had granted sole authority for purchasing IT to the GSA and, (2) the change in the GSA Schedule from a single-year small purchase contracting program to a multi-year, IDIQ contract with no limit on the value of purchases. Prior to the new legislation, the GSA was responsible for overseeing all IT purchases as well as assuring fair and open competition. The new legislation has expanded Dunn's ability to market and sell its products to Government users directly through its GSA contract and Basic Purchasing Agreements awarded under the GSA schedule. The Company has invested significantly to expand its marketing and sales efforts to take advantage of these changes in the federal market. The customer base acquired as part of IDP is a key element in its expanded sales and marketing effort.

    Since the passage of the ITRA, the Government has increased the amount of information products acquired through the GSA Schedule. Although Dunn believes it has benefited from this reform, the emergence of the GSA Schedule as a significant procurement vehicle has also enabled traditional mass market commercial computer companies to be more responsive to Government requirements. The Company currently competes with national commercial computer manufacturers such as Dell Computer Corporation ("Dell") and Gateway 2000, Inc. ("Gateway") for a portion of the Government market.

    The Government continues to rely on agency specific IDIQ contracts for its more complex computer requirements. The Company believes that national brand companies such as International Business Machine Corporation, Compaq Computer Corporation ("Compaq"), Dell Computer, AST Research, Inc. ("AST") and Apple Computer, Inc. often are dissuaded from bidding for these IDIQ contracts, which have complex terms and conditions and technical specifications. Some of these national brand companies have not focused on the Government market at all; however, there can be no assurance they will not do so in the future.

    There has been a consolidation in the industry as a result of acquisitions and the failure of many firms. The competition has settled into a small group of competitors comprised of manufacturers and systems integrators. The Company believes that the Government's selection criteria for vendor selection consists of price, quality, familiarity with the vendor, and size and financial capability of the vendor.

    The following companies are significant competitors of the Company in the Government market:

COMPANY                                                                          TYPE
-----------------------------------------------------------------------  ---------------------
Dell...................................................................  Manufacturer
Gateway................................................................  Manufacturer
Micron Technology, Inc. ("Micron").....................................  Manufacturer
Government Technology Services, Inc....................................  Systems Integrator
Winn Laboratories, Inc.................................................  Manufacturer

    COMMERCIAL MARKET

    The microcomputer products industry is highly competitive. Pricing is very aggressive in the industry and the Company expects pricing pressures to continue to intensify. The microcomputer products industry is also characterized by rapid changes in technology and consumer preferences, short product life cycles and evolving industry standards.

    The commercial market for engineering services is a highly fragmented market served by thousands of small value-added resellers. These companies typically service a small geographic area and resell national brand computer hardware. The Company believes that its consulting division can compete effectively in the local market because it provides engineering services for Dunn products rather than desktop and server hardware provided by third parties. The Company believes that its ability to manufacture the hardware provides the technical services group a competitive advantage.

    Microcomputers are marketed through several distribution channels including direct marketing, traditional microcomputer retailers, computer superstores, consumer electronic and office supply superstores and other resellers. There are many manufacturers of microcomputers, substantially all of which have greater financial, marketing and technological resources than the Company. The Company competes with manufacturers such as Compaq, Dell, Gateway, IBM and Packard Bell NEC, Inc.. The principal elements of competition are product reliability and quality, customization, price, customer service, technical support and product availability. There can be no assurance that the Company will in the future be able to compete effectively against existing competitors, especially companies who have historically focused their energies on the commercial market.

    MARKETING

    The Company markets to a wide array of Government organizations including agencies within the Department of Defense, civilian agencies and the judicial branch of the Government. The Company also views the commercial market, which represented 12% of its sales in fiscal 1998, as an increasingly important part of its business. The Company uses an in-house sales force and program managers to market its products and services. Although Dunn markets nationally, the Company's marketing efforts are concentrated in the Washington, D.C. metropolitan area, which accounts for 68% of Government computer procurement. In light of the new procurement legislation which gives different Government users the ability to purchase directly from vendors, the Company believes that marketing is becoming increasingly important to its Government as well as to its commercial business.

    The Company strives to build a strong relationship with its customers. The Company believes that a key to building customer loyalty is a team of knowledgeable and responsive account executives and technical and support staff. The Company assigns each customer a trained account executive, to whom subsequent calls to the Company will be directed. The Company believes that these strong one-on-one relationships improve the likelihood that the customer may consider the Company for future purchases. Product support technicians are available 24 hours per day, seven days a week. The Company intends to continue to provide its customers with the latest technology at the lowest cost.

    The Company attempts to maximize the use of emerging electronic commerce technologies and believes that both the Government and commercial customers will continue to expand and utilize these technologies. Internet and on-line computer services are being used by the Government and many companies to advertise opportunities as well as reference vendor information. The Company maintains a web site on the Internet wherein its GSA catalogue and products can be referenced. In addition, the Company provides the capability for customers to download updated software and drivers that become available. The Company believes that its targeted customer base will have a greater acceptance of these interactive services because its customers tend to have a greater familiarity with technology products and services.

SUPPLIERS

    The Company devotes significant resources to establishing and maintaining relationships with its suppliers. The Company, where possible, purchases directly from component manufacturers such as Intel, Microsoft, Hitachi-Nissei Sanyo America, Ltd., Sony Electronics Corporation and Clevo Corporation ("Clevo"). The Company also purchases multiple products directly from large national and regional distributors such as TechData Corporation, Ingram Micro Incorporated and Decision Support Systems, Incorporated ("DSS").

    Suppliers provide the Company with incentives in the form of discounts, rebates, credits, cooperative advertising and market development funds. In accordance with the terms of certain of the Company's Government contracts, the Company provides periodic reporting of pertinent supplier contract terms and conditions to contracting officials. As a product reseller, the Company must continue to obtain products at competitive prices from leading suppliers in order to provide competitively priced products for its customers. During fiscal 1997, Dunn purchased approximately 11% of its components from DSS. In the event that the Company is unable to continue to purchase components from these suppliers, the Company believes that alternative suppliers are readily available. The Company believes its relationships with its key suppliers to be good and believes that generally there are multiple sources of supply available should the need arise.

INVENTORY

    Dunn has traditionally purchased inventory to fill orders received from our customers. IDP traditionally purchased inventory based on a weighted forecast. The Company is in the process of conforming IDP's inventory policies and practices to those of the Company.

PATENTS, TRADEMARKS AND LICENSES

    The Company does not maintain a traditional research and development group, but works closely with computer product suppliers and other technology developers to stay abreast of the latest developments in computer technology. While the Company does not believe that its continued success will depend upon the rights to a patent portfolio, there can be no assurance that the Company will continue to have access to existing or new technology for use in its products.

    The Company conducts its business under the trademarks and service marks of "Dunn", "Dunn Computer Corporation", "International Data Products," and "IDP." The Company believes its trademarks and service marks have significant value and are an important factor in the marketing of its products.

    Because most software used on the Company's computers is not owned by the Company, the Company has entered into software licensing arrangements with several software manufacturers, including Microsoft.

EMPLOYEES

    As of October 31, 1998, the Company employed 236 persons. Of such persons, 3 were employed in executive capacities, 38 in sales and marketing, 55 in administrative capacities, 32 in technical services and 108 in operations. As of January 22, 1999 the Company employed 209 persons. None of Dunn's employees are covered by a collective bargaining agreement. Dunn considers its relationships with its employees to be good.

    The Company believes that its future success will depend in large part upon its continued ability to attract and retain highly qualified management, technical and sales personnel. The computer industry is currently undergoing a shortage of trained and experienced technicians. The Company endeavors to be attractive to current and prospective employees and has an in-house training program to produce its own supply of highly qualified technicians and service providers. However, there can be no assurance that the Company will be able to attract and retain the qualified personnel necessary for its business.

AVAILABLE INFORMATION

    The Company is subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and in accordance therewith, files annual and quarterly reports on Forms 10-K and 10-Q, proxy statements and other information with the Securities and Exchange Commission (the "Commission"). The public may read and copy any such materials filed with the Commission at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. In addition, the Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, such as the Company, that file such materials electronically with the Commission. The Commission's Internet address is http;//www.sec.gov.

ITEM 2. DESCRIPTION OF PROPERTY

    The Company leases an approximately 35,000 square foot facility in Sterling, Virginia which is used primarily for manufacturing and administrative services. The lease expires in October, 1999. The Company has an option to renew the Sterling lease for a period of five years at market rates. The Company is presently seeking ISO 9002 certification for its Sterling facility. The Sterling facility has obtained a top secret security clearance in connection with its performance of one of its government contracts. The facility is owned by C&T Partnership, an entity comprised of Thomas Dunne, the Company's President, and his wife Claudia Dunne, the Company's Vice President.

    The Company also leases an approximately 55,000 square-foot facility in Gaithersburg, Maryland. The Company's plan is to vacate this space by February, 1999, and sublet the space. The existing lease expires in February 2000. The Company also leases a 34,000 square-foot facility in Guayama, Puerto Rico, which is used for manufacturing, technical support, and personal computer board level repair. The Company believes that its current facilities are adequate for its existing needs and that additional suitable space will be available as required.

ITEM 3. LEGAL PROCEEDINGS

    By letter dated April 15, 1998, DDI, a competitor of the Company asserted that IDP is bound by a settlement agreement entered into in connection with certain litigation, calling for payments to the competitor of 1.8% of the first $250 million of IDP's gross sales under the Desktop V contract. IDP and the Company dispute this claim. On June 1, 1998, the Company filed a Complaint for Declaratory Judgment in the U.S. District Court of the Eastern District of Virginia seeking a declaration that DDI is not entitled to receive payments under the settlement agreement. The defendant has counter-claimed against the Company claiming it did not breach the settlement agreement and is entitled to the payments. While the Company believes that it has a meritorious claim for declaratory judgment and meritorious defenses to the counter-claim, there can be no assurance that the Company will be successful in this litigation and, if the court rules against the Company, it may be required to pay a percentage of its revenue under the Desktop V contract to the defendant.

    On July 31, 1998, the Company received notice from the SBA that it was denying the request of the U.S. Air Force to waive the requirement to terminate IDP's Desktop V contract for the convenience of the Government upon the change in control of IDP to the Company. The Company has appealed the denial by the SBA to the SBA's Office of Hearings and Appeals. The appeal is currently pending. The loss of the Desktop V contract could have a material adverse effect on the Company's results of operations.

    In November 1998, a former employee of the Company filed a demand for arbitration with the American Arbitration Association, alleging a breach of his employment agreement with the Company and seeking in excess of $2,350,000 in damages from the Company. The Company has filed an answer denying the claimant's allegations and stating a counterclaim against the former officer for breach of the employment agreement and for conversion of certain of the Company's property. The Company intends to defend the claimant's claim and pursue its out counterclaim vigorously.

    On December 18, 1998, the Office of the United States Attorney for the District of Maryland, Northern Division (the "U.S. Attorney"), informed the Company that it was of the view that a civil False Claims Act violation was assessable against certain parties, including IDP, George and Oscar Fuster (the former principal owners of IDP) and the Company involving allegations of fraudulent misrepresentations by the Fusters in IDP's 1994 application for participation in the Section 8(a) program administered by the SBA. Remedies available to the Government, should such a case be brought, include treble damages, fines, and suspension and debarment. To date, no actual suit has been filed. The Company and the other parties are currently negotiating a settlement of this matter with the U. S. Attorney and, based on such negotiations, the Company believes this matter will be settled without determination of liability against or monetary payment by the Company.

    There are routine legal claims pending against the Company, but in the opinion of management, liabilities, if any, arising from such claims will not have a material adverse effect on the financial condition and results of operation of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

    Prior to the quotation of the Company's Common Stock beginning on April 22, 1997, there was no established trading market for the Company's common stock. The Company's Common Stock is traded in the over-the-counter market and prices are quoted on The Nasdaq National Market under the symbol DNCC. The following table sets forth the high and low selling prices as reported by The Nasdaq National Market for the periods indicated. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                                                   1997
                                                                           --------------------
                                                                             HIGH        LOW
                                                                           ---------  ---------
Second Quarter
(from April 22, 1997)....................................................  $   7 1/8  $     5.0
Third Quarter............................................................  $   7 1/4  $   5 5/8
Fourth Quarter...........................................................  $  7 5/16  $   5 1/2

                                                                                   1998
                                                                           --------------------
                                                                             HIGH        LOW
                                                                           ---------  ---------
First Quarter............................................................  $   10.50  $   6.625
Second Quarter...........................................................  $  10.375  $   8.188
Third Quarter............................................................  $   9.938  $   7.483
Fourth Quarter...........................................................  $    4.75  $   1.938

    On January 22, 1999, the closing price of the Company's Common Stock as reported by The Nasdaq National Market was $5.25 per share. There were approximately 1,500 shareholders of the Common Stock of the Company as of such date.

    The Company has not paid cash dividends on its Common Stock and does not intend to do so in the foreseeable future.

RECENT SALES OF UNREGISTERED STOCK

    On May 1, 1998, in connection with the IDP acquisition, the Company acquired all of the issued and outstanding capital stock of IDP Co. and substantially all of the net assets of PRIMO. In consideration for the IDP acquisition, the Company paid the former owners an aggregate of $14.9 million in cash and an aggregate of 750,000 shares of Common Stock. In November 1998, the Company received 350,000 shares of the stock previously issued to the Fusters in connection with a Purchase Price Adjustment Agreement. The shares sold to the Fusters in the IDP acquisition were sold in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

                   DUNN SELECTED CONSOLIDATED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

    The following selected consolidated financial data of Dunn should be read in conjunction with the consolidated financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations". The consolidated statement of income data set forth below with respect to the fiscal years ended October 31, 1996, 1997 and 1998 and the consolidated balance sheet data as of October 31, 1997 and 1998 is derived from and is referenced to the audited consolidated financial statements of Dunn included elsewhere in this Prospectus. The consolidated statement of income data set forth below with respect to the fiscal years ended October 31, 1994 and 1995 and the consolidated balance sheet data as of October 31, 1994 and 1995 is derived from audited consolidated financial statements of Dunn not included in this 10-K.

                                                                              YEAR ENDED OCTOBER 31,
                                                               -----------------------------------------------------
                                                                 1994       1995       1996      1997(2)    1998(3)
                                                               ---------  ---------  ---------  ---------  ---------
CONSOLIDATED STATEMENT OF INCOME DATA:
Net revenues.................................................  $   4,429  $   7,491  $  18,099  $  21,766  $  66,888
Costs of revenues............................................      3,444      6,046     14,103     17,549     54,969

Gross profit.................................................        985      1,445      3,996      4,217     11,919
Selling, general and administrative..........................      1,005        966      1,972      2,198      9,983

Income from operations.......................................        (20)       479      2,024      2,019      1,936
Other income (expense).......................................        (32)         8         (9)        98       (270)

Net income (loss) before income taxes........................        (52)       487      2,015      2,117      1,666
Provision for (benefit from) income taxes....................        (11)       244        776        795        686

Net income (loss)............................................  $     (41) $     243  $   1,239  $   1,322  $     980

Earnings (loss) per share(1).................................  $   (0.01) $    0.06  $    0.31  $    0.29  $    0.14

Earning (loss) per share assuming dilution(1)................  $   (0.01) $    0.06  $    0.31  $    0.28  $    0.13

Weighted average shares outstanding(1).......................      3,158      4,000      4,000      4,552      7,231
Weighted average shares outstanding assuming dilution(1).....      3,158      4,000      4,000      4,679      7,492


                                                                                  AT OCTOBER 31,
                                                               -----------------------------------------------------
                                                                 1994       1995       1996       1997       1998
                                                               ---------  ---------  ---------  ---------  ---------
CONSOLIDATED BALANCE SHEET DATA:
Working capital..............................................  $     340  $     512  $   1,722  $   4,339  $   5,773

Total assets.................................................      2,503      3,647      5,275     18,703     62,965

Long-term debt...............................................         23                               75         51
Total liabilities............................................      2,046      3,047      3,335     10,465     24,592
Stockholders' equity.........................................        457        600      1,939      8,238     38,373

------------------------

(1) The earnings per share amounts prior to Fiscal 1998 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE. For further discussion of earnings per share and the impact of Statement No. 128, see Note 2 to the Company's consolidated financial statements.

(2) Includes the activity of STMS from September 12, 1997 (date of acquisition).

(3) Includes the activity of IDP and PRIMO from May 1, 1998 (date of acquisition).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Certain statements contained in this section are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, risks associated with the integration of businesses following an acquisition, competitors with broader product lines and greater resources, the termination of any of the Company's significant contracts or the Company's inability to attract and retain highly qualified management, technical and sales personnel.

GENERAL

    Over 85% of the Company's revenues are generated from the sale of hardware. Sales to customers within the Government accounted for 75% of Dunn's revenues in fiscal 1998. The Company's operating results are characterized by a number of factors resulting from its emphasis on the Government market. For example, the Company has historically experienced fluctuating quarterly results due to uneven purchasing patterns of Government customers relating to the Government's budgetary cycle. Consequently, sales for the first and fourth quarters typically account for the greatest proportions of revenues each year. In addition, the Company's Government contracts, which frequently provide for fixed prices, often have initially low gross margins which will increase over the term of a contract due to cost savings from technological improvements and shorter component life cycles. Since most of the Company's Government contracts have 30-day delivery terms, the Company attempts to limit its inventory risks by purchasing components to fill firm orders under fixed-price contracts.

    The Company's most significant costs are components used in the manufacture of desktop, portable and server systems. With the combination of Dunn and IDP, the Company has been able to realize reduced component costs because of increased volume discounts.

    The Company's business during fiscal 1998 was significantly impacted by the IDP acquisition which was consummated on May 1, 1998. As a result of the acquisition, the Company's revenues tripled as the Company benefited from the addition of the IDP customers. Offsetting this increase in revenue were relatively higher operational costs associated with integrating IDP's operations which were initially absorbed by the Company following the IDP Acquisition. The Company has taken a number of measures to consolidate and integrate the IDP operations with those of Dunn so as to reduce the Company's operating costs. Such steps have included a reduction in staff, the consolidation of manufacturing operations in the Sterling, Virginia facility, and the elimination or merger of duplicative operations.

    The Company has recognized certain costs associated with its consolidation and integration plan as liabilities assumed in the IDP Acquisition. These costs were recorded as an adjustment to the purchase price of IDP and therefore are not reflected as expenses in the Company's results of operations. These liabilities totaled $1,376,000 and were comprised of employee severance costs of $615,000 and facilities-related costs of $761,000. The severance costs were recorded for IDP and PRIMO employees to be terminated due to the integration and consolidation of the Company's operations. The facilities-related costs include costs associated with the excess production and warehouse capacity at IDP's Gaithersburg, Maryland facility and an estimate of costs to be incurred once that facility is entirely vacated. To date, $232,000 of costs have been charged against these liabilities. The Company does not expect any significant adjustment to these liabilities as its consolidation and integration plan is substantially complete.

    In addition, the Company incurred $565,000 in costs associated with the consolidation and integration plan which were recognized as expenses during fiscal 1998. These costs included compensation and severance costs of $295,000 and facilities-related costs of $270,000. The compensation and severance costs were for employees of the Company who were terminated as a result of the consolidation and integration plan. The facilities-related costs were costs of certain functions at IDP's Gaithersburg, Maryland facility that were relocated to the Company's Sterling facility subsequent to year-end.

    Although the Company will incur certain costs associated with expanding its operations at its Sterling facility, the Company believes that the cost-cutting measures it has put in place will significantly reduce its operating costs and bring its gross profit margin closer to its level prior to the IDP acquisition. However, there can be no assurance that the Company will successfully implement its consolidation and integration plans or that profit levels will increase.

RESULTS OF OPERATIONS

    The following table sets forth for the fiscal years ended October 31, 1994, 1995, 1996, 1997 and 1998, certain income and expense items of Dunn as a percentage of net revenues.

                                                                    1994       1995       1996       1997       1998
                                                                  ---------  ---------  ---------  ---------  ---------
Net Revenues....................................................     100.00%    100.00%    100.00%    100.00%    100.00%

Costs of revenues...............................................      77.76%     80.71%     77.92%     80.63%     82.18%
                                                                  ---------  ---------  ---------  ---------  ---------
Gross profit....................................................      22.24%     19.29%     22.08%     19.37%     17.82%

Selling, general and administrative.............................      22.69%     12.90%     10.90%     10.10%     14.92%
                                                                  ---------  ---------  ---------  ---------  ---------
Income (loss) from operations...................................      -0.45%      6.39%     11.18%      9.27%      2.90%

Other income (expense)..........................................      -0.72%      0.11%     -0.05%      0.45%     -0.40%
                                                                  ---------  ---------  ---------  ---------  ---------
Net income (loss) before income taxes...........................      -1.17%      6.50%     11.13%      9.72%      2.50%

Provision for (benefit from) income taxes.......................      -0.24%      3.26%      4.28%      3.65%      1.03%
                                                                  ---------  ---------  ---------  ---------  ---------
Net income (loss)...............................................      -0.93%      3.24%      6.85%      6.07%      1.47%

FISCAL YEAR ENDED OCTOBER 31, 1998 COMPARED TO FISCAL YEAR ENDED OCTOBER 31,
  1997

    Net revenues of Dunn for fiscal year ended October 31, 1998 ("fiscal 1998") increased 206% to $66.9 million from $21.8 for fiscal year ended October 31, 1997 ("fiscal 1997"). This increase was primarily due to additional revenue resulting from the third quarter acquisition of International Data Products, Inc. Net revenues derived from IDP's operations for fiscal 1998 amounted to approximately $40.5 million.

    Gross profit of Dunn for fiscal 1998 increased 183% to $11.9 million from $4.2 million for fiscal 1997. However, the gross profit as a percentage of net revenues during the same periods decreased to 17.8% from 19.4%. The decrease in gross profit margin is a result of an increase in the percentage of lower margin hardware sales by IDP and excess production capacity. The Company has closed the production facility in Gaithersburg, Maryland.

    Selling and marketing expense of Dunn increased for fiscal 1997 by 336% to $3,672,000 from $842,000 for fiscal 1997. During the same periods, as a percentage of net revenues, selling and marketing expenses increased to 5.5% from 3.9%. The increase was primarily attributable to the acquisition of IDP, increased advertising in selected publications, increased attendance at trade shows and the development of a marketing campaign aimed at selected businesses.

    General and administrative expense of Dunn for fiscal 1998 increased 365% to $6.3 million from $1.4 million for fiscal 1997. As a percentage of net revenues, general and administrative expense increased to 9.4% for fiscal 1998 from 6.2% for fiscal 1997. The Company charged $564,776 of IDP acquisition integration costs to G&A for the fiscal year. The Company also recognized approximately $545,000 in amortization expense for fiscal 1998 as compared to $22,000 for fiscal 1997. Dunn increased its costs in almost all aspects of general and administrative expenses as a result of the IDP acquisition. The Company has taken various actions to reduce general and administrative expenses in future periods. See Item 1 "Business."

    Other income (expense) including interest for fiscal 1998 decreased to an expense of $271,000 from an income of $98,000 for fiscal 1997. The decrease was a result of increased interest expense required to support the additional debt assumed as a result of the acquisition of IDP, and interest expense associated with certain operating leases. Dunn's effective tax rate increased to 41% for fiscal 1998 from 37.5% for fiscal 1997 as a result of the increase in the amortization of Goodwill which is not deductible for tax purposes. Dunn's net income declined by 26% for fiscal 1998 to $980,000 from $1.3 million for fiscal 1997. Net income as a percentage of net revenues during the same periods declined to 1.5% from 6.1%.

FISCAL YEAR ENDED OCTOBER 31, 1997 COMPARED TO FISCAL YEAR ENDED OCTOBER 31,
  1996

    Net revenues of Dunn for the fiscal year ended October 31, 1997 ("fiscal 1997") increased 20.3% to $21.8 million from $18.1 million for fiscal year ended October 31, 1996 ("fiscal 1996"). This increase was primarily due to additional revenue resulting from the fourth quarter acquisition of STMS and increased revenues from Government contracts.

    Gross profit of Dunn for fiscal 1997 increased 5.5% to $4.2 million from $4.0 million for fiscal 1996. However, the gross profit as a percentage of net revenues during the same periods decreased to 19.4% from 22.1%. The decrease in gross profit margin is a result of an increase in the percentage of lower margin third party hardware sales, initial lower margins realized on two new contracts and increased production costs.

    Selling and marketing expense of Dunn increased for fiscal 1997 by 77.2% to $842,000 from $475,000 for fiscal 1996. During the same periods, as a percentage of net revenues, selling and marketing expenses increased to 3.9% from 2.6%. The increase was primarily attributable to increased advertising in selected publications, increased attendance at trade shows and the development of a marketing campaign aimed at selected businesses.

    General and administrative expense of Dunn for fiscal 1997 declined 9.5% to $1.4 million from $1.5 million for fiscal 1996. As a percentage of net revenues, general and administrative expense declined to 6.2% for fiscal 1997 from 8.3% for fiscal 1996. Although Dunn increased its costs in almost all aspects of general and administrative expenses, the increased costs were offset by a decline in executive officers' incentive compensation.

    Other income (expense) for fiscal 1997 increased to income of $98,000 from an expense of $9,000 for fiscal 1996. The increase was a result of use of proceeds from Dunn's initial public offering in April 1997 to reduce debt obligations and to invest in tax-exempt securities. Dunn's effective tax rate declined to 37.5% for fiscal 1997 from 38.5% for fiscal 1996 as a result of the non-taxable interest income. Dunn's net income grew by 6.7% for fiscal 1997 to $1.3 million from $1.2 million for fiscal 1996. Net income as a percentage of net revenues during the same periods declined to 6.1% from 6.8%.

LIQUIDITY AND CAPITAL RESOURCES

    In fiscal 1998 Dunn generated $2.5 million in cash flow from operations. Dunn generated cash from its net income of $980,000, a reduction in accounts receivable of $2.1 million and a reduction of $7.0 million in inventories. The cash generated was used to reduce accounts payable by $9.5 million The Company used $14.2 million in its investing activities for the IDP Acquisition. The balance was used for property and equipment.

    Dunn received approximately $26 million in net proceeds from its public offering in May 1998. Other significant financing activities were provided by Dunn's bank line of credit with First Union Bank (formerly Signet Bank). The line of credit expires on February 28, 1999 and currently bears interest at prime. As of January 25, 1999, Dunn had no outstanding balance on the line of credit.

    Dunn's subsidiary, IDP has borrowing agreements with Deutsche Financial Services for an aggregate of $25.0 million, of which $13 million is secured by IDP's inventory and $12 million is secured by IDP's accounts receivable. Each of these facilities bears an annual interest rate of LIBOR plus 2.05%. Under the inventory financing facility, IDP normally receives 30 days free of interest when purchases are made from distributors, and 45 days free of interest when purchases are made from manufacturers. Under the accounts receivable financing facility, IDP can borrow against up to 85% of eligible receivables and is subject to various financial covenants. There is no formal expiration date on these facilities, although it is subject to annual re-evaluation. As of January 22, 1999 IDP had $8.2 million outstanding on its line of credit. Dunn is a guarantor of this credit facility. At October 31, 1998, IDP was in violation of its net worth convenant under this facility. The violation was subsequently cured through a waiver obtained from the financial institution. The Company is currently negotiating for the consolidation of its borrowing arrangements. Any financial covenants associated with the renegotiated borrowing facilities will be based on the Company's consolidated financial position and results of operations.

    As of October 31, 1998, IDP had notes payable to related parties of $906,000 bearing annual interest at rates ranging from 8.0% to 11.0% and are payable upon demand. The Company paid off these notes as part of the settlement with George and Oscar Fuster.

    As of October 31, 1998, the Company had working capital of $5.8 million. The Company believes the bank facilities, together with cash on hand and the cash generated from operations, will provide sufficient financial resources to finance the current operations of the Company through fiscal 1999.

    Dunn has obligations under its operating lease commitments of approximately $1.0 million and obligations under its existing employment contracts of approximately $1.0 million for fiscal 1999.

    From time to time, the Company may pursue strategic acquisitions or mergers which may require significant additional capital and, in such event, the Company may seek additional financing of debt and/or equity.

YEAR 2000 ISSUES

    Recently, national attention has focused on the potential problems and costs resulting from computer programs being written using two digits rather than four to define the applicable year. Any computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. While the Company believes that its internal software applications and the software in the systems it sells are Year 2000 compliant, there can be no assurance until the year 2000 that all systems will function adequately. Further, if the software applications of others on whose services the Company depends are not Year 2000 compliant, such noncompliance could have a material adverse effect on the Company. The Year 2000 problem can be corrected either through software programming or the application can be ported to a client/server network. The Company believes with its technical services and its client/server hardware product line, it provides Year 2000 solutions.

    In response to the Year 2000 problem and the associated risks, the Company has developed a comprehensive compliance program to evaluate, address and remedy the date related problems with respect to the Company's internal systems, third party relationships, and Company products and services. The compliance program is managed by the Company's Director of Engineering, and is tailored after the guidance promulgated by the General Accounting Office (GAO) in their publication, Year 2000 Computing Crisis: An Assessment Guide and by the Department of the Navy Year 2000 Action Plan.

    The Company has adopted the following five-phase approach that was endorsed by the GAO and recognized by the U.S. Congress:

    AWARENESS PHASE. The Company's management is familiar with the scope of the Year 2000 impact, the problem is defined, compliance standards are established and an overall strategy is developed. A Year 2000 program team is organizing and implementing the Company's Year 2000 compliance program.

    ASSESSMENT PHASE. The Year 2000 team determines the impact on the Company's systems, tools, products and contracts. The team creates an inventory and evaluation of systems that support the core business sectors. Third party service providers are contacted concerning their compliance with the Year 2000 problem with regard to the products and services they provide. The team then prioritizes the conversion or replacement of existing systems that are confirmed to be Year 2000 non-compliant.

    RENOVATION PHASE. The Year 2000 program team rectifies the problems discovered in the assessment phase by modifying or replacing systems that are Year 2000 non-compliant.

    VALIDATION PHASE. The renovated or replaced systems, applications and databases are tested and certified as Year 2000 compliant.

    IMPLEMENTATION PHASE. The renovated or replaced systems are fully implemented and extensive testing is performed to insure coordination with other systems and databases. Backup and recovery plans are put in place. The Company anticipates that it will have all internal Year 2000 solutions in place by July 1, 1999. Internal solutions include information technology systems such as local and wide area network systems and non-IT systems such as embedded micro-controllers within facility, security, telephone and others systems. The Company is assessing the status of third parties with which it has a material relationship. Third parties include vendors and suppliers of essential hardware, software and services and Company customers who may fund Year 2000 compliance efforts in lieu of contracting services to the Company. The Company is assessing the status of its products and Year 2000-related services. All products sold via the GSA schedule are Year 2000 compliant. Other products developed and sold by the Company are being assessed for Year 2000 compliance. The Company also performs Year 2000-related services for both government and industry and is assessing the potential risk to the Company of performing these services and is taking action to mitigate these risks as they are identified.

    CONTINGENCY PLANS. The Company currently is developing contingency plans. The Company anticipates that its internal systems will be Year 2000 compliant by July 1, 1999. The Year 2000 readiness of third parties with which the Company has a material relationship and their products and services are being assessed. The Company will continue to develop contingency plans as required to mitigate the effects of delays, if any, in internal systems compliance, third party business interruption, non-compliant Company products and risks associated with providing Year 2000-related services.

    COST FOR YEAR 2000 COMPLIANCE. The Company estimates that the total cost for Year 2000 compliance will be approximately $75,000. As of January 29, 1999, the Company has spent approximately $55,000 on Year 2000 compliance.

    YEAR 2000 RISKS. The Company expects to fund the remaining aspects of its program with cash on hand or internally generated cash. The Company believes that its Year 2000 compliance plan is a comprehensive one and that all internal systems, including both information technology systems and non-information technology systems, will be compliant by the end of calendar 1999. The Company, however, may not be able to identify or remedy all Year 2000 compliance issues with respect to its internal systems, suppliers, customers, products and services. As a result, the Year 2000 problem could have a materially adverse effect on the Company's financial condition or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

ITEM 8. FINANCIAL STATEMENTS

                                                                                                               PAGE
                                                                                                             ---------
FINANCIAL STATEMENTS OF DUNN COMPUTER CORPORATION
Report of Ernst & Young LLP, Independent Auditors..........................................................        F-2
Consolidated Balance Sheets................................................................................        F-3
Consolidated Statements of Income..........................................................................        F-4
Consolidated Statements of Stockholders' Equity............................................................        F-5
Consolidated Statements of Cash Flows......................................................................        F-6
Notes to Consolidated Financial Statements.................................................................        F-7

FINANCIAL STATEMENTS OF INTERNATIONAL DATA PRODUCTS, CORP.
Report of KPMG Peat Marwick, LLP, Independent Auditor......................................................       F-24
Combined Balance Sheets as of September 30, 1996 and 1997..................................................       F-25
Combined Statements of Income and Retained Earnings for the three years in the period ended September 30,
  1997.....................................................................................................       F-26
Combined Statements of Cash Flows for the three years in the period ended September 30, 1997...............       F-27
Notes to Combined Financial Statements.....................................................................       F-28

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL ISSUES

    None.

                                    PART III

    The Notice and Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of1934, as amended, which is incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, will provide the information required under Part III, including Item 10 (directors and executive officers of the Company), Item 11 (executive compensation), Item 12 (security ownership of certain beneficial owners and management), and Item 13 (certain relationships and related transactions).

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this report

1.  Financial Statements

Dunn Computer Corporation
Report of Ernst & Young LLP, Independent Auditors
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
International Data Production Corporation and combined company
Report of KPMG Peat Marwick, LLP, Independent Auditor
Combined Balance Sheets as of September 30, 1996 and 1997
Combined Statements of Income and Retained Earnings for the three years in the period ended September 30, 1997
Combined Statements of Cash Flows for the three years in the period ended September 30, 1997
Notes to Combined Financial Statements

2.  Financial Statement Schedules

    Statements not listed above have been omitted because they are not applicable or the information required to be set forth therein is included in the Consolidated Financial Statements or the notes thereto under Item 8.

3.  Exhibits.

EXHIBIT
NUMBER DESCRIPTION
--------------------------------------------------------------------------------------

  2.1 Acquisition Agreement, dated March 9, 1998, by and among Dunn, the Company,
      George D. Fuster, D. Oscar Fuster, Carol N. Fuster and Wendy E. Fuster (refiling to add index of exhibits and schedules). (Filed as Exhibit 2.1 to the Company's
      Registration Statement on Form S-1, Amendment No. 2, dated April 23, 1998 (File
      No. 333-47631) and hereby incorporated by reference.)

  2.2 Agreement of Merger, dated as of March 18, 1998, by and among Dunn Merger Corp., a Delaware corporation, Dunn and the Company. (Filed as Exhibit 2.2 to the
      Company's Registration Statement on Form S-1, Amendment No. 2, dated April 23,
      1998 (File No. 333-47631) and hereby incorporated by reference.)

  2.3 Stock Purchase Agreement, dated September 12, 1997, by and among STMS
      Acquisition Corp., Dunn, STMS, Inc., John Signorello, Timothy McNamee, Steve
      Salmon and certain other stockholders of Dunn. (Filed as Exhibit 2.3 to Dunn's
      Current Report on Form 8-K, dated September 12, 1997, filed September 27, 1997
      (File No. 0-22263) and hereby incorporated by reference).

  3.1 Articles of Incorporation of the Company, dated February 25, 1998, and effective as of February 26, 1998. (Filed as Exhibit 3.1 to the Company's Registration
      Statement on Form S-1, Amendment No. 1, dated April 23, 1998 (File No.
      333-47631) and hereby incorporated by reference.)

EXHIBIT
NUMBER DESCRIPTION
--------------------------------------------------------------------------------------
  3.2 By-laws of the Company, effective as of March 5, 1998. (Filed as Exhibit 3.2 to the Company's Registration Statement on Form S-1, Amendment No. 2, dated April
      23, 1998 (File No. 333-47631) and hereby incorporated by reference.)

  4.1 Specimen common stock certificate for the Company. (Filed as Exhibit 4.1 to the
      Company's Registration Statement on Form S-1, Amendment No. 2, dated April 23,
      1998 (File No. 333-47631) and hereby incorporated by reference.)

 10.1 GSA Schedule (Filed as Exhibit 10.2 to Dunn's Registration Statement on Form
      SB-2, Amendment 1, dated March 14, 1997 (File No. 333-19635) and hereby incorporated by reference).

 10.2 Agreement, dated November 21, 1995, by and between GCH Systems, Inc. and Dunn regarding Lockheed (Filed as Exhibit 10.4 to Dunn's Registration Statement on
      Form SB-2, Amendment 1, dated March 14, 1997 (File No. 333-19635) and hereby incorporated by reference).

 10.3 Agreement, dated March 25, 1997, by and between Dunn and the Social Security
      Administration (Filed as Exhibit 10.5 to Dunn's Registration Statement on Form
      SB-2, Amendment 2, dated April 4, 1997 (File No. 333-19635) and hereby incorporated by reference).

 10.4 Agreement, dated June 12, 1995, by and between Dunn and the Administrative
      Office of the U.S. Courts (Filed as Exhibit 10.6 to Dunn's Registration
      Statement on Form SB-2, Amendment 2, dated April 4, 1997 (File No. 333-19635)
      and hereby incorporated by reference).

 10.5 Agreement, dated September 29, 1994, by and between Dunn and the Health Care
      Finance Administration (Filed as Exhibit 10.7 to Dunn's Registration Statement
      on Form SB-2, Amendment 2, dated April 4, 1997 (File No. 333-19635) and hereby incorporated by reference).

 10.6 Agreement effective September 8, 1997, by and between Virginia Contracting
      Authority and Dunn (Filed as Exhibit 10.6 to Dunn's Form 10-KSB, dated January
      30, 1998 (File No. 0-22263) and hereby incorporated by reference).

 10.7 Employment Agreement by and between Dunn and John D. Vazzana (Filed as Exhibit
      99.1 to Dunn's Registration Statement on Form SB-2, Amendment 2, dated April 4,
      1997 (File No. 333-19635) and hereby incorporated by reference).

 10.8 Employment Agreement by and between Dunn and Thomas P. Dunne (Filed as Exhibit
      99.2 to Dunn's Registration Statement on Form SB-2, Amendment 2, dated April 4,
      1997 (File No. 333-19635) and hereby incorporated by reference).

 10.9 Deed of Lease, dated October 31, 1994, between C&T Partnership and Dunn and addenda thereto (Filed as Exhibit 10.9 to Dunn's Form 10-KSB, dated January 30,
      1998 (File No. 0-22263) and hereby incorporated by reference).

10.10 Deed of Lease, dated February 7, 1997, between APA Properties No. 6 L.P. and
      STMS, Inc. and First Amendment thereto, dated July 23, 1997 (Filed as Exhibit
      10.10 to Dunn's Form 10-KSB, dated January 30, 1998 (File No. 0-22263) and hereby incorporated by reference).

10.11 1997 Stock Option Plan, as amended. (Filed as Exhibit 10.11 to the Company's
      Registration Statement on Form S-1, Amendment No. 2, dated April 23, 1998 (File
      No. 333-47631) and hereby incorporated by reference.)

EXHIBIT
NUMBER DESCRIPTION
--------------------------------------------------------------------------------------
10.12 General Service Administration Schedule for International Data Products, Corp.
      (Filed as Exhibit 10.12 to the Company's Registration Statement on Form S-1,
      Amendment No. 2, dated April 23, 1998 (File No. 333-47631) and hereby incorporated by reference.)

10.13 Agreement, dated May 5, 1997, by and between International Data Products, Corp.
      and the U.S. Air Force, the Desktop V Contract. (Filed as Exhibit 10.13 to the
      Company's Registration Statement on Form S-1, Amendment No. 2, dated April 23,
      1998 (File No. 333-47631) and hereby incorporated by reference.)

10.14 Agreement, dated January 6, 1998, by and between International Data Products,
      Corp. and the Department of the Navy. (Filed as Exhibit 10.14 to the Company's
      Registration Statement on Form S-1, Amendment No. 2, dated April 23, 1998 (File
      No. 333-47631) and hereby incorporated by reference.)

10.15 Deed of Lease, dated January 31, 1995, between Northtech Business Park and
      International Data Products. (Filed as Exhibit 10.15 to the Company's
      Registration Statement on Form S-1, Amendment No. 2, dated April 23, 1998 (File
      No. 333-47631) and hereby incorporated by reference.)

10.16 Deed of Lease, dated July 15, 1994, between Puerto Rico Industrial Development
      Company and Puerto Rico Industrial Manufacturing Operations, Corp. (Filed as
      Exhibit 10.16 to the Company's Registration Statement on Form S-1, Amendment No.
      2, dated April 23, 1998 (File No. 333-47631) and hereby incorporated by reference.)

10.17 Agreement, dated July 11, 1995, by and between International Data Products,
      Corp. and the Social Security Administration. (Filed as Exhibit 10.17 to the
      Company's Registration Statement on Form S-1, Amendment No. 2, dated April 23,
      1998 (File No. 333-47631) and hereby incorporated by reference.)

10.18 Form of Employment Agreement by and between the Company and each of George D.
      Fuster and D. Oscar Fuster (refiling to reflect revised form). (Filed as Exhibit
      10.18 to the Company's Registration Statement on Form S-1, Amendment No. 2,
      dated April 23, 1998 (File No. 333-47631) and hereby incorporated by reference.)

10.19 Consent Agreement by and among Dunn, the Company, Network 1 Financial
      Securities, Inc., a Texas corporation, and Damon Testaverde, William Hunt and
      Richard Hunt, dated as of April 20, 1998. (Filed as Exhibit 10.20 to the
      Company's Registration Statement on Form S-1, Amendment No. 2, dated April 23,
      1998 (File No. 333-47631) and hereby incorporated by reference.)

10.20 Loan and Security Agreement, dated as of May 28, 1996 by and between Dunn and
      SIGNET BANK and Amendment Nos. 1, 2 and 3 thereto (Filed as Exhibit 4.2 to
      Dunn's Form 10-KSB, for the fiscal year ended October 31, 1997 (File No.
      0-22263) and hereby incorporated by reference).

10.21 Amendment No. 4, dated February 28, 1998 to the Loan and Security Agreement by
      and between Dunn and First Union National Bank, successor by merger to Signet
      Bank, dated as of May 28, 1996. (Filed as Exhibit 10.23 to the Company's
      Registration Statement on Form S-1, Amendment No. 2, dated April 23, 1998 (File
      No. 333-47631) and hereby incorporated by reference.)

*10.22 Employee Stock Purchase Plan.

*10.23 Employment Agreement, Termination Agreement, by and among the Company, George D.
      Fuster and D. Oscar Fuster, dated as of November 23, 1998.

EXHIBIT
NUMBER DESCRIPTION
--------------------------------------------------------------------------------------
*10.24 Purchase Price Adjustment Agreement by and among the Company, George D. Fuster and D. Oscar Fuster, dated as of November 23, 1998.

*21.1 List of Subsidiaries.

*23.1 Consent of Ernst & Young LLP, Independent Auditors.

*23.2 Consent of Ernst & Young LLP, Independent Auditors.

*23.3 Consent of KPMG Peat Marwick LLP, Independent Auditors.

*27.1 Financial Data Schedule.

------------------------

*   Filed herewith

    (b) Reports on Form 8-K

    None

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                DUNN COMPUTER CORPORATION

                                By:             /s/ THOMAS P. DUNNE
                                     -----------------------------------------
                                                  Thomas P. Dunne
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: February 12, 1999

    Pursuant to and in accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------

     /s/ THOMAS P. DUNNE
------------------------------  President, Chief Executive   February 12, 1999
       Thomas P. Dunne            Officer and Director

                                Executive Vice President,
     /s/ JOHN D. VAZZANA          Chief Financial Officer
------------------------------    (and principal             February 12, 1999
       John D. Vazzana            accounting officer) and
                                  Director

     /s/ CLAUDIA N. DUNNE
------------------------------  Vice President and           February 12, 1999
       Claudia N. Dunne           Director

/s/ VADM E. A. BURKHALTER USN
            (RET.)
------------------------------  Director                     February 12, 1999
  VADM E. A. Burkhalter USN
            (Ret.)

      /s/ DANIEL SINNOTT
------------------------------  Director                     February 12, 1999
        Daniel Sinnott

                         INDEX TO FINANCIAL STATEMENTS

DUNN COMPUTER CORPORATION (A VIRGINIA CORPORATION)
Report of Ernst & Young LLP, Independent Auditors.....................................         F-1
Consolidated Balance Sheets as of October 31, 1997 and 1998...........................         F-2
Consolidated Statements of Income for the three years in the period ended October 31,
  1998................................................................................         F-3
Consolidated Statements of Stockholders' Equity for the three years in the period
  ended October 31, 1998..............................................................         F-4
Consolidated Statements of Cash Flows for the three years in the period ended
  October 31, 1998....................................................................         F-5
Notes to Consolidated Financial Statements............................................         F-6

INTERNATIONAL DATA PRODUCTS, CORP. AND COMBINED COMPANY
Report of KPMG Peat Marwick LLP, Independent Auditors.................................        F-24
Combined Balance Sheets as of September 30, 1996 and 1997.............................        F-25
Combined Statements of Income and Retained Earnings for the three years in the period
  ended September 30, 1997............................................................        F-26
Combined Statements of Cash Flows for the three years in the period ended
  September 30, 1997..................................................................        F-27
Notes to Combined Financial Statements................................................        F-28

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors

    We have audited the accompanying consolidated balance sheets of Dunn Computer Corporation (a Virginia Corporation) as of October 31, 1997 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for the three years in the period ended October 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dunn Computer Corporation as of October 31, 1997 and 1998, and the consolidated results of its operations and its cash flows for the three years in the period ended October 31, 1998 in conformity with generally accepted accounting principles.

                                          /s/ ERNST & YOUNG LLP

Vienna, Virginia
February 3, 1999

                           DUNN COMPUTER CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                     OCTOBER 31,
                                               ------------------------
                                                  1997         1998
                                               -----------  -----------
ASSETS
Current assets:
  Cash and cash equivalents..................  $   341,966  $   --
  Accounts receivable, net of allowance for
    doubtful accounts of $77,000 and $46,000
    as of October 31, 1997 and 1998,
    respectively.............................    9,712,010   16,675,204
  Employee and stockholder advances..........      --            71,287
  Other receivables..........................      --           117,685
  Investment in sales-type leases,
    net--current portion.....................      --           959,243
  Inventory, net.............................    4,487,301   10,928,736
  Deferred tax asset.........................      --           630,000
  Income tax receivable......................      --           597,325
  Prepaid expenses and other current
    assets...................................       87,457      248,143
                                               -----------  -----------
Total current assets.........................   14,628,734   30,227,623
Property and equipment, net..................      633,428    1,927,148
Equipment on lease, net......................      --         4,096,483
Investment in sales-type leases,
  net--long-term portion.....................      --         2,140,099
Goodwill and other intangible assets, net....    2,974,840   24,231,852
Investments..................................      275,000      150,000
Other assets.................................      191,075      191,395
                                               -----------  -----------
Total assets.................................  $18,703,077  $62,964,600
                                               -----------  -----------
                                               -----------  -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...........................  $ 9,296,497  $12,151,163
  Accrued expenses...........................      557,264    4,726,765
  Line-of-credit.............................      --         3,256,060
  Notes payable--current portion.............       12,840       33,514
  Notes payable--related parties.............      --           905,960
  Unearned revenue...........................      422,907    3,381,291
                                               -----------  -----------
Total current liabilities....................   10,289,508   24,454,753

Notes payable-long-term portion..............       49,952       51,265
Deferred tax credit..........................      100,000      --
Other long-term liabilities..................       25,462       85,890

Commitments..................................      --           --

Stockholders' equity:
  Preferred Stock, $.001 par value; 2,000,000
    shares authorized, no shares issued and
    outstanding..............................      --           --
  Common Stock, $.001 par value; 20,000,000
    shares authorized, 5,150,000 and
    9,391,493 shares issued and outstanding
    at October 31, 1997 and 1998,
    respectively.............................        5,150        9,392
  Additional paid-in capital.................    5,087,371   37,670,245
  Treasury stock, 400,000 shares at October
    31, 1998.................................      --        (3,432,500)
  Retained earnings..........................    3,145,634    4,125,555
                                               -----------  -----------
Total stockholders' equity...................    8,238,155   38,372,692
                                               -----------  -----------
Total liabilities and stockholders' equity...  $18,703,077  $62,964,600
                                               -----------  -----------
                                               -----------  -----------

                            See accompanying notes.

                           DUNN COMPUTER CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                           YEARS ENDED OCTOBER 31,
                                                    -------------------------------------
                                                       1996         1997         1998
                                                    -----------  -----------  -----------
Net revenues......................................  $18,098,638  $21,766,465  $66,888,478
Costs of revenues.................................   14,102,442   17,549,655   54,969,061
                                                    -----------  -----------  -----------

Gross profit......................................    3,996,196    4,216,810   11,919,417
Selling and marketing.............................      475,471      842,218    3,671,765
General and administrative........................    1,496,979    1,332,975    5,201,745
Amortization of goodwill and other intangible
  assets..........................................      --            22,448      544,687
Acquisition integration costs.....................      --           --           564,776
                                                    -----------  -----------  -----------

Income from operations............................    2,023,746    2,019,106    1,936,444
Other income (expense):
  Other income....................................       49,343      --           119,375
  Interest income.................................      --           109,877      104,606
  Interest expense................................      (57,925)     (11,813)    (494,504)
                                                    -----------  -----------  -----------

Net income before income taxes....................    2,015,164    2,117,170    1,665,921
Provision for income taxes........................      776,000      794,870      686,000
                                                    -----------  -----------  -----------
Net income........................................  $ 1,239,164  $ 1,322,300  $   979,921
                                                    -----------  -----------  -----------
                                                    -----------  -----------  -----------
Earnings per share................................  $      0.31  $      0.29  $      0.14
                                                    -----------  -----------  -----------
                                                    -----------  -----------  -----------
Earnings per share--assuming dilution.............  $      0.31  $      0.28  $      0.13
                                                    -----------  -----------  -----------
                                                    -----------  -----------  -----------

                            See accompanying notes.

                           DUNN COMPUTER CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                              COMMON STOCK     ADDITIONAL   RECEIVABLE
                                            -----------------    PAID-IN       FROM        TREASURY     RETAINED
                                             SHARES    AMOUNT    CAPITAL    STOCKHOLDER      STOCK      EARNINGS      TOTAL
                                            ---------  ------  -----------  -----------   -----------  ----------  -----------
Balance at October 31, 1995...............  4,000,000  $4,000  $   111,857   $(100,000)       --       $  584,170  $   600,027
Cash receipts from stockholder............     --       --         --          100,000        --           --          100,000
Net income................................     --       --         --           --            --        1,239,164    1,239,164
                                            ---------  ------  -----------  -----------   -----------  ----------  -----------
Balance at October 31, 1996...............  4,000,000  4,000       111,857      --            --        1,823,334    1,939,191
Issuance of common stock, net of offering
  expenses of $1,083,336..................  1,000,000  1,000     3,916,664      --            --           --        3,917,664
Issuance of stock related to acquisition
  of STMS.................................    150,000    150       974,850      --            --           --          975,000
Issuance of options related to acquisition
  of STMS, recorded at fair value.........     --       --          84,000      --            --           --           84,000
Net income................................     --       --         --           --            --        1,322,300    1,322,300
                                            ---------  ------  -----------  -----------   -----------  ----------  -----------
Balance at October 31, 1997...............  5,150,000  5,150     5,087,371      --            --        3,145,634    8,238,155
Repurchase of common stock originally
  issued in the acquisition of STMS.......     --       --         --           --           (457,500)     --         (457,500)
Repurchase of stock option originally
  issued in the acquisition of STMS.......     --       --         (75,750)     --            --           --          (75,750)
Issuance of common stock, net of offering
  expenses of $1,330,229..................  3,491,493  3,492    26,284,374      --            --           --       26,287,866
Issuance of stock related to acquisitions
  of IDP and PRIMO........................    750,000    750     6,374,250      --            --           --        6,375,000
Return of common stock originally issued
  in the acquisitions of IDP and PRIMO....     --       --         --           --         (2,975,000)     --       (2,975,000)
Net income................................     --       --         --           --            --          979,921      979,921
                                            ---------  ------  -----------  -----------   -----------  ----------  -----------
Balance at October 31, 1998...............  9,391,493  $9,392  $37,670,245   $  --        $(3,432,500) $4,125,555  $38,372,692
                                            ---------  ------  -----------  -----------   -----------  ----------  -----------
                                            ---------  ------  -----------  -----------   -----------  ----------  -----------

                            See accompanying notes.

                           DUNN COMPUTER CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          YEARS ENDED OCTOBER 31,
                                                    -----------------------------------
                                                       1996        1997        1998
                                                    ----------  ----------  -----------
OPERATING ACTIVITIES
Net income........................................  $1,239,164  $1,322,300  $   979,921
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization of property and
    equipment.....................................      32,300      46,029    1,139,210
  Amortization of goodwill and of other intangible
    assets........................................      --          22,448      544,687
  Changes in operating assets and liabilities:
    Accounts receivable...........................    (951,553) (5,354,279)   2,057,540
    Employee and stockholder advances.............      --          --           10,234
    Income tax receivable.........................      --          --          316,461
    Investment in sales-type leases...............      --          --       (3,099,342)
    Inventory.....................................     211,763  (2,865,750)   7,015,014
    Prepaid expenses and other assets.............       9,460     (85,966)      31,480
    Accounts payable..............................     471,636   3,920,267   (9,542,573)
    Accrued expenses..............................    (193,084)     51,930      900,886
    Income taxes payable..........................     260,947    (519,308)     (13,290)
    Deferred tax asset (credit)...................     (66,276)     88,914     (761,714)
    Unearned revenue..............................      67,640    (110,734)   2,958,384
                                                    ----------  ----------  -----------
Net cash provided by (used in) operating
  activities......................................   1,081,997  (3,484,149)   2,536,898
INVESTING ACTIVITIES
Purchases of property and equipment...............     (21,040)    (93,389)    (945,794)
Acquisitions, net of cash acquired................      --        (928,550) (14,185,021)
Sale (purchase) of investments....................    (150,000)     --            7,315
                                                    ----------  ----------  -----------
Net cash used in investing activities.............    (171,040) (1,021,939) (15,123,500)
FINANCING ACTIVITIES
Net proceeds from issuance of common stock........      --       3,917,664   26,287,866
Repurchase of common stock and options............      --          --         (533,250)
Proceeds of loans for purchase of certain
  assets..........................................      --          64,226      --
Payments on notes payable.........................      --         (10,551)    (928,980)
Payments on notes payable to related parties......      --          --         (587,181)
Net payments on bank line of credit...............    (252,231)     --      (11,993,819)
Repayment from stockholder........................     100,000      --          --
Payments on capital leases........................      --         (20,949)     --
                                                    ----------  ----------  -----------
Net cash (used in) provided by financing
  activities......................................    (152,231)  3,950,390   12,244,636
Net increase (decrease) in cash and cash
  equivalents.....................................     758,726    (555,698)    (341,966)
Cash and cash equivalents at beginning of the
  year............................................     138,938     897,664      341,966
                                                    ----------  ----------  -----------
Cash and cash equivalents at end of the year......  $  897,664  $  341,966  $   --
                                                    ----------  ----------  -----------
                                                    ----------  ----------  -----------
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid.....................................  $   57,925  $   11,813  $   494,504
                                                    ----------  ----------  -----------
                                                    ----------  ----------  -----------
Income taxes paid.................................  $  581,000  $1,323,308  $   525,000
                                                    ----------  ----------  -----------
                                                    ----------  ----------  -----------

                            See accompanying notes.

                           DUNN COMPUTER CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

    Dunn Computer Corporation (the "Corporation") was incorporated on July 27, 1987 under the laws of the Commonwealth of Virginia. On January 3, 1997, Dunn Computer Corporation ("Dunn"), a Delaware corporation, was formed as a holding company for the stock of Dunn Computer Corporation, the Virginia corporation. On January 6, 1997, the Board of Directors and stockholders of the Corporation approved and effected a 2,799.160251 for 1 stock exchange with Dunn whereby the holders of the Corporation's common stock would receive 2,799.160251 shares of common stock in Dunn for each share of common stock in the Corporation.

    On September 12, 1997, Dunn acquired all of the outstanding stock of STMS, Inc. ("STMS"), a Virginia Corporation.

    On February 26, 1998, Dunn Computer Corporation (the "Company") was incorporated in the Commonwealth of Virginia to become a holding company for Dunn and International Data Products Corp. ("IDP"), as provided for in the Acquisition Agreement. The Acquisition Agreement provides for the acquisition of all of the stock of IDP by the Company and the acquisition of substantially all of the net assets of Puerto Rico Industrial Manufacturing Operations, Corp. ("PRIMO"), an affiliate of IDP, by a newly formed subsidiary of the Company (collectively, the "IDP Acquisition"). Effective May 1, 1998, the Company's acquisitions of IDP and PRIMO were consummated. Simultaneously, a subsidiary of the Company merged into Dunn, whereby each outstanding share of common stock of Dunn was exchanged on a one-for-one basis for a share of common stock of the Company and each outstanding option and warrant of Dunn was converted into an option or warrant, respectively, of the Company on substantially the same terms as applied to each option or warrant of Dunn immediately prior to the merger. Dunn became a wholly-owned subsidiary of the Company. All references in the accompanying consolidated financial statements as to the number of shares of common stock and per-share amounts have been restated to reflect the stock exchanges described above. Also, the Company has authorized 2,000,000 shares of preferred stock with rights and preferences to be determined by the Board of Directors at a later date.

    The Company is engaged in the business of selling build-to-order computer systems and related equipment and providing computer training and maintenance service to business and government agencies. The Company operates in a competitive environment subject to technological change and the emergence of new technologies, although the Company believes that its products and services are, or would be, upgradable to new technologies.

2. SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

    The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

                           DUNN COMPUTER CORPORATION

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH AND CASH EQUIVALENTS

    The Company maintains demand deposits with several financial institutions. At times, deposits exceed federally insured limits, but management does not consider this a significant concentration of credit risk. The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. At October 31, 1998, the Company's cash management process resulted in an overdraft of $741,000 included in accounts payable.

OTHER RECEIVABLES

    In connection with the acquisition of STMS, the Company purchased a 47.5% interest in Glacier Corporation ("Glacier"). This investment was recorded at its fair value of $125,000 on the STMS acquisition date. During fiscal 1998, the Company relinquished its voting rights with respect to its investment in Glacier in exchange for a promissory note equivalent to $125,000. The Company reduced the carrying value of its investment in Glacier by the amount of the promissory note. The balance of the promissory note is included in other receivables and will be reduced as payments are received. The Company believes that the carrying amount of its investment ($0) in Glacier (which only includes equity rights) represents the lower of cost or market at October 31, 1998. The Company is accounting for its investment in Glacier using the cost method since the Company has no voting rights with respect to its investment.

INVESTMENTS

    At October 31, 1997 and 1998, investments consisted of shares of common stock of a privately-held internet company, Worldwide Internet Solutions Network, Inc. ("WIZnet"), with a cost basis of approximately $150,000. The Company believes that this carrying amount represents the lower of cost or market. The Company is accounting for this investment using the cost method since the Company's investment represents less than 20% of the privately-held internet company's outstanding stock. The President and Chief Executive Officer of WIZnet is a member of the Company's Board of Directors.

INVENTORY

    Inventory is stated at the lower of cost or market as determined by the first-in first-out (FIFO) method. The Company periodically evaluates its inventory obsolescence reserve to ensure inventory is recorded at net realizable value.

IMPAIRMENT OF LONG-LIVED ASSETS

    Each year, management determines whether any property and equipment or any other assets have been impaired based on the criteria established in Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF." The Company made no adjustments to the carrying values of the assets during the years ended October 31, 1996, 1997 and 1998.

GOODWILL AND OTHER INTANGIBLE ASSETS

    Goodwill and other intangibles represent the unamortized excess of the cost of acquiring subsidiary companies over the fair values of such companies' net tangible assets at the dates of acquisition. Goodwill related to the Company's acquisitions as described in Note 5 is being amortized on a straight-line basis over periods ranging from twenty to forty years. Other intangibles, including contracts, are being amortized on a straight-line basis over a five year period.

                           DUNN COMPUTER CORPORATION

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACQUISITION-RELATED LIABILITIES

    During fiscal year 1998, the Company recorded $1,376,000 of acquisition-related liabilities in connection with the IDP Acquisition. These liabilities were recorded after certain actions had been identified, quantified and approved by management of the Company having authority to commit the Company to the plan. Those certain actions included closing the IDP facility in Maryland, integrating IDP and the Company's production, warehouse, sales, marketing and administrative functions, eliminating duplicative jobs and expanding space in the Company's office space in Virginia. The Company vacated the production and warehouse space in the IDP facility in June 1998 and intends to vacate the remaining space in the facility in February, 1999. During fiscal 1998, $232,000 of costs were charged against the liability. The acquisition-related liabilities at October 31, 1998 consisted of the following:

Workforce-related...............................................  $ 545,000
Facilities......................................................    600,000
                                                                  ---------
Total...........................................................  $1,145,000
                                                                  ---------
                                                                  ---------

    Workforce-related charges, consisting principally of severance costs, were recorded based on specific identification of employees to be terminated, along with their job classifications or functions and their locations. The facilities-related charges include the cost of the Company's excess facilities (Maryland facility) and an estimate of the costs to be incurred once the facility is entirely vacated. This estimate represents the lower of the amount of the remaining lease obligations, net of any sublease rentals, or the expected lease settlement costs. These costs have been estimated from the time when the space is expected to be vacated and when there are no plans to utilize the facility in the future. Costs incurred prior to vacating the facilities will be charged to operations. Periodically, the accruals related to the acquisition-related charges are reviewed and compared to their respective cash requirements. As a result of those reviews, the accruals are adjusted for changes in cost and timing assumptions of previously approved and recorded initiatives.

STOCK COMPENSATION

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "ACCOUNTING FOR STOCK-BASED COMPENSATION". SFAS 123 allows companies to account for stock-based compensation under either the new provisions of SFAS 123 or the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," but requires pro forma disclosure in the footnotes to the consolidated financial statements as if the measurement provisions of SFAS 123 had been adopted. The Company continues accounting for its stock-based compensation in accordance with the provisions of APB 25.

REVENUE RECOGNITION

    The Company generally recognizes revenues from computer sales and sales-type leases at the time of shipment. Revenues are earned principally pursuant to various contracts with agencies of the Federal government and commercial customers. The length of the Company's contracts generally range from one to three years.

    Service revenues are recognized over the contractual period as the services are provided. Revenues from operating leases are recognized over the contract term. The Company has assigned payments from one of its operating leases to a financing company in exchange for the present value of the minimum lease payments. This amount is nonrefundable by the Company. The Company has recorded this amount as

                           DUNN COMPUTER CORPORATION

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION (CONTINUED)
unearned revenues and will recognize revenues over the lease term as payments are received by the Company and remitted to the financing company. The agreement is cancelable by the lessee upon thirty days notice.

    The products sold are generally covered by a warranty for periods ranging from two to three years. The Company accrues a warranty reserve for revenues recognized during the year to record estimated costs to provide warranty services.

    Unearned revenue also relates to cash received from credit card sales as of year end for which the related inventory was shipped subsequent to year end.

    During the year ended October 31, 1996, the Company had revenues from two agencies of the Federal government which represented 22% and 14% of total revenues. In addition, during 1996, the Company had revenues from one Federal government contractor and one commercial customer which represented 17% and 16% of total revenues, respectively. During the year ended October 31, 1997, the Company had revenues from one agency of the Federal government and one Federal government contractor which represented 21% and 11% of total revenues, respectively. As of October 31, 1997, accounts receivable from agencies of the Federal government represented 64% of total accounts receivable. During the year ended October 31, 1998, the Company had revenues from one agency of the Federal government which represented 40% of total revenues. As of October 31, 1998, accounts receivable from agencies of the Federal government represented 67% of total accounts receivable.

    For the year ended October 31, 1998, approximately 27% of the Company's revenues were from Federal contracts that were awarded under Section 8(a) of the Small Business Act.

ADVERTISING EXPENSES

    The Company expenses advertising costs as incurred. Advertising costs amounted to approximately $61,000 and $468,000 during fiscal 1997 and 1998, respectively. Advertising costs for fiscal 1996 were immaterial to the financial statements.

ACQUISITION INTEGRATION COSTS

    The Company expenses acquisition integration costs as incurred. Acquisition integration costs consist of compensation costs for employees whose jobs will be terminated in fiscal 1998 or 1999 and costs for facilities that will be closed in fiscal 1999. Severance and facility closing costs related to the Company's decision to exit certain activities of the acquired business have been accounted for as acquisition-related liabilities.

INCOME TAXES

    The Company provides for income taxes in accordance with the liability method.

EARNINGS PER SHARE

    In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), EARNINGS PER SHARE. SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. The definition of diluted earnings per share is very similar to the previous definition of fully diluted

                           DUNN COMPUTER CORPORATION

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS PER SHARE (CONTINUED)
earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS 128 requirements.

FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

    Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, investments and accounts receivable. The cash is held by high credit quality financial institutions. For accounts receivable, the Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. The Company maintains reserves for credit losses, and such losses have been within management's expectations. The concentration of credit risk is mitigated by the diverse customer base and the amount of receivables due by the Federal government. The carrying amount of the receivables approximates their fair value.

SUPPLEMENTAL INFORMATION OF NON-CASH INVESTING AND FINANCING ACTIVITIES

                                                                     YEARS ENDED OCTOBER 31,
                                                                   ---------------------------
                                                                       1997          1998
                                                                   ------------  -------------
Fair value of assets acquired....................................  $  5,970,000  $  58,951,000
Less: Cash paid..................................................     1,044,000     14,900,000
Stock issued, net of value of stock returned (SEE NOTE 10).......     1,059,000      3,400,000
                                                                   ------------  -------------
Liabilities assumed (including $1,376,000
  of acquisition-related liabilities in 1998)....................  $  3,867,000  $  40,651,000
                                                                   ------------  -------------
                                                                   ------------  -------------

RECENT PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "REPORTING COMPREHENSIVE INCOME", which establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain non-owners items that are reported directly within a separate component of stockholders' equity. The provisions of SFAS 130 are effective for fiscal years beginning after December 15, 1997. The Company has adopted SFAS 130 on November 1, 1998. The adoption did not have a material impact on the Company's consolidated financial position or results of operations.

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION", which is required to be adopted for companies with fiscal years beginning after December 15, 1997. SFAS 131 changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to stockholders. SFAS 131 supersedes Statement of Financial Accounting Standards No. 14, "FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE." The Company adopted SFAS 131 on November 1, 1998. The adoption did not have a material impact on the disclosure for segment information on the financial statements.

    In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 ("SFAS 132"), "EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT

                           DUNN COMPUTER CORPORATION

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT PRONOUNCEMENTS (CONTINUED)
BENEFITS," which is required to be adopted for companies with fiscal years beginning after December 15, 1997. SFAS 132 amends Statements of Financial Accounting Standards No. 87 "EMPLOYERS' ACCOUNTING FOR PENSIONS,"No. 88. EMPLOYERS' ACCOUNTING FOR SETTLEMENTS AND CURTAILMENTS OF DEFINED BENEFIT PENSION PLANS AND FOR TERMINATION BENEFITS" and No. 106 "EMPLOYERS' ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS," by revising employers' disclosures about pension and other postretirement benefit plans. SFAS 132 doesn't change the measurement or recognition of those plans. The disclosure requirements of SFAS 132 will not have a material impact on the Company's consolidated financial position or results of operations.

    In March 1998, AcSEC issued Statement of Position 98-1 ("SOP 98-1"), "ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED FOR OR OBTAINED FOR INTERNAL USE." SOP 98-1 is effective for fiscal years beginning after December 15, 1998. SOP 98-1 will require the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The Company currently expenses such costs as incurred. The Company has not yet assessed what the impact of SOP 98-1 will be on the Company's future earnings or financial position.

3. PROPERTY AND EQUIPMENT AND EQUIPMENT ON LEASE

    Property and equipment, including leasehold improvements, are stated at cost. Property and equipment are depreciated and amortized using the straight-line method over the estimated useful lives of five years. Leasehold improvements are amortized over the lesser of the related lease term or the useful life.

    Property and equipment consisted of the following:

                                                                            OCTOBER 31,
                                                                      ------------------------
                                                                         1997         1998
                                                                      ----------  ------------
Computer and office equipment.......................................  $  505,920  $  1,443,992
Furniture and fixtures..............................................      57,076       302,741
Leasehold improvements..............................................      96,326       454,913
Other...............................................................     143,060       416,018
                                                                      ----------  ------------
                                                                         802,382     2,617,664
Less accumulated depreciation and amortization......................    (168,954)     (690,516)
                                                                      ----------  ------------
                                                                      $  633,428  $  1,927,148
                                                                      ----------  ------------
                                                                      ----------  ------------

    The Company owns equipment that is currently at a customer's site under an operating lease agreement (See Note 2--Revenue Recognition). The cost and related accumulated depreciation for the equipment on lease amounted to $4,763,671, and $667,188, respectively, at October 31, 1998.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

    Goodwill and other intangible assets were comprised of:

                                                                           OCTOBER 31,
                                                                   ---------------------------
                                                                       1997          1998
                                                                   ------------  -------------
Goodwill.........................................................  $  2,397,287  $  24,198,986
Contracts........................................................       600,000        600,000
Less accumulated amortization....................................       (22,447)      (567,134)
                                                                   ------------  -------------
                                                                   $  2,974,840  $  24,231,852
                                                                   ------------  -------------
                                                                   ------------  -------------

                           DUNN COMPUTER CORPORATION

5. ACQUISITIONS

STMS

    On September 12, 1997, the Company acquired all of the outstanding stock of STMS, Inc., a Virginia corporation ("STMS"), for 150,000 shares of the Company's common stock, options to purchase 25,000 shares of the Company's common stock, and $1,044,500 in cash used specifically to repay certain debt of STMS. The transaction was accounted for using the purchase method. The 150,000 shares of common stock were valued at the market price of Company's common stock or $975,000 on the date of the transaction. The options to purchase 25,000 shares of common stock were issued to a stockholder/creditor of STMS and were valued at fair value of $84,000 using the Black-Scholes option-pricing model. The purchase price was allocated to the assets and liabilities acquired based on their estimated fair values. In conjunction with the acquisition, the Company recorded goodwill in the amount of $2,397,287 and other intangible assets (contracts) in the amount of $600,000. The operations of STMS are included in the consolidated financial statements of the Company beginning September 12, 1997 (date of acquisition).

    The Company granted options to purchase an aggregate of 1,330,000 shares of the Company's common stock, at an exercise price equivalent to its fair market value at the date of grant, to the former stockholders of STMS in conjunction with their three-year employment agreements. The options vest over a three-year period.

    During February 1998, the Company repurchased an aggregate of 50,000 shares of common stock and the option to purchase 25,000 shares of common stock originally issued in connection with the STMS acquisition (see Note 10).

IDP AND PRIMO

    On May 1, 1998, the Company acquired all of the outstanding stock of IDP and substantially all of the net assets of PRIMO for $14.9 million in cash and 750,000 shares of common stock of the Company, both subject to adjustment in the event that the combined net assets of IDP and PRIMO fell below a certain level stipulated in the Acquisition Agreement (See Note 10). The transaction was accounted for using the purchase method. The 750,000 shares of common stock were valued at the market price of the Company's common stock ($8.50 per share) on the date of the transaction. The purchase price was preliminarily allocated to the assets and liabilities acquired based on their estimated fair values. In conjunction with the acquisition, the Company recorded goodwill (as adjusted) in the amount of $21,801,699. The operations of IDP, including PRIMO, are included in the consolidated financial statements of the Company beginning May 1, 1998 (date of acquisition).

    In connection with the IDP acquisition, two of the IDP sellers entered into employment agreements with the Company pursuant to which they each received options to purchase 300,000 shares of the Company's common stock. The grant price of the options was equivalent to the fair market value of the underlying common stock on the grant date and the options vested immediately.

    During November 1998, the Company entered into an Employment Agreement Termination Agreement and a Purchase Price Adjustment Agreement with the two former stockholders of IDP whereby employment of the former stockholders of IDP was terminated and the former IDP stockholders agreed to return 350,000 shares of the Company's common stock originally issued in connection with the IDP Acquisition. See Note 10 for additional information.

                           DUNN COMPUTER CORPORATION

5. ACQUISITIONS (CONTINUED)

IDP AND PRIMO (CONTINUED)
    The selected unaudited pro forma information for the years ended October 31, 1997 and 1998 includes the operating results of the Company as if the Company acquired STMS, IDP, and PRIMO on November 1, 1996.

                                                               YEARS ENDED OCTOBER 31,
                                                              --------------------------
                                                                  1997          1998
                                                              ------------  ------------
                                                                     (UNAUDITED)
Pro Forma net revenues......................................  $109,106,000  $110,310,000
                                                              ------------  ------------
                                                              ------------  ------------
Pro Forma net income (loss).................................  $    365,000  $ (6,768,000)
                                                              ------------  ------------
                                                              ------------  ------------
Pro Forma earnings per share................................  $       0.04  $      (0.75)
                                                              ------------  ------------
                                                              ------------  ------------
Pro Forma earnings per share--assuming dilution.............  $       0.04  $      (0.75)
                                                              ------------  ------------
                                                              ------------  ------------
Pro Forma weighted average shares outstanding...............     8,202,000     8,981,000
                                                              ------------  ------------
                                                              ------------  ------------
Pro Forma weighted average shares outstanding-- assuming
  dilution..................................................     8,329,000     8,981,000
                                                              ------------  ------------
                                                              ------------  ------------

6. BANK LINES OF CREDIT AND NOTES PAYABLE

    In April 1996, the Company entered into a line of credit agreement with a bank that was subsequently amended in December 1997 to allow the Company to borrow an amount limited to the minimum of its borrowing base or $4,000,000. As of October 31, 1998, the Company's borrowing base, which is based on certain percentages of total accounts receivable less overdue accounts, is $959,843. Outstanding borrowings bear interest at the prime rate. As of October 31, 1997, there were no outstanding borrowings under this line of credit facility. As of October 31, 1998, the Company had borrowed $201,000 against this line of credit facility and had an unused borrowing capacity of $758,843. The Company pays a commitment fee equivalent to a certain percentage (approximately . 3/8%) of the unused borrowings under the line of credit facility. The line of credit is secured by all assets of Dunn, a subsidiary of the Company. Under the line of credit agreement, the Company is required to maintain a net worth of $1,250,000 as well as to submit periodic financial statements. For the years ended October 31, 1996, 1997 and 1998, the Company is in compliance with the covenants. The line of credit agreement expires February 28, 1999.

    Notes payable consisted of the following:

                                                                OCTOBER 31,
                                                            --------------------
                                                              1997       1998
                                                            ---------  ---------
Asset loans, bearing interest at annual interest rates
  ranging from 7.9% to 10.46%; due in aggregate monthly
  payments of $2,695 through August, 2002, secured by
  certain assets of the Company...........................  $  64,227  $  78,549
Other.....................................................         --      6,230
                                                            ---------  ---------
                                                               64,227     84,779
Less current portion......................................     12,840     33,514
                                                            ---------  ---------
Notes payable, long-term..................................  $  49,952  $  51,265
                                                            ---------  ---------
                                                            ---------  ---------

                           DUNN COMPUTER CORPORATION

6. BANK LINES OF CREDIT AND NOTES PAYABLE (CONTINUED)
    Principal payments on the long-term debt for each of the fiscal years from 1999 to 2003 and thereafter are due as follows:

                                                                                   YEAR ENDING
                                                                                   OCTOBER 31,
                                                                                   -----------
1999.............................................................................   $  33,514
2000.............................................................................      22,408
2001.............................................................................      17,809
2002.............................................................................      11,048
                                                                                   -----------
Total............................................................................   $  84,779
                                                                                   -----------
                                                                                   -----------

    Notes payable to related parties are payable to certain stockholders and their relatives, and employees. These notes payable were assumed by the Company in the IDP Acquisition. All notes payable to related parties are classified as current liabilities as the outstanding balances are due upon demand. Notes payable to related parties bear interest at annual interest rates ranging from 8 to 11%. The total amounts outstanding on these related parties' notes payable were approximately $905,960 at October 31, 1998. Interest expense on these notes payable amounted to $58,297 during the period from May 1, 1998 through October 31, 1998. The total amounts outstanding on these notes payable were repaid subsequent to October 31, 1998 (See Note 10).

    The Company has a line of credit facility of $25,000,000, of which $13,000,000 is secured by IDP's inventory and $12,000,000 is secured by IDP's accounts receivable. This line of credit facility was assumed by the Company in the IDP Acquisition. The outstanding balance on this line of credit at October 31, 1998 was approximately $3,055,060. The interest rate applicable to this line of credit as of October 31, 1998 was 7.33% (LIBOR rate plus 2.05%). There is no formal expiration date on this facility although it is subject to annual re-evaluation by the financial institution. The Company was in violation of its net worth financial covenant at October 31, 1998. This violation at October 31, 1998, and any subsequent violations through January 31, 1999, were subsequently cured through a waiver obtained from the financial institution. The Company has classified all outstanding balances as current.

                           DUNN COMPUTER CORPORATION

7. RELATED PARTY TRANSACTION

    Thomas Dunne, the Company's President, and his wife, Claudia Dunne, the Company's Vice President, acquired a building for the purpose of leasing office space to the Company. In connection with the acquisition of the building, the Company guaranteed the building's $1 million mortgage. The term of the mortgage is 25 years. The Company subsequently executed a noncancelable operating lease with Mr. and Mrs. Dunne. The Company believes that the lease agreement is on terms no less favorable to the Company than could be obtained from unaffiliated third parties (see Note 8).

8. COMMITMENTS

OPERATING LEASES

    The Company leases office space under a noncancelable operating lease agreement with two stockholders (see Note 7). The lease agreement terminates in October 1999, but provides for a five year renewal at the Company's option. Additionally, the Company leases various office equipment and other office space under non-cancelable operating leases. Rent expense under these leases was $154,000, $175,000 and $499,100 for the years ended October 31, 1996, 1997, and
1998, respectively.

    Future minimum lease payments under noncancelable operating leases, including the leases assumed in the STMS and IDP acquisitions, at October 31, 1998 are as follows:

1999..............................................  $1,041,245
2000..............................................     469,703
2001..............................................     285,709
2002..............................................     293,843
2003 and thereafter...............................     225,304
                                                    ----------
Total.............................................  $2,315,804
                                                    ----------
                                                    ----------

    The Company will receive $1,898,436 in aggregate sublease income through fiscal 2003.

EMPLOYMENT AGREEMENTS

    The Company has employment agreements with certain key executives under which the Company is required to pay the following base salaries annually over the next two years.

1999..............................................  $1,005,000
2000..............................................     637,501
                                                    ----------
Total.............................................  $1,642,501
                                                    ----------
                                                    ----------

                           DUNN COMPUTER CORPORATION

9. INVESTMENT IN SALES-TYPE LEASES

    During 1998, the Company leased equipment to certain customers under sales-type leases. The components of the Company's net investment in sales-type leases are as follows:

                                                                                  OCTOBER 31,
                                                                                      1998
                                                                                  ------------
Total minimum lease payments receivable.........................................  $  3,446,095
  Less--unearned interest.......................................................      (346,753)
                                                                                  ------------
Net investment in sales-type leases.............................................     3,099,342
  Less--current portion.........................................................       959,243
                                                                                  ------------
                                                                                  $  2,140,099
                                                                                  ------------
                                                                                  ------------

Future minimum lease payments due under noncancelable leases as of October 31, 1998 are as follows:

YEAR ENDING
OCTOBER 31,
--------------------------------------------------------------------------------
1999............................................................................  $  1,165,453
2000............................................................................     1,165,453
2001............................................................................     1,115,189
                                                                                  ------------
                                                                                  $  3,446,095
                                                                                  ------------
                                                                                  ------------

10. STOCKHOLDERS' EQUITY

EQUITY TRANSACTIONS

    On April 21, 1997, the Company sold 1,000,000 shares of common stock in an initial public offering for net proceeds of $3,917,664. In connection with the offering, warrants were issued to the underwriter for 100,000 shares of common stock at an exercise price of $6.00 per share. Beginning April 21, 1998, the warrants are exercisable for a period of four years.

    During February 1998, the Company repurchased 50,000 shares of its common stock held by former stockholders of STMS. The shares were repurchased at the current market price of $9.15 per share. The Company accounted for the repurchase as a treasury stock transaction. The Company also repurchased options to purchase 25,000 shares of the Company's common stock that were originally issued in connection with the STMS acquisition. The repurchase price of $75,750 represents the difference between the fair market value of the underlying common stock on the repurchase date and the grant price multiplied by the 25,000 options. The Company accounted for the repurchase as a reduction of additional paid-in capital.

    The IDP Acquisition Agreement provided for an adjustment of the purchase price if the combined net worth of IDP and PRIMO exceeded or was below a specified level. Since the net worth on the closing balance sheet of IDP and PRIMO was below the specified level, the Company and the former IDP stockholders agreed to adjust the purchase price. In November 1998, the Company entered into a Purchase Price Adjustment Agreement with the two former stockholders of IDP whereby 350,000 shares of the Company's common stock originally issued in connection with the IDP acquisition were returned to the Company. The Company accounted for the return as a treasury stock transaction and valued such shares at the fair market value of the Company's common stock on the date of acquisition. In connection with the

                           DUNN COMPUTER CORPORATION

10. STOCKHOLDERS' EQUITY (CONTINUED)

EQUITY TRANSACTIONS (CONTINUED)

transaction, the Company and the two former stockholders also agreed to cancel the employment agreements in exchange for payments totaling $500,000, for which the Company recorded an adjustment to its purchase price allocation. In addition, the Company agreed to pay the balance of the notes payable to related parties of $905,960 in full by November 25, 1998. The two former stockholders retained their options to purchase the Company's common stock subject to all original terms and conditions. (See Note 5)

    In connection with the acquisitions of IDP and PRIMO, the Company completed a public offering of 3,491,493 shares of common stock for net proceeds of $26,287,866.

STOCK OPTIONS

    On January 6, 1997, the Company adopted the 1997 Stock Option Plan (the "Option Plan") which permits the Company to grant up to 600,000 options to officers, directors and employees who contribute materially to the success of the Company. In September 1997, the Company increased the number of options available for grant under the plan to 2,200,000. Stock options are generally granted at prices which the Company's Board of Directors believes approximates the fair market value of its common stock at the date of grant. The options vest over a stated period of time not to exceed four years. The contractual term of the options is five years.

    Common stock option activity was as follows:

                                                                                     WEIGHTED-
                                                                                      AVERAGE
                                                                                     EXERCISE
                                                                          SHARES       PRICE
                                                                        ----------  -----------
Outstanding at October 31, 1996.......................................          --   $      --
Options granted.......................................................   1,927,000        6.11
Options exercised.....................................................          --          --
Options canceled or expired...........................................     (70,000)       4.15
                                                                        ----------       -----
Outstanding at October 31, 1997.......................................   1,857,000        6.18
Options granted.......................................................     865,400        7.46
Options exercised.....................................................          --          --
Options canceled or expired...........................................    (226,583)       5.35
                                                                        ----------       -----
Outstanding at October 31, 1998.......................................   2,495,817   $    6.70
                                                                        ----------       -----
                                                                        ----------       -----
Exercisable at October 31, 1998.......................................     600,000   $    8.75
                                                                        ----------       -----
                                                                        ----------       -----

    The total options outstanding include 600,000 options granted to the former IDP stockholders that are not included in the Option Plan.

    As of October 31, 1998, there were 304,183 options available for future grants under the Option Plan.

                           DUNN COMPUTER CORPORATION

10. STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTIONS (CONTINUED)

    The following table summarizes information about fixed-price stock options outstanding at October 31, 1998:

                                                               NUMBER
                                                             OUTSTANDING       AVERAGE       WEIGHTED-
RANGE OF                                                     AT OCTOBER       REMAINING       AVERAGE
EXERCISE                                                         31,         CONTRACTUAL     EXERCISE
PRICES                                                          1998            LIFE           PRICE
----------------------------------------------------------  -------------  ---------------  -----------
$4.15-$5.75...............................................       395,317           3.99      $    4.39
$6.00-$6.75...............................................     1,500,500           3.91           6.49
$8.75.....................................................       600,000           9.58           8.75
                                                            -------------           ---          -----
                                                            -------------           ---          -----
$4.15-$8.75...............................................     2,495,817           5.29      $    6.70
                                                            -------------           ---          -----
                                                            -------------           ---          -----

    Had compensation expense related to the stock options been determined based on the fair value at the grant date for options granted during the years ended October 31, 1996, 1997, and 1998 consistent with the provisions of SFAS 123, the Company's net income and earnings per share would have been as follows:

                                                                     YEARS ENDED OCTOBER 31,
                                                                   ---------------------------
                                                                       1997          1998
                                                                   ------------  -------------
Net income--pro forma............................................  $  1,098,900  $  (2,535,579)
                                                                   ------------  -------------
Earnings per share--pro forma....................................  $       0.24  $       (0.35)
                                                                   ------------  -------------
                                                                   ------------  -------------
Earnings per share--assuming dilution--pro forma.................  $       0.23  $       (0.35)
                                                                   ------------  -------------
                                                                   ------------  -------------

    The effect of applying SFAS 123 on pro forma net income as stated above is not necessarily representative of the effects on reported net income for future years due to, among other things, the vesting period of the stock options and the fair value of additional options in the future years.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing fair value model with the following weighted-average assumptions used for grants in 1997 and 1998: dividend yield of 0%, expected volatility of 46%, and 84%, respectively; risk-free interest rates of 5.75% and 5.50%, respectively; and expected life of the option term of five years. The weighted average fair values of the options granted in 1997 and 1998 with a stock price equal to the exercise price is $6.18 and $5.21, respectively. The weighted average fair value of options granted in 1998 with a stock price greater than the exercise price is $7.36.

11. INCOME TAXES

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

                           DUNN COMPUTER CORPORATION

11. INCOME TAXES (CONTINUED)
    Components of the Company's net deferred tax asset (credit) balance are as follows:

                                                            OCTOBER 31,
                                                        --------------------
                                                          1997       1998
                                                        ---------  ---------
Deferred tax asset:
  Accrued expenses....................................  $  24,800  $ 810,378
  Net operating loss carryforwards....................    454,000    970,689
  Basis differences of acquired assets................         --    939,468
  Asset reserves......................................     14,000  1,106,423
                                                        ---------  ---------
  Total deferred asset................................    492,800  3,826,958
Deferred tax credit:
  Acquisition of intangible assets....................   (100,000)  (100,000)
  Depreciation........................................         --    (35,789)
  Change from cash to accrual method for tax
    purposes..........................................    (38,800)        --
  Valuation allowance.................................   (454,000) (3,061,169)
                                                        ---------  ---------
  Net deferred tax asset (credit).....................  $(100,000) $ 630,000
                                                        ---------  ---------
                                                        ---------  ---------

    As of October 31, 1998, the Company had approximately $2,500,000 in net operating loss carryforwards related to STMS and IDP which expire between 2012 and 2017. These carryforwards may be significantly limited under Section 382 of the Internal Revenue Service Code and the SRLY rules. The Company has recorded a valuation allowance for a portion of the deferred tax assets because realizability of those assets is uncertain.

    The components of the provision for income taxes are as follows:

                                                    YEARS ENDED OCTOBER 31,
                                                -------------------------------
                                                  1996       1997       1998
                                                ---------  ---------  ---------
Current tax expense:
  Federal.....................................  $ 709,195  $ 671,070  $ 411,709
  State.......................................    133,081    125,900     91,144
                                                ---------  ---------  ---------
                                                  842,276    796,970    502,853
Deferred tax expense:
  Federal.....................................    (55,800)    (1,800)   155,675
  State.......................................    (10,476)      (300)    27,472
                                                ---------  ---------  ---------
                                                  (66,276)    (2,100)   183,147
                                                ---------  ---------  ---------
Total provision for income taxes..............  $ 776,000  $ 794,870  $ 686,000
                                                ---------  ---------  ---------
                                                ---------  ---------  ---------

                           DUNN COMPUTER CORPORATION

11. INCOME TAXES (CONTINUED)
    The reconciliation of income tax from the Federal statutory rate of 34% is:

                                                    YEARS ENDED OCTOBER 31,
                                                -------------------------------
                                                  1996       1997       1998
                                                ---------  ---------  ---------
Tax at statutory rates:.......................  $ 685,156  $ 719,838  $ 566,413
Non-deductible expenses.......................      9,610      8,291     35,480
State income tax, net of federal benefit......     81,234     66,741     84,107
                                                ---------  ---------  ---------
                                                $ 776,000  $ 794,870  $ 686,000
                                                ---------  ---------  ---------
                                                ---------  ---------  ---------

    In September 1997 and in May 1998, respectively, the Company acquired the stock of STMS and IDP in tax-free exchanges. The stock acquisitions were accounted for using the purchase method. Included in the Company's deferred tax assets at October 31, 1998 is approximately $3,800,000 representing the differences between the assigned values and tax bases of the assets and liabilities acquired, as well as net operating loss carry forwards acquired. These deferred tax assets were fully reserved at the dates of acquisition. To the extent these deferred tax assets are subsequently realized, the resulting tax benefit will be applied to reduce goodwill recorded in connection with the acquisitions and there will be no impact on income tax expense.

12. RETIREMENT PLANS

401(K) PLANS

    Effective April 1, 1995, the Company adopted a 401(k) (the "Plan"). Employees are eligible to participate after completing six months of services and attaining age 18. Employees can defer up to 15% of compensation. Employee contributions are subject to Internal Revenue Service limitations. All employees who contribute to the Plan are eligible to share in discretionary Company matching contributions. During the years ended October 31, 1996, 1997 and 1998, the Company contributed $3,300, $11,855 and $0, respectively, to the Plan.

    In connection with the IDP Acquisition, the Company assumed IDP's tax-deferred savings plan under Section 401(k) of the Internal Revenue Code which is offered to all employees who have attained the age of 21. The plan provides for contributions by employees as well as matching and discretionary contributions by the Company. The Company made contributions of approximately $123,000 during the period from May 1, 1998 through October 31, 1998.

DEFINED BENEFIT PLAN

    The Company has a defined benefit plan (the "Pension Plan") covering substantially all salaried employees. The Pension Plan benefits are based on years of service and the employee's compensation. The Company's funding policy is to annually contribute amounts sufficient to meet minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974 ("ERISA"). Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. The assets of the Pension Plan are invested in money market and corporate debt and equity instruments. The Company contributed, in the aggregate, approximately $135,000 for the Pension Plan years ending October 31, 1995 and 1996 and $63,777 for the Pension Plan year ending October 31, 1997. Such amounts met the minimum funding requirements under ERISA. The Company has accrued,

                           DUNN COMPUTER CORPORATION

12. RETIREMENT PLANS (CONTINUED)

DEFINED BENEFIT PLAN (CONTINUED)
but not yet paid, $70,063, which amount represents its minimum funding requirements under ERISA for fiscal 1998.

    On January 6, 1997, the Company amended the Pension Plan to change the benefits to be paid out after retirement from 100% to 40% of its initial liability. This will result in a reduction of the projected benefit obligation by $150,000.

    The following table sets forth the Pension Plan's funded status as reported on activity, and amounts recognized in the Company's consolidated financial statements:

                                                            OCTOBER 31,
                                                        --------------------
                                                          1997       1998
                                                        ---------  ---------
Actuarial present value of benefit obligations:
  Accumulated benefit obligation, including vested
    benefits of $(171,593) and $(309,886) at October
    31, 1997 and 1998, respectively...................  $(321,599) $(376,404)
                                                        ---------  ---------
                                                        ---------  ---------
Projected benefit obligation..........................   (321,599)  (376,404)
Pension Plan assets at fair value.....................    147,041    306,341
                                                        ---------  ---------
Funded status--projected benefit obligation in excess
  of fair value of Pension Plan assets................  $(174,518) $ (70,063)
                                                        ---------  ---------
                                                        ---------  ---------

                                                       YEARS ENDED OCTOBER 31,
                                                   -------------------------------
                                                     1996       1997       1998
                                                   ---------  ---------  ---------
Net periodic pension cost:
Service cost.....................................  $  59,066  $  44,140  $  48,195
Interest cost....................................     17,892     19,355     27,034
Actual return on assets..........................    (33,982)    21,295    (95,523)
Net amortization and deferral....................     38,127    (33,340)    90,219
                                                   ---------  ---------  ---------
Total net periodic pension cost..................  $  81,103  $  51,540  $  69,925
                                                   ---------  ---------  ---------
                                                   ---------  ---------  ---------

                           DUNN COMPUTER CORPORATION

12. RETIREMENT PLANS (CONTINUED)

DEFINED BENEFIT PLAN (CONTINUED)
    Key assumptions used in the actuarial valuation were:

                                                       OCTOBER 31,
                                                    ------------------
                                                    1996   1997   1998
                                                    ----   ----   ----
Weighted average discount rate....................  7.5%   7.5%   7.5%
Rate of return on assets:
  Pre-retirement..................................  8.0%   8.0%   8.0%
  Post-retirement.................................  8.0%   8.0%   8.0%

13. EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share:

                                                         YEARS ENDED OCTOBER 31,
                                                    ----------------------------------
                                                       1996        1997        1998
                                                    ----------  ----------  ----------
Numerator:
Net income........................................  $1,239,164  $1,322,300  $  979,921
                                                    ----------  ----------  ----------
                                                    ----------  ----------  ----------
Denominator:
Denominator for basic earnings per
  share--weighted-average shares..................   4,000,000   4,552,055   7,231,397
Effect of dilutive securities:
Employee stock options............................          --     124,906     251,132
Warrants..........................................          --       1,887       9,722
                                                    ----------  ----------  ----------
Dilutive potential common shares..................          --     126,793     260,854
Denominator for diluted earnings per
  share--adjusted weighted-average shares and
  assumed conversions.............................   4,000,000   4,678,848   7,492,251
                                                    ----------  ----------  ----------
                                                    ----------  ----------  ----------
Basic earnings per share..........................  $     0.31  $     0.29  $     0.14
                                                    ----------  ----------  ----------
                                                    ----------  ----------  ----------
Diluted earnings per share........................  $     0.31  $     0.28  $     0.13
                                                    ----------  ----------  ----------
                                                    ----------  ----------  ----------

14. CONTINGENCIES

EMPLOYEE TERMINATION

    In November 1998, a former employee of the Company (who had previously been an employee and stockholder of STMS) filed a demand for arbitration with the American Arbitration Association, alleging a breach of his employment agreement with the Company and seeking "in excess of $2,350,000" in damages from the Company. The Company has filed an answer denying the former employee's allegations and a counterclaim for this former employee's breach of the employment agreement and for conversion of certain of the Company's property, and intends to defend the former employee's claim and to pursue its own claim, vigorously. The Company believes that it has meritorious defenses to the former employee's claim. The Company can't estimate at this time the amount of the liability to be incurred, if any, but doesn't believe that this matter will have a material adverse effect upon the Company's financial position

                           DUNN COMPUTER CORPORATION

14. CONTINGENCIES (CONTINUED)
or results of operations and, as such, the Company has not recorded any amount relating to this matter in the accompanying consolidated financial statements.

IDP ACQUISITION

    On December 18, 1998, the Company became aware of a threatened action by the Office of the United States Attorney for the District of Maryland, Northern Division (U.S. Attorney), against parties including IDP, the former stockholders of IDP, and the Company, in which the U.S. Attorney may allege fraudulent misrepresentations by the former stockholders of IDP in a 1994 application by IDP for participation in the Section 8(a) program administered by the United States Small Business Administration. To date, no actual suit has been filed. The Company is currently negotiating a resolution to this matter with the U.S. Attorney and the other parties. The Company believes that it has meritorious defenses to each of these allegations and intends to vigorously defend itself if a suit is filed. The Company can't estimate at this time the amount of the liability to be incurred, if any, but doesn't believe that this matter will have a material adverse effect upon the Company's financial position or results of operations and as such, the Company has not recorded any amount relating to this matter in the accompanying consolidated financial statements.

    In May 1997, the U.S. Air Force awarded a contract to IDP. Dynamic Decisions, Inc. ("DDI"), a competitor for this contract, protested the contract award to the Small Business Administration ("SBA"), which protest was denied. DDI filed suit against the SBA and Air Force seeking review of the award decision. IDP intervened in the litigation and the litigation was subsequently settled. Based on the terms of the settlement, IDP agreed to pay DDI 1.8% of the first $250 million of IDP's gross sales under the contract. On June 1, 1998, the Company filed a Complaint for Declaratory Judgment in U.S. District Court for the Eastern District of Virginia seeking a declaration that DDI is not entitled to receive payments under the settlement agreement. This filing is based on the Company's position that DDI breached the settlement agreement. DDI has counter-claimed against the Company denying it breached the settlement agreement and seeking the payments. The Company believes that it has meritorious defenses to the claim and intends to vigorously defend itself. The Company can't estimate at this time the amount of the liability to be incurred, if any, but doesn't believe that this matter will have a material adverse effect upon the Company's financial position or results of operations and as such, the Company has not recorded any amount relating to this matter in the accompanying consolidated financial statements.

             REPORT OF KPMG PEAT MARWICK LLP, INDEPENDENT AUDITORS

The Boards of Directors
International Data Products, Corp. and Puerto Rico Industrial Manufacturing Operations, Corp.:

    We have audited the accompanying combined balance sheets of International Data Products, Corp. and combined company as of September 30, 1996 and 1997, and the related combined statements of income and retained earnings and cash flows for each of the years in the three-year period ended September 30, 1997. These combined financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of International Data Products, Corp. and combined company as of September 30, 1996 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1997 in conformity with generally accepted accounting principles.

                                          /s/ KPMG Peat Marwick LLP

McLean, Virginia
November 7, 1997

            INTERNATIONAL DATA PRODUCTS, CORP. AND COMBINED COMPANY

                            COMBINED BALANCE SHEETS

                                                                                              SEPTEMBER 30,
                                                                                       ---------------------------
  ASSETS                                                                                   1996           1997
-------------------------------------------------------------------------------------  -------------  ------------
Current assets:
  Cash and cash equivalents..........................................................  $     314,677     1,013,198
  Accounts receivable--trade (net of allowance of $127,733 as of September 30, 1996
    and $131,821 as of September 30, 1997)                                                 6,635,990     5,724,022
  Employee and stockholder advances..................................................        109,883       119,390
  Inventory, net.....................................................................     15,339,842    15,991,331
  Income taxes receivable............................................................       --             401,775
  Deferred income taxes..............................................................          9,557       443,415
  Prepaid expenses...................................................................      1,368,640       790,160
  Other current assets...............................................................        210,486       327,150
                                                                                       -------------  ------------
Total current assets.................................................................     23,989,075    24,810,441
Fixed assets, net of accumulated depreciation and amortization.......................      1,640,423     2,252,851
Deferred income taxes................................................................       --              17,631
Investment in joint venture, at cost.................................................         31,200        31,200
Other assets.........................................................................         77,570       199,732
                                                                                       -------------  ------------
  Total assets.......................................................................  $  25,738,268    27,311,855
                                                                                       -------------  ------------
                                                                                       -------------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Line of credit.....................................................................  $   6,585,689     5,634,687
  Accounts payable--trade............................................................     11,654,404    12,810,200
  Accrued expenses...................................................................        745,797     1,446,074
  Income taxes payable...............................................................        180,372        58,456
  Notes payable--current portion.....................................................        425,554       368,792
  Notes payable--related parties.....................................................      1,604,462     1,498,397
  Other liabilities..................................................................        152,553        58,950
                                                                                       -------------  ------------
Total current liabilities............................................................     21,348,831    21,875,556
Long-term liabilities:
  Notes payable, net of current portion..............................................        224,926       164,308
  Deferred income taxes..............................................................         10,538       --
  Deferred rent......................................................................        226,222       163,165
                                                                                       -------------  ------------
Total liabilities....................................................................     21,810,517    22,203,029
                                                                                       -------------  ------------
Commitments and contingencies
Stockholders' equity:
  International Data Products, Corp. common stock, no par value, 5,000 shares
    authorized, 100 shares issued and outstanding....................................         40,000        40,000
  Puerto Rico Industrial Manufacturing Operations Corp. common stock, no par value,
    10,000 shares authorized, 7,000 shares issued and outstanding....................        132,000       132,000
  Retained earnings..................................................................      3,755,751     4,936,826
                                                                                       -------------  ------------
Total stockholders' equity...........................................................      3,927,751     5,108,826
                                                                                       -------------  ------------
Total liabilities and stockholders' equity...........................................  $  25,738,268    27,311,855
                                                                                       -------------  ------------
                                                                                       -------------  ------------

            See accompanying notes to combined financial statements.

            INTERNATIONAL DATA PRODUCTS, CORP. AND COMBINED COMPANY

              COMBINED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                                                                YEARS ENDED SEPTEMBER 30,
                                                                        -----------------------------------------
                                                                            1995           1996          1997
                                                                        -------------  ------------  ------------
Sales.................................................................  $  80,432,480    84,291,838    71,920,739
Cost of sales.........................................................     69,024,772    71,889,685    58,995,644
                                                                        -------------  ------------  ------------

Gross profit..........................................................     11,407,708    12,402,153    12,925,095

Operating expenses....................................................      8,709,038    11,232,702    11,598,705
                                                                        -------------  ------------  ------------

Income from operations................................................      2,698,670     1,169,451     1,326,390

Other income (expenses):
  Bid protest settlement..............................................       --             750,000       --
  Interest income.....................................................         36,736       120,369        31,359
  Interest expense....................................................       (524,329)     (884,818)     (593,012)
  Miscellaneous, net..................................................          4,411         5,742        (1,109)
                                                                        -------------  ------------  ------------

Income before income taxes............................................      2,215,488     1,160,744       763,628

Income tax expense (benefit)..........................................        278,305       (17,708)     (417,447)
                                                                        -------------  ------------  ------------

Net income............................................................      1,937,183     1,178,452     1,181,075

Retained earnings, beginning of year..................................        640,116     2,577,299     3,755,751
                                                                        -------------  ------------  ------------

Retained earnings, end of year........................................  $   2,577,299     3,755,751     4,936,826
                                                                        -------------  ------------  ------------
                                                                        -------------  ------------  ------------

            See accompanying notes to combined financial statements.

            INTERNATIONAL DATA PRODUCTS, CORP. AND COMBINED COMPANY

                       COMBINED STATEMENTS OF CASH FLOWS

                                                                                                YEARS ENDED SEPTEMBER 30,
                                                                                         ----------------------------------------
                                                                                             1995          1996          1997
                                                                                         ------------  ------------  ------------
Cash flows from operating activities:
  Net income...........................................................................  $  1,937,183     1,178,452     1,181,075
  Adjustments to reconcile net income to net cash provided by (used in) operating activities:
      Depreciation and amortization....................................................       259,356       411,979       573,228
      Deferred income taxes............................................................       (21,602)     (363,121)     (462,026)
      Loss on disposal of fixed assets.................................................         3,167         3,963       --
      (Increase) decrease in:
        Accounts receivable -- trade, net..............................................    (8,083,405)    9,167,428       911,968
        Employee and stockholder advances..............................................      (139,101)      102,282        (9,507)
        Inventory, net.................................................................    (4,253,509)   (6,374,158)     (651,489)
        Prepaid expenses and other assets..............................................       (90,802)     (731,624)      339,654
        Income taxes receivable........................................................        76,000       --           (401,775)
      Increase (decrease) in:
        Accounts payable -- trade......................................................     5,465,918    (3,151,190)    1,155,796
        Accrued expenses...............................................................       105,756       148,761       700,277
        Other liabilities..............................................................      (141,337)      184,064      (156,660)
        Income taxes payable...........................................................       317,641      (137,269)     (121,916)
                                                                                         ------------  ------------  ------------
Net cash provided by (used in) operating activities....................................    (4,564,735)      439,567     3,058,625
                                                                                         ------------  ------------  ------------
Cash flows from investing activities:
  Acquisitions of fixed assets.........................................................      (664,085)     (882,550)   (1,186,157)
  Proceeds from sale of fixed assets...................................................        32,378        15,723       --
                                                                                         ------------  ------------  ------------
Net cash used in investing activities..................................................      (631,707)     (866,827)   (1,186,157)
                                                                                         ------------  ------------  ------------
Cash flows from financing activities:
  Net (repayments) borrowings on line of credit........................................       524,098    (1,336,363)     (951,002)
  Proceeds from notes payable..........................................................     4,677,424     2,789,644       320,758
  Principal payments on notes payable..................................................      (179,977)     (811,781)     (543,703)
                                                                                         ------------  ------------  ------------
Net cash (used in) provided by financing activities....................................     5,021,545       641,500    (1,173,947)
                                                                                         ------------  ------------  ------------
Net increase (decrease) in cash and cash equivalents...................................      (174,897)      214,240       698,521
Cash and cash equivalents, beginning of year...........................................       275,334       100,437       314,677
                                                                                         ------------  ------------  ------------
Cash and cash equivalents, end of year.................................................  $    100,437       314,677     1,013,198
                                                                                         ------------  ------------  ------------
                                                                                         ------------  ------------  ------------

Supplemental Cash Flow Information:

    The Company paid income taxes of approximately $26,000, $224,000 and $713,000, and paid interest of approximately $365,000, $629,000 and $496,000, during the years ended September 30, 1995, 1996, and 1997, respectively.

            See accompanying notes to combined financial statements.

            INTERNATIONAL DATA PRODUCTS, CORP. AND COMBINED COMPANY

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1995, 1996, AND 1997

(1) BASIS OF PRESENTATION AND RELATED MATTERS

ORGANIZATION

    The International Data Products, Corp. combined financial statements include the accounts of International Data Products, Corp. ("IDP") and Puerto Rico Industrial Manufacturing Operations, Corp. ("PRIMO"). IDP and PRIMO are under common family ownership control. All material intercompany accounts and transactions have been eliminated in combination. IDP and PRIMO combined is hereinafter referred to as the "Company".

    IDP was incorporated in Maryland on February 27, 1984. The Company sells computer equipment and provides computer training and maintenance service primarily to agencies and suppliers of the federal government. For each of the three years ended September 30, 1995, 1996 and 1997, approximately 1 percent, 8 percent and 6 percent, respectively, of the Company's revenue was from federal contracts that were awarded under section 8(a) of the Small Business Act.

    Puerto Rico Industrial Manufacturing Operations, Corp. is incorporated under the laws of the Commonwealth of Puerto Rico. PRIMO manufactures computers and peripheral equipment for IDP. Substantially all of PRIMO's sales are to IDP, which have been eliminated in the accompanying combined financial statements.

    The Company operates in a competitive environment subject to technological change and the emergence of new technologies, although the Company believes that its products and services are, or would be, upgradable to new technologies.

CASH AND CASH EQUIVALENTS

    The Company maintains demand deposits with several financial institutions. At times, deposits exceed federally insured limits, but management does not consider this a significant concentration of credit risk. Cash equivalents consist of highly liquid investments with original maturities of 90 days or less. The fair market value of such instruments approximates cost.

INVENTORY

    Inventory consists of parts and material and is stated at the lower of cost, using weighted average cost method, or market. The Company has established reserves for obsolete and excess inventory at $0 and $796,404 as of September 30, 1996 and 1997, respectively.

PROPERTY AND EQUIPMENT

    Property and equipment is stated at cost and depreciated using the straight-line method based on estimated useful lives of three to seven years. Maintenance and repair costs are charged to expense as incurred. Leasehold improvements are capitalized and amortized over the lesser of the life of the improvement or the remaining term of the lease.

REVENUE RECOGNITION

    The Company recognizes revenues from hardware and software sales at time of receipt by the customer. Service revenues are recognized over the contractual period as the service is provided.

            INTERNATIONAL DATA PRODUCTS, CORP. AND COMBINED COMPANY

                       SEPTEMBER 30, 1995, 1996, AND 1997

(1) BASIS OF PRESENTATION AND RELATED MATTERS (CONTINUED)
ADVERTISING

    The Company expenses the production costs of advertising the first time the advertising is published, except for direct response advertising, which is capitalized and amortized over its expected period of future benefit (generally three months) based on the ratio of current direct response revenue to estimated total direct response revenue. Direct response advertising consists primarily of magazine advertisements which include item order numbers unique to the advertising campaign.

    At September 30, 1996, approximately $246,000 of advertising costs were reported as prepaid expenses. There were no advertising costs reported as prepaid expenses at September 30, 1997. For the years ended September 30, 1995, 1996 and 1997, total advertising expense was approximately $252,000, $255,000, and $535,000, respectively.

WARRANTY EXPENSE

    The Company reserves for estimated future warranty costs that may be required to satisfy contractual requirements. Such provisions are accrued as the related revenue is recognized. The typical warranty period ranges from one to three years.

INCOME TAXES

    The Company applies the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts and income tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The income tax provisions for IDP and PRIMO are prepared separately and combined for financial reporting purposes.

    PRIMO has been granted a tax exemption, with certain normal reservations, from Puerto Rico income (90%), property (90%), and municipal license taxes (60%) on its manufacturing operations under the Puerto Rico Tax Incentives Act of 1987, Act No. 8, as amended. This tax exemption is for a period of 20 years ending on September 12, 2014.

CHANGE IN REPORTING PERIODS

    PRIMO's reporting periods, as previously audited, were the year ended December 31, 1995 and the nine months ended September 30, 1996. For purposes of presenting the combined financial statements of the Company, PRIMO's financial statements were conformed to reflect each of the years ended September 30, 1995 and 1996, respectively.

USE OF ESTIMATES

    The preparation of the combined financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported assets

            INTERNATIONAL DATA PRODUCTS, CORP. AND COMBINED COMPANY

                       SEPTEMBER 30, 1995, 1996, AND 1997

(1) BASIS OF PRESENTATION AND RELATED MATTERS (CONTINUED) and liabilities and disclosures of contingent assets and liabilities. Actual results may differ from those estimates.

(2) ACCOUNTS RECEIVABLE

    Accounts receivable, which are substantially all billed or billable, at September 30, 1996 and 1997 consist of the following:

                                                                         1996         1997
                                                                     ------------  ----------
U.S. Government and agencies.......................................  $  3,934,632   5,236,309
Commercial.........................................................       270,201     327,535
JTP Joint Venture (note 3).........................................     2,431,157     160,178
                                                                     ------------  ----------
                                                                     $  6,635,990   5,724,022
                                                                     ------------  ----------
                                                                     ------------  ----------

    Management of the Company believes that substantially all of the outstanding accounts receivable will be collected within one year.

    Revenues from several U.S. government agencies totaled approximately $72,820,000, $69,111,000 and $57,871,000, for the years ended September 30,
1995, 1996 and 1997, respectively, including approximately $22,298,000, $22,117,000 and $15,282,000 from the JTP Joint Venture in 1995, 1996 and 1997, respectively (see note 3).

(3) INVESTMENT IN JOINT VENTURE

    In November 1993, IDP formed a joint venture entity, Justice Technology Partners Joint Venture ("JTP") with two other companies for the purpose of obtaining and performing under a certain contract. JTP has a contract with a federal government agency involving the sale and maintenance of computer equipment. IDP provides the computer equipment to the joint venture and records sales at cost plus its estimated share of the joint venture profits.

    IDP has a 24 percent interest in JTP and the initial investment of $31,200 is recorded at cost. IDP's equity in the estimated earnings of the joint venture is included in accounts receivable.

    Summarized financial information for this unconsolidated joint venture entity, as of and for the years ended December 31, 1995 and 1996, is as follows:

                                                                               DECEMBER 31,
                                                                           --------------------
                                                                             1995       1996
                                                                           ---------  ---------

                                                                              (IN THOUSANDS)
Contract revenue.........................................................  $  44,574     43,417
Net income...............................................................      7,902      5,992
Total current assets.....................................................      3,437     12,252
Total assets.............................................................      3,487     12,293
Total liabilities........................................................      3,006      9,979
                                                                           ---------  ---------
                                                                           ---------  ---------

    Distributions received in excess of profit recognized, amounting to approximately $59,000 is included as a reduction of accounts receivable at September 30, 1996; and profits recognized in excess of

            INTERNATIONAL DATA PRODUCTS, CORP. AND COMBINED COMPANY

                       SEPTEMBER 30, 1995, 1996, AND 1997

(3) INVESTMENT IN JOINT VENTURE (CONTINUED) distributions received, amounting to approximately $116,000 is included in accounts receivable at September 30, 1997.

(4) FIXED ASSETS

    Fixed assets as of September 30, 1996 and 1997 consist of the following:

                                                                        1996         1997
                                                                    ------------  -----------
Furniture and equipment...........................................  $  1,499,006    2,385,410
Transportation equipment..........................................       425,404      445,353
Leasehold improvements............................................       230,105      357,123
Testing lab and equipment.........................................       195,152      340,072
Production equipment..............................................       159,931      143,585
                                                                    ------------  -----------
Total.............................................................     2,509,598    3,671,543

Less accumulated depreciation and amortization....................      (869,175)  (1,418,692)
                                                                    ------------  -----------
Fixed assets, net.................................................  $  1,640,423    2,252,851
                                                                    ------------  -----------
                                                                    ------------  -----------

(5) INDEBTEDNESS

    Notes payable consists of the following:

                                                                          SEPTEMBER 30,
                                                                    --------------------------
                                                                        1996          1997
                                                                    ------------  ------------
Secured demand bank loan, interest at 10.25%......................  $    374,760       291,689
Secured automobile loans, interest ranging from 3.7% to 11.5%.....       275,720       241,411
                                                                    ------------  ------------
Total notes payable...............................................       650,480       533,100
Less current portion..............................................       425,554       368,792
                                                                    ------------  ------------
Notes payable, noncurrent.........................................  $    224,926       164,308
                                                                    ------------  ------------
                                                                    ------------  ------------

    Principal payments on the long-term debt for each of the fiscal years from 1998 to 2002 and thereafter are due as follows:

YEAR ENDING SEPTEMBER 30,
----------------------------------------------------------------------------------
1998..............................................................................  $  368,792
1999..............................................................................      65,723
2000..............................................................................      49,292
2001..............................................................................      42,598
2002..............................................................................       6,695
                                                                                    ----------
                                                                                    $  533,100
                                                                                    ----------
                                                                                    ----------

    Other notes payable consist of automobile loans and a demand bank loan. The automobile loans are secured by the respective automobile, and the demand loan is secured by the Company's accounts at the

            INTERNATIONAL DATA PRODUCTS, CORP. AND COMBINED COMPANY

                       SEPTEMBER 30, 1995, 1996, AND 1997

(5) INDEBTEDNESS (CONTINUED)
respective bank. The notes mature at intervals between November 1997 and September 2001. Interest rates on the notes range from 3.7 percent to 11.5 percent.

    Notes payable to related parties are payable to certain stockholders and their relatives, and employees. All notes payable to related parties are classified as current liabilities as they are callable by the holder at any time. Notes payable to related parties bear interest at rates ranging from 8 to 11 percent. The total amounts outstanding on these related party notes payable were approximately $1,604,000 and $1,498,000 at September 30, 1996 and 1997, respectively.

    The Company has a line of credit facility of $15,000,000, of which $5,000,000 is secured by the Company's inventory and $10,000,000 is secured by accounts receivable. The outstanding balance on this line of credit at September 30, 1996 and 1997 was approximately $6,586,000 and $5,635,000, respectively. The interest rates applicable to this line of credit as of September 30, 1996 and 1997 were 8.25 percent and 8.5 percent, respectively. Subsequent to year-end, the amounts available under this credit facility were increased to $25,000,000 with an additional temporary overline of $7,000,000 available through January 31, 1998. There is no formal expiration date on this facility although it is subject to annual re-evaluation by the financial institution.

(6) INCOME TAXES

    For combined financial reporting purposes, income (loss) before income taxes for the years ended September 30, 1995, 1996 and 1997 include the following components:

                                                           1995         1996        1997
                                                       ------------  ----------  -----------
Income (loss) before income taxes:
  Domestic (IDP).....................................  $    355,436    (222,933)  (1,769,240)
  Foreign (PRIMO)....................................     1,860,052   1,383,677    2,532,868
                                                       ------------  ----------  -----------
                                                       $  2,215,488   1,160,744      763,628
                                                       ------------  ----------  -----------
                                                       ------------  ----------  -----------

    As discussed in Note 2, PRIMO has been granted a 90 percent exemption, with certain reservations, for income taxes on its manufacturing operations under the Tax Incentives Act of Puerto Rico of 1987, Act No. 8, as amended. This exemption is for a period of twenty years and ends in September 2014. Further, PRIMO has no temporary differences that would create deferred tax assets or liabilities as of September 30, 1996 or 1997.

            INTERNATIONAL DATA PRODUCTS, CORP. AND COMBINED COMPANY

                       SEPTEMBER 30, 1995, 1996, AND 1997

(6) INCOME TAXES (CONTINUED)
    The components of income tax expense (benefit) for the Company for the years ended September 30, 1995, 1996 and 1997 are as follows:

                                                               1995        1996        1997
                                                            ----------  ----------  ----------
Current:
  Federal.................................................  $  197,116     232,015     (60,439)
  State...................................................      43,637      51,363     (13,380)
  Foreign (PRIMO).........................................      59,154      62,035     118,398
                                                            ----------  ----------  ----------
                                                               299,907     345,413      44,579
                                                            ----------  ----------  ----------
Deferred:
  Federal.................................................     (17,687)   (297,303)   (356,045)
  State...................................................      (3,915)    (65,818)   (105,981)
                                                            ----------  ----------  ----------
                                                               (21,602)   (363,121)   (462,026)
                                                            ----------  ----------  ----------
                                                            $  278,305     (17,708)   (417,447)
                                                            ----------  ----------  ----------
                                                            ----------  ----------  ----------

    Income tax expense (benefit) amounted to $278,305 for 1995, an effective rate of 13 percent; ($17,708) for 1996, an effective rate of (2) percent; and ($417,447) for 1997, an effective rate of (55) percent. The actual expense (benefit) differs from the "expected expense (benefit)" for those years, computed by applying the U.S. federal corporate tax rate of 34 percent in 1995, 1996 and 1997 to earnings (loss) before income tax expense, as follows:

                                                                                       1995        1996        1997
                                                                                    ----------  ----------  ----------
Computed "expected" tax expense (benefit).........................................  $  753,266     394,653     259,634
Increase (decrease) in income taxes resulting from:
  Foreign income not subject to U.S. federal taxes, net of foreign taxes..........    (573,264)   (408,416)   (742,756)
  State and local income tax expense (benefit), net of federal benefit............      24,881     (15,605)    (78,710)
  Increase in valuation allowance.................................................      --          --         122,690
  Nondeductible meals and entertainment expenses..................................      31,645      27,199      17,581
  Other, net......................................................................      41,777     (15,539)      4,114
                                                                                    ----------  ----------  ----------
                                                                                    $  278,305     (17,708)   (417,447)
                                                                                    ----------  ----------  ----------
                                                                                    ----------  ----------  ----------

            INTERNATIONAL DATA PRODUCTS, CORP. AND COMBINED COMPANY

                       SEPTEMBER 30, 1995, 1996, AND 1997

(6) INCOME TAXES (CONTINUED)
    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at September 30, 1996 and 1997 are presented below:

                                                                           1996        1997
                                                                        ----------  ----------
Deferred tax assets:
  Inventory obsolescence reserve......................................  $   --         267,870
  Warranty reserve....................................................      --          76,799
  Accrued interest on related party notes.............................      67,207     116,331
  Deferred rent.......................................................      90,266      85,779
  Section 263(A) inventory adjustment.................................      26,682      45,020
  Accrued vacation....................................................      42,319      43,977
  Allowance for doubtful accounts.....................................      49,330      50,908
  Other...............................................................      --          30,242
                                                                        ----------  ----------
Total gross deferred tax assets.......................................     275,804     716,926
Less: valuation allowance.............................................      --        (122,690)
                                                                        ----------  ----------
Net deferred tax assets...............................................     275,804     594,236
                                                                        ----------  ----------
Deferred tax liabilities:
  Income from JTP joint venture.......................................    (266,247)   (133,190)
  Other...............................................................     (10,538)     --
                                                                        ----------  ----------
Total deferred tax liabilities........................................    (276,785)   (133,190)
                                                                        ----------  ----------
Net deferred tax asset (liability)....................................  $     (981)    461,046
                                                                        ----------  ----------
                                                                        ----------  ----------

    The net deferred tax asset (liability) is reflected in the accompanying balance sheets as:

                                                                             1996       1997
                                                                           ---------  ---------
Current deferred tax assets..............................................  $   9,557    443,415
Noncurrent deferred tax assets...........................................     --         17,631
Noncurrent deferred tax liabilities......................................    (10,538)    --
                                                                           ---------  ---------
Net deferred tax asset (liability).......................................  $    (981)   461,046
                                                                           ---------  ---------
                                                                           ---------  ---------

    In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies that can be implemented by IDP in making this assessment. Management has established a valuation allowance of $122,690 in 1997 to reduce the deferred tax asset to a level where based upon the level of historical taxable income, scheduled reversal of deferred tax liabilities, and projections of future taxable income over the periods in which the temporary differences become deductible based on available tax planning strategies, management presently believes that it is more likely than not that IDP will realize the benefits of these deductible differences.

            INTERNATIONAL DATA PRODUCTS, CORP. AND COMBINED COMPANY

                       SEPTEMBER 30, 1995, 1996, AND 1997

(7) COMMITMENTS AND CONTINGENCIES

LEASES

    The Company is obligated under various noncancelable operating leases for office/warehouse space and office equipment. The future minimum lease obligations under these noncancelable operating leases as of September 30, 1997 are approximately as follows:

YEAR ENDING SEPTEMBER 30,
--------------------------------------------------------------------------------
1998............................................................................  $    625,283
1999............................................................................       661,680
2000............................................................................       292,397
2001............................................................................        38,568
2002 and thereafter.............................................................       --
                                                                                  ------------
                                                                                  $  1,617,928
                                                                                  ------------
                                                                                  ------------

    Rent expense under these operating leases amounted to approximately $453,000, $556,000, and $538,000 for the periods ended September 30, 1995, 1996, and 1997, respectively. Rent payments are being expensed on a straight-line basis over the life of the lease, with the difference recorded as deferred rent.

BID PROTEST SETTLEMENT

    During the year ended September 30, 1996, IDP settled a contract award dispute with a third party and recorded a $750,000 gain on settlement. Costs relating to the bid protest were expensed in the period incurred and recorded as operating expenses.

(8) RETIREMENT PLAN

    IDP maintains a tax-deferred savings plan under Section 401(k) of the Internal Revenue Code which is offered to all employees who have attained the age of 21. The plan provides for contributions by employees as well as matching and discretionary contributions by IDP. IDP made contributions of approximately $150,000, $210,000, and $261,000 to the plan during the years ended September 30, 1995, 1996, and 1997.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors

    We have audited the consolidated financial statements of Dunn Computer Corporation (a Virginia corporation) as of October 31, 1997 and 1998, and for each of the three years in the period ended October 31, 1998 and have issued our report thereon dated February 3, 1999 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 14 of this Form 10-K. The schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

    In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole presents fairly, in all material respect, the information set forth herein.

                                             /s/ Ernst & Young LLP

Vienna, Virginia
February 3, 1999

     SCHEDULE II-VALUATION AND QUALIFYING ACCOUNT AND RESERVE DUNN COMPUTER
                                  CORPORATION

                                                                 BALANCE AT
                                                                BEGINNING OF                           BALANCE AT
CLASSIFICATION                                                      YEAR      ADDITIONS   DEDUCTIONS   END OF YEAR
--------------------------------------------------------------  ------------  ----------  -----------  -----------
Allowance for doubtful accounts:
Year ended October 31, 1996...................................   $   --       $   15,000   $  --        $  15,000
Year ended October 31, 1997...................................   $   15,000   $   62,000   $  --        $  77,000
Year ended October 31, 1998...................................   $   77,000   $   59,000   $  90,000(1)  $  46,000

Inventory reserve:
Year ended October 31, 1996...................................   $   --       $   20,000   $  --        $  20,000
Year ended October 31, 1997...................................   $   20,000   $  230,000   $  --        $ 250,000
Year ended October 31, 1998...................................   $  250,000   $   --       $  --        $ 250,000

------------------------

(1) Write-offs of accounts receivable