Form 10-K/A
period 1998-10-31
DUNN COMPUTER CORP /VA/
filed 1999-03-01
CIK 1058027

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A

                           ANNUAL REPORT PURUSANT TO
                             SECTION 13 OR 15(D) OF
                      SECURITIES AND EXCHANGE ACT OF 1934

(MARK ONE)

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         FOR THE FISCAL YEAR ENDED OCTOBER 31, 1998

                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM               TO

COMMISSION FILE NUMBER: 0-24015
                             ---------------------

                           DUNN COMPUTER CORPORATION

             (Exact name of registrant as specified in its charter)

             VIRGINIA                     54-1890464
   (State or Other Jurisdiction        (I.R.S. Employer
 of Incorporation or Organization)      Identification
                                            Number)

         1306 SQUIRE COURT                   20166
        STERLING, VIRGINIA                (Zip Code)
  (Address of principal executive
              office)

                            ------------------------

                                  703-450-0400
              Registrant's telephone number, including area code:

                         ------------------------------

         SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

                                      NONE
                             ---------------------

         SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:

                    COMMON STOCK, PAR VALUE $.001 PER SHARE
                    ----------------------------------------

                                (Title of class)

    Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting and non-voting common equity held by non-affiliates computed at $5.25 per share, the closing price of the Common Stock on January 22, 1999, was $28,624,275.

    The number of shares of the issuer's Common Stock, outstanding as of January 29, 1999 was 8,991,493.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Set forth below is certain information regarding the directors (including the Nominees) and executive officers of Dunn Computer Corporation, a Virginia Corporation ("Dunn" or the "Company"):

NAME                                                       AGE                            POSITION
-----------------------------------------------------      ---      -----------------------------------------------------
Thomas P. Dunne......................................          56   Chairman of the Board, Chief Executive Officer, and
                                                                    President
John D. Vazzana......................................          55   Executive Vice President, Chief Financial Officer,
                                                                    Director
Claudia N. Dunne.....................................          39   Vice President, Director
VADM E. A. Burkhalter, Jr. USN.......................          69   Director
Daniel Sinnott.......................................          64   Director

    George D. Fuster served as President of International Data Products Corp., a wholly-owned subsidiary of Dunn ("IDP") and Director of Dunn, and D. Oscar Fuster served as Vice President of IDP and Director of Dunn until November 23, 1998 when they entered into an employment agreement termination agreement with the Company.

    The current term of John D. Vazzana and Claudia N. Dunne is until the 1999 annual meeting, where they will both be up for re-election. The current term of VADM E. A. Burkhalter, Jr., USN (Ret.) and Daniel Sinnott is until the first annual meeting after fiscal year 1999, and the current term of Thomas P. Dunne is until the first annual meeting after fiscal year 2000. All Directors are elected to three-year terms. Each Director holds office until a successor is elected and qualified unless the Director dies, resigns, or is removed from office. Executive officers hold office until their successors are chosen and qualified, subject to earlier removal by the Board of Directors. There are currently five Directors on the Company's Board of Directors. Set forth below is a biographical description of each executive officer and Director of the
Company:

    THOMAS P. DUNNE has been Chairman, Chief Executive Officer and President of Dunn since he founded the Company in 1987. From 1982 to 1987, Mr. Dunne was the Director of Sales of Syntrex, Inc., a corporation that supplies computer hardware and software to the legal profession. Prior thereto, Mr. Dunne spent 12 years with the computer division of Perkin Elmer Corporation, where he held several positions, including Director of North American Sales. Mr. Dunne also served in the United States Army for two years where he was a Senior Instructor with the Army Electronics Command. Mr. Dunne is married to Claudia N. Dunne, the Vice President of the Company.

    JOHN D. VAZZANA has been the Executive Vice President, Chief Financial Officer, and a Director of Dunn since 1994. From 1992 to 1994, Mr. Vazzana was the Chief Executive Officer of Hitchler Industry, a manufacturer of plastic lumber made from recycled plastic. From 1986 to 1992, Mr. Vazzana was founder and Chief Executive Officer of NRM Steelastic, a company engaged in the manufacture of capital equipment for the tire industry. Prior thereto, Mr. Vazzana was Executive Vice President for C3, Inc., a federal computer systems integrating company, which he joined in 1974.

    CLAUDIA N. DUNNE, a co-founder of Dunn, has been Vice President and a Director of Dunn since its inception. From 1985 to 1987, Ms. Dunne was a Federal Proposal Manger for Syntrex, Inc. From 1983 to 1985, Ms. Dunne was Proposal Manager for Harris and Paulson, which also sold minicomputers and proprietary time and accounting software for law firms. Ms. Dunne is married to Thomas P. Dunne, the President of the Company.

    VICE ADMIRAL E. A. BURKHALTER, JR., has been a Director of the Company since January, 1997. Mr. Burkhalter is currently President of Burkhalter Associates, Inc., a consulting firm providing services in the areas of international and domestic strategy, management policy and technology applications for both government and industry. Mr. Burkhalter spent 40 years as a member of the United States Navy, during which time he held several positions, including Director of Strategic Operations for the Chairman of the

Joint Chiefs of Staff. Upon retirement, he was senior military officer assigned to duty in the U.S. Intelligence Community Staff for four years, he had direct responsibility for the integration of all aspects of National and Military Intelligence Space Programs and working relationships with the Assistant Secretary of Defense for C3 I Systems, which included management of the Defense Reconnaissance Support Program Office. Mr. Burkhalter is currently Chaiman of the Attorney General's Policy Advisory Panel for Law Enforcement Technology, a member of the Director of Central Intelligence (DCI) Military Advisory Panel and serves as an advisor to the Defense Intelligence Agency. He is also an Officer and Director of the Navy Submarine League.

    DANIEL SINNOTT has been a Director of Dunn since January, 1997. Mr. Sinnott is currently a consultant and Director of Worldwide Internet Solutions, Inc. ("WIZnet"). WIZnet provides electronic catalogs and adaptive recognition search technology and facilitates electronic commerce linking buyers and sellers via secure mail. From 1995 until March 1998, Mr. Sinnott was Chief Executive Officer of WIZnet. In 1991 Mr. Sinnott was a founder of Sinnott Bruno & Company ("SB&C"). SB&C is a management consulting firm providing advisory services to executive and management organizations that are in the emerging transition stages of development. Mr. Sinnott worked full time with SB&C from 1991 until joining WIZnet in 1995.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's officers and directors, and persons who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership of the Company's Common Stock with the Securities and Exchange Commission and Nasdaq. Based solely on a review of the copies of such reports and written representations from the reporting persons that no other reports were required, the Company believes that during the fiscal year ended October 31, 1998, its executive officers, directors and greater than ten percent stockholders filed on a timely basis all reports due under Section 16(a) of the Exchange Act, with the following exception: George D. Fuster who served as President of IDP and a Director of Dunn until November 23, 1998 and D. Oscar Fuster who served as Executive Vice President of IDP and a Director of Dunn until November 23, 1998 should both have filed Forms 4 and 5 and are presently delinquent in doing so.

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth certain information regarding compensation paid by the Company during each of the last two fiscal years to the Company's Chief Executive Officer and to each of the Company's executive officers who earned in excess of $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                                                       LONG-TERM
                                                                                                      COMPENSATION
                                                                            ANNUAL COMPENSATION    ------------------
                                                                           ----------------------  NUMBER OF OPTIONS
NAME AND PRINCIPAL POSITION                                       YEAR     SALARY ($)  BONUS ($)        GRANTED
--------------------------------------------------------------  ---------  ----------  ----------  ------------------
Thomas P. Dunne...............................................       1996  $  240,000  $  275,000             -0-
  Chairman, Chief Executive                                          1997  $  240,000         -0-             -0-
  Officer and President                                              1998  $  240,000         -0-             -0-
John D. Vazzana...............................................       1996  $  240,000  $  275,000             -0-
  Executive Vice President, Chief                                    1997  $  240,000         -0-             -0-
  Financial Officer, and Director                                    1998  $  240,000         -0-             -0-
George D. Fuster..............................................       1996         -0-         -0-             -0-
  President of IDP and Director                                      1997         -0-         -0-             -0-
                                                                     1998  $  100,000                     300,000
D. Oscar Fuster...............................................       1996         -0-         -0-             -0-
  Executive Vice President of                                        1997         -0-         -0-             -0-
  IDP and Director                                                   1998  $  100,000         -0-         300,000

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                                             POTENTIAL
                                                                                                          REALIZABLE VALUE
                                                                                                             AT ASSUMED
                                          INDIVIDUAL GRANTS                                               ANNUAL RATES OF
-----------------------------------------------------------------------------------------------------
                                            NUMBER OF                                                       STOCK PRICE
                                            SECURITIES       PERCENT OF                                   APPRECIATION FOR
                                            UNDERLYING     TOTAL OPTIONS/     EXERCISE
                                             OPTIONS/     SAR'S GRANTED TO     OR BASE                      OPTION TERM
                                          SAR'S GRANTED     EMPLOYEES IN        PRICE     EXPIRATION   ----------------------
                  NAME                         (#)           FISCAL YEAR       ($/SH)        DATE        5%($)      10%($)
                  (A)                          (B)               (C)             (D)          (E)         (F)         (G)
----------------------------------------  --------------  -----------------  -----------  -----------  ---------  -----------
D. Oscar Fuster.........................       300,000             34.7%           8.75     5/1/2008       14.25       22.70
George D. Fuster........................       300,000             34.7%           8.75     5/1/2008       14.25       22.70

                                          ALTERNATIVE
                                          TO (F) AND
----------------------------------------  (G): GRANT
                                          DATE VALUE
                                          -----------
                                          GRANT DATE
                                            PRESENT
                                             VALUE
                  NAME                         $
                  (A)                         (H)
----------------------------------------  -----------
D. Oscar Fuster.........................
George D. Fuster........................

EMPLOYMENT AGREEMENTS

    The Company has employment agreements with Thomas P. Dunne and John D. Vazzana. The agreements for Mr. Vazzana and Mr. Dunne run for a term of three years effective April 1997 and automatically renew for additional one year terms unless terminated by either Dunn or the employee. Both agreements provide for a $240,000 salary and a bonus at the discretion of Dunn's Board of Directors. The bonus may not exceed the lesser of 5% of the Company's pre-tax income for the preceding fiscal year or $250,000.

    The Company entered into employment agreements with George D. Fuster and D. Oscar Fuster when it acquired IDP. These agreements had three year terms and provided for a $200,000 annual salary, an annual bonus, and a stock option (the "Option") to purchase up to 300,000 shares, under certain conditions, of the Common Stock, at a price per share to be determined based upon the NASDAQ price as of the closing of the acquisition of IDP, to be exercisable as to 50% of the shares subject to the Option six months from the effective date of the employment contract, and as to the remaining 50% of the shares, within one year of such date. These agreements were terminated by an employment agreement termination agreement between the Company and the Fusters (the "Termination Agreement") on November 23, 1998.

INCENTIVE STOCK OPTION PLAN

    Under Dunn's 1997 Stock Option Plan, options to purchase a maximum of 2,200,000 shares of common stock of Dunn (subject to adjustments in the event of stock splits, stock dividends, recapitalizations and other capital adjustments) may be granted to employees, officers and Directors of Dunn and other persons who provide services to Dunn.

    The options to be granted under the Company's Stock Option Plan may be designated as incentive stock options or non-incentive stock options by the Board of Directors, which also has discretion as to the persons to be granted options, the number of shares subject to the options and the terms of the option agreements. Only employees, including officers and part-time employees of the Company, may be granted options under the Stock Incentive Plan.

EMPLOYEE STOCK PURCHASE PLAN

    In August, 1998, the Company adopted an employee stock purchase plan whereby employees may purchase Company stock through a payroll deduction plan. The purchase price of the stock is 85% of the market price.

RETIREMENT PLANS

    Dunn established a discretionary contribution plan effective November 1, 1995 (the "401(k) Plan") for its employees who have completed one month of service with Dunn. The 401(k) Plan is administered by Benefit Plan Services, Inc. and permits pre-tax contributions by participants pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"), up to the maximum allowable contributions as determined by the Code. Dunn may match participants' contributions on a discretionary basis. In fiscal 1995 and 1996, to the extent permitted by law, Dunn contributed $0.25 for each $1.00 contributed by employees. As a participant in the Company's 401(k) plan, the Company contributed $1,800 for both Mr. Dunne, and Mr. Vazzana in 1998.

    Effective November 1, 1995, Dunn established a defined benefit plan covering substantially all salaried employees who have completed twelve months of service with Dunn (the "Pension Plan"). The Pension Plan benefits are based on the years of service and the employee's compensation. Dunn contributes, on an annual basis, amounts sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974 ("ERISA"). Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. The assets of the Pension Plan are invested in money markets and investment-grade corporate debt and equity instruments. Dunn contributed an aggregate of approximately $250,000 for the Pension Plan years ending October 31, 1995, 1996, 1997, 1998, which amount met the minimum funding requirements under ERISA. Dunn has accrued, but not yet paid, $64,400, which amount represents its minimum funding requirements under ERISA for fiscal 1998.

    A participant's benefit under the Pension Plan is calculated as the lesser of (i) the average of such participant's last three years' salary multiplied by 40 percent, or (ii) $60,000. The estimated annual benefits under the Pension Plan payable upon retirement at normal retirement age for each of Mr. Vazzana and Mr. Dunne is $60,000.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Company's Board of Directors has a Compensation Committee, comprised of the two outside Directors, VADM Burkhalter and Mr. Sinnott, and Thomas P. Dunne, the President, Chief Executive Officer and Chairman of the Board of the Company.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

    The Company's officer compensation policy is to offer a package that includes a competitive salary, an incentive bonus based upon achievement of the Company's financial objectives and of individual performance goals, and competitive benefits. The Company also encourages broad-based employee ownership of Company stock through a stock option program in which key employees, who own less than 5% of the outstanding stock, are eligible to participate. The Company's compensation policy for officers is similar to that for other employees, and is designed to promote continued performance and attainment of corporate and personal goals. None of the executive officers are eligible for employee stock options.

    The Compensation Committee of the Board of Directors (comprised of two non-employee directors and the CEO) reviews and approves individual officer salaries, bonus plan financial performance goals and bonus plan allocations. The Committee also reviews guidelines for compensation, bonus, and stock option grants for all employees. Officers of the Company are paid salaries in line with their responsibilities and experience. These salaries are structured to be within the range of salaries paid by competitors in the computer and other relevant industries.

    Executive officers also participate in a cash bonus plan. Each executive officer is eligible for financial performance bonuses of up to 5% of pre-tax income of the Company, not to exceed $250,000, or 104% of base salary.

    The Compensation Committee annually reviews and approves the compensation of Thomas Dunne, the Chief Executive Officer. Mr. Dunne participates in the bonus plan, with his bonus tied to pre-tax income goals. His maximum possible bonus for fiscal 1998 was 104% of his base salary. Based on the Company's performance for fiscal 1998, Mr. Dunne was awarded no cash bonus for fiscal 1998.

COMPENSATION COMMITTEE
Thomas P. Dunne
Daniel E. Sinnott
VADM E.A. Burkhalter, Jr., USN (Ret.)

STOCK PERFORMANCE GRAPH

    The following graph compares the cumulative total return on the Company's Common Stock since its public offering with the Russell 2000 Index and the Nasdaq Computer and Data Index during the same period. The graph shows the value, at the end of each fiscal quarter, of $100 invested in the Company's Common Stock or the Indices on April 28, 1997 and assumes reinvestment of all dividends. The graph depicts the change in the value of the Company's Common Stock relative to the noted indices as of the end of each fiscal quarter and not for any interim period. Historical stock price performance is not necessarily indicative of future stock performance.

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

             DNCC     RUSSEL 3000 INDEX   NASDAQ INDEX
May-97        100.00             100.00         594.750
Aug-97         80.88             107.24         687.550
Nov-97         97.06             113.26         664.950
Feb-98         97.80             123.99         761.300
May-98         94.86             127.71         742.880
Aug-98         41.18             109.35         713.800
Oct-98         33.82             125.37         857.760

DUNN COMPUTER CORPORATION STOCK PERFORMANCE CHART

                    MEASUREMENT PERIOD                      DUNN CLOSING PRICE*  NASDAQ INDEX
----------------------------------------------------------  -------------------  -------------
   May-97.................................................            8.50            100.00
    Aug-97................................................            6.88            115.60
    Nov-97................................................            8.25            111.80
    Feb-98................................................            8.31            128.00
    May-98................................................            8.06            124.91
    Aug-98................................................            3.50            120.02
    Oct-98................................................            2.88            144.22

Amount invested...........................................          100.00
  IPO Price...............................................            8.50

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information, as of the date hereof, with respect to the beneficial ownership of the Common Stock by each beneficial owner of more than 5% of the outstanding shares thereof, by each director, each nominee to become a director and each executive named in the Summary

Compensation Table and by all executive officers, directors and nominees to become directors of the Company.

                                                                                                     PERCENTAGE OF
                                                                                NUMBER OF SHARES      OUTSTANDING
                                                                                  COMMON STOCK       COMMON STOCK
                             NAME AND ADDRESS OF                                  BENEFICIALLY       BENEFICIALLY
                               BENEFICIAL OWNER                                       OWNED              OWNED
------------------------------------------------------------------------------  -----------------  -----------------
Thomas P. Dunne (1)...........................................................       2,474,375(2)           27.5%
John D. Vazzana (1)...........................................................       1,064,875              11.8%
Claudia N. Dunne (1)..........................................................       2,474,375(3)           27.5%
VADM E.A. Burkhalter (1)......................................................          20,000(4)          *
Daniel Sinnott (1)............................................................          20,000(4)          *
D. Oscar Fuster...............................................................         525,000(6)            5.8%
George D. Fuster..............................................................         175,000(6)            1.9%
All Executive Officers and Directors as a Group...............................       4,239,250(5)           47.0%

------------------------

*   persons less than 1%

(1) The address of each of such individuals is c/o Dunn Computer Corporation, 1306 Squire Court, Sterling Virginia 21066.

(2) Includes 560,000 shares of Common Stock held by Claudia Dunne, the Company's Vice President, and Mr. Dunne's wife, of which Mr. Dunne disclaims beneficial ownership.

(3) Includes 1,914,375 shares of Common Stock held by Thomas Dunne, the Company's President and CEO, and Ms. Dunne's husband, of which Ms. Dunne disclaims beneficial ownership.

(4) Represents shares of the Company's Common Stock underlying stock options granted pursuant to the 1997 Stock Option Plan.

(5) Does not include 40,000 shares of Common Stock underlying options which are held by the Company's two outside directors. Does include 150,000 shares of common stock underlying options which are held by each of D. Oscar Fuster and George D. Fuster exercisable within 60 days.

(6) Includes 150,000 shares of Common Stock underlying options which are held by each of D. Oscar Fuster and George D. Fuster which are exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The Company leases its 35,000 square foot facility from C&T Partnerships, an entity owned and controlled by Thomas and Claudia Dunne, both affiliates of the Company. The lease agreement terminates in October 1999. Rent expense under this lease was $154,000 for each of the years ended October 31, 1997 and 1998. In addition, the mortgage on the facility of approximately $1,000,000, which has a 25 year term and bears interest at 2% over prime, was guaranteed by the Company in fiscal 1997.

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

Date: March 1, 1999

    Pursuant to and in accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

     /s/ THOMAS P. DUNNE        President, Chief Executive
------------------------------    Officer and Director         March 1, 1999
       Thomas P. Dunne

                                Executive Vice President,
     /s/ JOHN D. VAZZANA          Chief Financial Officer
------------------------------    (and principal               March 1, 1999
       John D. Vazzana            accounting officer) and
                                  Director

     /s/ CLAUDIA N. DUNNE       Vice President and
------------------------------    Director                     March 1, 1999
       Claudia N. Dunne

  /s/ VADM E.A. BURKHALTER,     Director
             JR.
------------------------------                                 March 1, 1999
  VADM E.A. Burkhalter, Jr.

      /s/ DANIEL SINNOTT        Director
------------------------------                                 March 1, 1999
        Daniel Sinnott