Form 10-Q
period 1999-01-31
DUNN COMPUTER CORP /VA/
filed 1999-03-17
CIK 1058027

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended January 31, 1999
                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

              For the transition period from __________ to ________

                           Commission File No. 0-24015
                            DUNN COMPUTER CORPORATION
             (Exact name of Registrant as specified in its charter)

                                    VIRGINIA
         (State or other jurisdiction of incorporation or organization)

                                   54-1890464
                      (I.R.S. Employer Identification No.)

                     1306 Squire Court, Sterling, VA. 20166
               (Address of principal executive offices) (zip code)

                                  (703)450-0400
              (Registrant's telephone number, including area code)


                                    NO CHANGE
          (Former name or former address, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
        No [ ].

        As of March 16, 1999 there were 8,991,493 shares of the registrant's common stock outstanding.

        This quarterly report on Form 10-Q contains 12 pages, of which this is page 1.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DUNN COMPUTER CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

                                             Three Months Ended
                                                 January 31,
                                            ----------------------
                                               1998        1999
                                         -----------  -----------
Revenue                                  $10,429,168  $11,711,620
Costs of revenue                           7,989,879    9,684,993
                                         -----------  -----------
Gross profit                               2,439,289    2,026,627

Selling and marketing                        551,881      750,887
General and administrative                   683,964    1,646,914
Amortization of goodwill                      54,326      190,329
                                         -----------  -----------

Income from operations                    1,149,118     (561,503)
Interest income(expense)                    (37,618)    (211,170)
Other income                                 (5,132)           -
                                         -----------  -----------
Net income(loss)                          1,106,368     (772,673)
                                         ===========  ===========
Before income taxes

Provision for  (benefit from)
 Income taxes                               417,662     (225,000)

Net income (loss)                        $  688,706   $ (547,673)
                                         ===========  ===========

Earnings(loss)per share                      $ 0.13   $    (0.06)
                                         ===========  ===========

Earnings(loss)per share assuming dilution $    0.12   $    (0.06)
                                         ===========  ===========


The accompanying notes are an integral part of these consolidated statements.

DUNN COMPUTER CORPORATION
CONSOLIDATED BALANCE SHEET

                                                        October 31,   January 31,
                                                           1998           1999
                                                        -----------   -----------
                      ASSETS                                          (unaudited)
  Current assets
    Cash and cash equivalents                              $      -   $ 2,629,242
    Accounts receivable, net                             16,792,889     9,000,122
    Employee and stockholder advances                        71,287        80,514
    Inventory,net                                        10,928,736     9,896,371
    Investment in sales-type leases, net-current            959,243       758,411
    Deferred tax asset                                      630,000       630,000
    Income tax receivable                                   597,325       597,325
    Prepaid expenses and other current assets               248,143       251,161
                                                        -----------    ----------
  Total current assets                                   30,227,623    23,843,146

    Property and equipment, net                           1,927,148     1,766,841
    Equipment on lease, net                               4,096,483     3,672,710
    Investment in sales-type leases, net-long-term        2,140,099     1,788,683
    Goodwill and other intangible assets, net            24,231,852    24,041,523
    Investments                                             150,000       150,000
    Other assets                                            191,395       216,745
                                                        -----------    ----------
  Total assets                                          $62,964,600   $55,479,648
                                                        ===========   ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
     Accounts payable                                   $12,151,163   $ 3,676,928
     Accrued expenses                                     4,726,765     2,513,260
     Line of credit                                       3,256,060     8,996,947
     Notes payable-current portion                           33,514        17,920
     Notes payable-related parties                          905,960             -
     Unearned revenue                                     3,381,291     2,350,021
                                                         ----------    ----------
  Total current liabilities                              24,454,753    17,555,076

  Other long-term liabilities                               137,155       101,678

  Stockholders' equity
    Preferred Stock $.001 par value;  2,000,000 shares
        authorized, no shares issued and outstanding
    Common Stock, $.001 par value:
        20,000,000 shares authorized,  9,391,493 shares
       issued and outstanding;                                9,392         9,392
    Additional paid-in capital,less treasury stock       34,237,745    34,235,620
    Retained earnings                                     4,125,555     3,577,882
                                                         ----------    ----------
  Total stockholders' equity                             38,372,692    37,822,894
                                                         ----------    ----------
    Total liabilities and stockholders' equity          $62,964,600   $55,479,648
                                                        ===========   ===========

 The accompanying notes are an integral part of these consolidated statements.

  DUNN COMPUTER CORPORATION
  CONSOLIDATED STATEMENTS OF CASH FLOWS
   (unaudited)
                                                        Three Months Ended
                                                             January 31,
                                                       ----------------------
                                                          1998         1999
                                                       ---------    ---------
OPERATING ACTIVITIES:
Net income(loss)                                    $   688,706    $  (547,673)
Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
    Depreciation and amortization,
      Property and equipment                             47,832        604,531
    Amortization of goodwill and other intangibles       54,326        190,329
    Changes in operating assets and liabilities
      Accounts receivable                             1,338,732      7,675,082
      Inventory                                       1,605,183      1,032,364
      Prepaid expenses and other assets                 (28,478)        80,090
      Accounts payable                               (7,143,486)    (8,474,232)
      Accrued expenses                                   (7,819)    (2,213,506)
      Income tax payable                                417,662              -
      Unearned revenue                                   51,438     (1,031,270)
      Investment in sales-type leases                         -        552,248
                                                      ---------      ---------
      Net cash used in
      operating activities                           (2,975,904)    (2,132,037)
                                                      ---------      ---------
INVESTING ACTIVITIES:
Purchase of property and equipment                      (12,661)       (20,451)
                                                      ---------      ---------

Net cash used in investing activities                   (12,661)       (20,451)
                                                      ---------      ---------
FINANCING
ACTIVITIES:
Proceeds from bank line of credit                     2,826,789      5,740,886
Payments on notes payable                                (2,847)      (957,031)
Payments on capital leases                              (14,984)             -
Purchase of treasury stock                                    -         (2,125)
                                                      ---------      ---------
Net cash provided by financing
  activities                                          2,808,958      4,781,730

Net(decrease)increase in cash and cash equivalents (179,607) 2,629,242 Cash and cash equivalents at
  beginning of period                                   341,966              -
                                                      ---------      ---------
Cash and cash equivalents at end of
  period                                            $   162,359    $ 2,629,242
                                                    ===========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                       $    38,473    $   216,507
                                                    ===========    ===========
Income taxes paid                                   $   479,000              -
                                                    ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

DUNN COMPUTER CORPORATION
NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

The consolidated financial statements of Dunn Computer Corporation (the "Company") for the three months ended January 31, 1998 and 1999 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the 10-K of Dunn Computer Corporation (the "Company") which includes consolidated financial statements and notes thereto for the years ended October 31, 1997 and 1998. Interim operating results are not necessarily indicative of operating results for the full year.

2.  Acquisition-related liabilities

During fiscal year 1998, the Company recorded $1,376,000 of acquisition-related liabilities in connection with the IDP Acquistion. These liabilities were recorded after certain actions had been identified quantified and approved by management of the Company having authority to commit the Company to the plan Those certain actions included closing the IDP facility in Maryland, integrating IDP and the Company's production, warehouse, sales, marketing and administrative functions, eliminating duplicative jobs and expanding space in the Company's office space in Virginia. The Company vacated the production and warehouse space in the IDP facility in June 1998 and intends to vacate the remaining space in the facility in February, 1999. During fiscal 1998, $232,000 of costs and in the first quarter of fiscal 1999, $201,600 of costs were charged against the liability, reducing the liability to $942,400 at January 31, 1999.

3. Recent pronouncements.

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

In February 1997, the Financial Accounting Standards Board issued Statement of Finanical Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information", which is required to be adopted for companies with fiscal years beginning after December 15, 1997. SFAS 131 changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to stockholders. SFAS 131 supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise." The Company adopted SFAS 131 on November 1, 1998. The adoption did not have a material impact on the disclosure for segment information on the financial statements.

In February 1998, the Finanical Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 ("SFAS 132"), "Employers' Disclosures about Pensions and Other Postretirement Benefits", which is required to be adopted for companies with fiscal years beginning after December 15, 1997. SFAS 132 amends Statements of Financial Accounting Standards No. 87 "Employers' Accounting for Pensions," No.88 "Employers' Accounting for Settlements and Curtailments of Defined Benefits" and No. 106 "Employers' Accounting for Postretirement Benefits Other than Pensions,"by revising employers' disclosures about pension and other postretirement benefit plans SFAS 132 doesn't change the measurement or recognition of those plans. The disclosure requirements of SFAS 132 will not have a material impact on the Company's consolidated financial position or results of operations.

In March 1998, AcSEC issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed For or Obtained for Internal Use". SOP 98-1 is effective for fiscal years beginning after December 15, 1998. SOP 98-1 will require the capitalization of certain costs incurred after the date of adoption in connection with developing software for internal use. The Company currently expenses such costs incurred. The Company has not yet assessed what the impact of SOP 98-1 will be on the Company's future earnings or financial position.

4. Management's use of estimates

The preparation of financial statements in comformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financilal statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this section are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, risks associated with the integration of businesses following an acquisition, competitiors with broader product lines and greater resources, the termination of any of the Company's significant contracts or the Company's inability to attract and retain highly qualified management, technical and sales personnel.

RESULTS OF OPERATIONS

REVENUES:
Revenues for the quarter ended January 31, 1999 were $11,711,620 as compared to $10,429,168 for the quarter ended January 31, 1998, an increase of $1,282,452 or 12%. The increase in revenue is a result of revenue from the Desktop V contract which was assumed in the acquisition of International Data Products, Corp. in May 1998.

GROSS MARGIN:
Gross margin decreased from $2,439,289 to $2,026,627 for the quarter ended January 31, 1999 as compared to the quarter ended January 31, 1998. As a percentage of revenue, gross margin declined from 23.4% to 17.3%. The decline was the result of fixed production costs, and the increase in the costs of customer service. The Company expects gross margin to return to a 20% to 21% level with an increase in revenues.

SELLING AND MARKETING:
For the quarter ended January 31, selling and marketing expenses increased from $551,881 in fiscal 1998 to $750,887 in fiscal 1999. The increase is attributable to the increase in the Company's personnel and an increase in advertising. As a percentage of revenue, selling and marketing expense increased from 5.3% for the three months ended January 31, 1998 to 6.4% for the three months ended January 31, 1999.

GENERAL AND ADMINISTRATIVE:
General and administrative expense increased from $683,964 for the quarter ended January 31, 1998 to $1,646,914 for the quarter ended January 31, 1999. The increase can be attributed to the acqusition of IDP an increase in personnel, stockholder's relations and an increase in legal, accounting and other operating expenses. Amortization expense increased from $54,326 for the quarter ended January 31, 1998 to $190,329 for the quarter ended January 31, 1999, due to the increase in goodwill recorded in connection with the acquisition of IDP.

INTEREST AND OTHER INCOME:
Interest expense net of interest income and other income was $211,170 for the quarter ended January 31, 1999 as compared to an expense of $42,750 for the quarter ended January 31, 1998. Interest expense increased because of the cost associated with certain operating leases and interest expense on debt assumed in the IDP acquisition.

INCOME TAXES:
The Company provides for income taxes in accordance with the liability method. As a result income tax expense declined from $417,662 for the quarter ended January 31, 1998 to a tax benefit of $225,000 for the quarter ended January 31, 1999.

NET INCOME AND QUARTERLY RESULTS
Net income decreased from $688,706 in the first quarter of 1998 to a loss of $547,674 for the quarter ended January 31, 1999, due to the above factors.

LIQUIDITY AND CAPITAL RESOURCES
For the fiscal quarter ended January 31, 1999 Dunn used $2,132, 037 in its operations. Dunn generated cash of $7,675,082 and $1,032,364, respectively, from the collection of accounts receivable and the sale of inventory. The operating loss of $547,673, the payment of accounts payable of $8,474,232, and the reduction of $2,213,506 of accrued expenses were the principal use of funds. Funds used for investing activities were $20,451. Financing activities provided $5,740,886 from the bank line of credit and used $957,031 of those funds to pay notes payable to related parties. Other significant financing activities were provided by Dunn's bank line of credit with First Union Bank (formerly Signet
Bank). The line of credit expires on March 31, 1999 and currently bears interest at prime. As of January 31, 1999, Dunn had no outstanding balance on the line of credit. Dunn's subsidiary, IDP has borrowing agreements with Deutsche Financial Services for an aggregate of $25.0 million, of which $13.0 million is secured by IDP's inventory and $12.0 million is secured by IDP's accounts receivable. Each of these facilities bears an annual interest rate of LIBOR plus 2.05%. Under the inventory financing facility, IDP normally receives 30 days free of interest when purchases are made from distributors, and 45 days free of interest when purchases are made from manufacturers. Under the accounts receivable financing facility, IDP can borrow up to 85% of eligible receivables and is subject to various financial covenants, which they are in compliance as of January 31, 1999. There is no formal expiration date on these facilities, although it is subject to annual re-evaluation. As of January 31, 1999 IDP had $9.0 million outstanding on its line of credit. Dunn is a guarantor of this credit facility.

On January 31, 1998, Dunn had working capital of $6,288,070. The Company believes the bank facilities, together with cash on hand and the cash generated from operations, will provide sufficient financial resources to finance the current operations of the Company through fiscal 1999.

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

The Company has adopted the following five-phase approach that was endorsed by the GAO and recognized by the U.S. Congress:

AWARENESS PHASE. The Company's management is familiarized with the scope of the Year 2000 impact, the problem is defined, compliance standards are established and an overall strategy is developed. A Year 2000 program team is formed to organize and implement the Company's Year 2000 compliance program.

ASSESSMENT PHASE. The Year 2000 team determines the impact on the Company's systems, tools, products and contracts. The team creates an inventory and evaluation of systems that support the core business sectors. Third party service providers are contacted concerning their compliance with the Year 2000problem with regard to the products and services they provide. The team then prioritizes the conversion or replacement of existing systems that are confirmed to be Year 2000 non-compliant.

RENOVATION PHASE. The Year 2000 program team rectifies the problems discovered in the assessment phase by modifying or replacing systems that are Year 2000 non-compliant.

VALIDATION PHASE. The renovated or replaced systems, applications and databases are tested and certified as Year 2000 compliant.

IMPLEMENTATION PHASE. The renovated or replaced systems are fully implemented and extensive testing is performed to insure coordination with other systems and databases. Backup and recovery plans are put in place. The Company anticipates that it will have all internal Year 2000 solutions in place by July 1, 1999. Internal solutions include information technology systems such as local and wide area network systems and non-IT systems such as embedded micro-controllers within facility, security, telephone and others systems. The Company is assessing the status of third parties with which it has a material relationship. Third parties include vendors and suppliers of essential hardware, software and services and Company customers who may fund Year 2000compliance efforts in lieu of contracting services to the Company. The Company is assessing the status of its products and Year 2000-relatedservices. All products sold via the GSA schedule are Year 2000 compliant. Other products developed and sold by the Company are being assessed for Year 2000compliance. The Company also performs Year 2000-related services for both government and industry and is assessing the potential risk to the Company of performing these services and is taking action to mitigate these risks as they are identified.

CONTINGENCY PLANS The Company currently is developing contingency plans. The Company anticipates that its internal systems will be Year 2000 compliant by July 1,1999. The status of third parties with which the Company has a material relationship and the Companies products and services are being assessed. The Company will continue to develop contingency plans as required to mitigate the effects of delays, if any, in internal systems compliance, third party business interruption, non-compliant Company products and risks associated with providing Year 2000-related services.

COST FOR YEAR 2000 COMPLIANCE
The Company estimates that the total cost for Year 2000 compliance will be approximately $75,000. As of January 31, 1999, the Company has spent approximately $55,000 on Year 2000 compliance.

YEAR 2000 RISKS
The Company expects to fund the remaining aspects of its program with cash on hand or internally generated cash. The Company believes that its Year 2000 compliance plan is a comprehensive one and that all internal systems, including both information technology systems and non-information technology systems, will be compliant by the end of calendar 1999. The Company, however, may not be able to identify or remedy all Year 2000 compliance issues with respect to its internal systems, suppliers, customers, products and services. As a result, the Year 2000 problem could have a materially adverse effect on the Company's financial condition or results of operations.

ITEM 3. QUANTITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable


PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

On December 18, 1998, the Office of the United States Attorney for the District of Maryland, Northern Division (the "U.S. Attorney"), informed the Company that it was of the view that a civil False Claims Act violation was assessable against certain parties, including IDP, George and Oscar Fuster (the former principal owners of IDP) and the Company involving allegations of fraudulent misrepresentations by the Fusters in IDP's

1994 application for participation in the Section 8(a) program administered by the SBA. On February 26, 1999, the Company and the other parties entered into a settlement agreement with respect to this matter with the U.S. Attorney pursuant to which the matter was settled without determination of liability against or monetary payment by the Company.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
Exhibit 11.1: Statement of computation of earnings per share.
Exhibit 27.1: Financial Data Schedule

(b) Reports on Form 8-K.
        none


SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Dunn Computer Corporation
                                   (Registrant)
Date   June 16, 1997       By:  /s/ John D. Vazzana
---------------------  -------------------------------------------
                                John D. Vazzana,
                            Executive Vice-President,
                             Chief Financial Officer
                        (Principal Accounting Officer and
                            Duly Authorized Officer)