Form 10-Q
period 1999-04-30
DUNN COMPUTER CORP /VA/
filed 1999-06-14
CIK 1058027

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

         For the quarterly period ended April 30, 1999
         OR

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

                                   54-1424654
                      (I.R.S. Employer Identification No.)

                     1306 Squire Court, Sterling, VA. 20166
               (Address of principal executive offices) (zip code)

                                 (703) 450-0400
              (Registrant's telephone number, including area code)

                                    NO CHANGE

          (Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
             Yes  X      No______.

As of June 1, 1999 there were 9,341,493 shares of the registrant's common stock outstanding.

This quarterly report on Form 10-Q contains 13 pages, of which this is page 1.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DUNN COMPUTER CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)


                                    Three Months Ended               Six Months Ended
                                          April 30,                      April 30,
                                ---------------------------    ----------------------------
                                   1998            1999             1998           1999
                               ------------    ------------    ------------    ------------
Net Revenue                    $  6,352,969    $  9,440,804    $ 16,782,138    $ 21,152,424
Costs of revenue                  5,034,789       6,791,033      13,024,668      16,476,026
                               ------------    ------------    ------------    ------------
Gross profit                      1,318,180       2,649,771       3,757,470       4,676,398

Selling and marketing               476,438         617,630       1,028,318       1,368,517
General and administrative          538,815       1,786,668       1,231,576       3,433,582
Amortization of goodwill             54,329         172,218         108,658         362,547
                               ------------    ------------    ------------    ------------
Income from operations              248,598          73,255       1,388,918        (488,248)

Other income (expense)              (38,248)         39,502         (34,580)         39,502
Interest income                      21,255          30,340          22,110          30,340
Interest expense                    (16,365)       (188,683)        (54,839)       (399,853)
                               ------------    ------------    ------------    ------------
Net income (loss)                   215,240         (45,586)      1,321,609        (818,259)
Before income taxes

Provision for (benefit from)
Income taxes                         82,867            --           500,529        (225,000)
                               ------------    ------------    ------------    ------------

Net income (loss)                   132,373         (45,586)        821,080        (593,259)


Basic earnings per share       $       0.03            (.01)   $       0.16            (.07)

Diluted earnings per share     $       0.02            (.01)   $       0.14            (.07)


The accompanying notes are an integral part of these consolidated statements.

DUNN COMPUTER CORPORATION
CONSOLIDATED BALANCE SHEET

                                                         October 31,    April 30,
                                                            1998          1999
                                                         -----------   -----------
                           ASSETS
 Current assets
    Cash and cash equivalents                                   --     $   943,822
    Accounts receivable, net                              16,792,889    10,684,504
    Employee and Stockholder Advances                         71,287         6,209
    Inventory, net                                        10,928,736     7,807,092
    Investment in sales-type lease, net current              959,243       149,852
    Deferred Tax Asset                                       630,000       630,000
    Income Tax Receivable                                    597,325       269,118
    Prepaid Expenses and other current assets                248,143       272,729
                                                         -----------   -----------
 Total current assets                                     30,227,623    20,763,326

       Property and equipment, net                         1,927,148     1,666,205
       Equipment on Lease, net                             4,096,483     3,721,894
       Investment in sales-type leases, net long term      2,140,099
       Goodwill and other intangible assets, net          24,231,852    23,851,195
       Investments                                           150,000       150,000
       Other assets                                          191,395       184,352
                                                         -----------   -----------
 Total assets                                            $62,964,600   $50,336,972
                                                         -----------   -----------
                                                         -----------   -----------
          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
       Accounts Payable                                  $12,151,163   $ 2,683,076
       Accrued Expenses                                    4,726,765     2,746,796
       Line of Credit                                      3,256,060     5,446,674
       Notes Payable, current                                 33,514        33,523
       Notes Payable, related parties                        905,960
       Unearned Revenue                                    3,381,291     1,528,543
                                                         -----------   -----------
Total Current Liabilities                                 24,454,753    12,438,612

Other Long Term liabiities                                   137,155       121,053

Stockholders' equity
       Preferred Stock $.001 par value;
          2,000,000 share authorized, no shares issued
        and outstanding
       Common Stock, $.001 par value:
          20,000,000 shares authorized,
              9,391,493 shares issued and outstanding;         9,392         9,392
       Additional paid-in capital, less treasury stock    34,237,745    34,235,620
       Retained Earnings                                   4,125,555     3,532,295
                                                         -----------   -----------
       Total Stockholders' equity                         38,372,692    37,777,307
                                                         -----------   -----------
Total liabilities and stockholders' equity               $62,964,600   $50,336,972
                                                         ===========   ===========


The accompanying notes are an integral part of these consolidated financial statements.

DUNN COMPUTER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Six Months Ended
                                                                 April 30,
                                                       --------------------------
                                                           1998          1999
                                                       -----------    -----------
OPERATING ACTIVITIES:
Net Income/(Loss)                                      $   821,080    $  (593,259)
Adjustments to reconcile net income/(loss)to
     net cash used in operating activities:
     Depreciation and amortization,
         Property and equipment                            202,374      1,304,003
         Amortization of goodwill                             --          362,547
     Changes in operating assets and liabilities
         Accounts Receivable                             5,752,023      6,393,212
         Inventory                                       2,486,137      3,121,643
         Prepaid expenses                                 (565,810)        90,915
         Accounts Payable                               (8,212,382)    (9,468,084)
         Accrued Expenses                                   16,602     (1,979,970)
         Income tax payable                                 83,790           --
         Unearned Revenue                                    9,081     (1,852,748)
         Investment in sales-type leases                                2,949,490
                                                       -----------    -----------
Net cash provided by operating activities                  592,895        327,749

INVESTING ACTIVITIES:
Purchase of property and equipment                         (28,519)      (650,363)
                                                       -----------    -----------
Net cash used in investing activities                      (28,519)      (650,363)

FINANCING ACTIVITIES:
Purchase of Treasury Stock                                (535,000)        (2,125)
Payments on notes payable                                  (42,926)      (922,052)
Payments on Line of Credit                                              2,190,613
                                                       -----------    -----------
Net cash provided by (used in) financing activities       (577,926)     1,266,436

Net increase (decrease) in cash and cash equivalents       (13,550)       943,822

Cash and cash equivalents at beginning of period           341,966           --
                                                       -----------    -----------
Cash and cash equivalents at end of period             $   328,416    $   943,822
                                                       ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest Paid                                          $    51,999        188,683
                                                       ===========    ===========

Income taxes paid                                      $   660,033
                                                       ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

DUNN COMPUTER CORPORATION
NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The consolidated financial statements for the three month and six month periods ended April 30, 1998 and 1999 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K of Dunn Computer Corporation (the "Company") which includes consolidated financial statements and notes thereto for the years ended October 31, 1998 and 1999.

2. Acquisition-related liabilities

During fiscal year 1998, the Company recorded $1,376,000 of acquisition-related liabilities in connection with the IDP acquisition. These liabilities were recorded after certain actions had been identified, quantified and approved by management of the Company having the authority to commit the Company to the plan. Those certain actions included warehouse, sales, marketing and administrative functions, eliminating duplicative jobs and expanding space in the Company's office space in Virginia. The Company vacated the production and warehouse space in the Gaithersburg facility in June 1998 and fully vacated by May 1999. During the first and second quarters of 1999, approximately $201,000 and $212,000 were charged against the liability, respectively. The remaining liability at April 30, 1999 is approximately $730,000.

3. Recent pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Comprehensive Income", which is required to be adopted in the year ended October 31, 1998 consolidated financial statements. SFAS 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in the financial statements and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the Statement of Stockholders' Equity. The Company will be required to restate earlier periods provided for comparative purposes, but doesn't believe that the adoption of SFAS 130 will be material to the Company's financial statements.

In February 1997, the Financial Accounting Standards Board issued Statement of Finanical Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information", which is required to be adopted in the fiscal years beginning after December 15, 1997. SFAS 131 changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to stockholders. SFAS 131 supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of Business Enterprise." The Company adopted SFAS 131 on November 1, 1998. The adoption did not have a material impact on the disclosure for segment information on the financial statements.

In February 1998, the Finanical Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 ("SFAS 132"), "Employers' Disclosures about Pensions and Other Postretirement Benefits", which is required to be adopted for companies with fiscal years beginning after December 15, 1997. SFAS 132 amends Statements of Financial Accounting Standards No. 87 "Employers' Accounting for Pensions," No. 88 " Employers' Accounting for Settlements and Curtailments of Defined Benefits" and No. 106 "Employers' Accounting for Postretirement Benefits Other than Pensions, by revising employers' disclosures about pension and to the postretirement benefit plans SFAS 132 doesn't change the measurement or recognition of those plans. The disclosure requirements of SFAS 132 will not have a material impact on the Company's consolidated financial position or results of operations.

In March 1998, AcSEC issued Statement of Position 98-1 ("SOP 98-1), Accounting for the Costs of Computer Software Developed For or Obtained for Internal Use". SOP 98-1 is effective for fiscal years beginning after December 15, 1998. SOP 98-1 will require the capitalization of certain costs incurred after the date of adoption in connection with developing software for internal use. The Company currently expenses such costs incurred. The Company has not yet assessed what the impact of SOP 98-1 will be on the Company's future earnings or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS RESULTS OF OPERATIONS

Net revenues for the quarter ended April 30, 1999 were $9,440,804 as compared to $6,352,969 for the quarter ended April 30, 1998, an increase of 48.6%. In the quarter ended April 30, 1999, revenues from consulting products and services increased by $1.1 million. Lease revenue increased by $837,000 and the balance of the increase was a result of sales to the US Air Force.

Net revenues for the six months ended April 30, 1998 were $21,152,424 compared to $16,782,138 for the six months ended April 30, 1997. The 26.0% increase was a result of the increase in revenue from the sales of consulting products and services, increased lease revenue, and sales to the US Air Force.

Gross margin increased from 20.7% for the quarter ended April 30, 1998 to 28.1% for the quarter ended April 30, 1999. The increase can be attributed to the increase in consulting revenue and lease revenue. Gross margins commonly fluctuate from quarter to quarter. For the six months ended April 30, gross margin was 22.4% in fiscal 1998, as compared to 22.1% in fiscal 1999.

For the quarter ended April 30, 1999 selling and marketing expenses increased from $476,438 in fiscal 1998 to $617,630 in fiscal 1999. The increase is attributable to increases in the Company's personnel, advertising costs, and the acquisition of International Data Products, Inc. ("IDP"). For the six months ended April 30, selling and marketing increased from $1,028,318 in fiscal 1997 to $1,368,517 in fiscal 1998. As a percentage of revenue, selling and marketing expense increased from 6.1% for the six months ended April 30, 1998 to 6.5% for the six months ended April 30, 1999. The increase was a result of the Company's expansion of its marketing and sales personel and additional expenditures in advertising.

General and administrative expense increased from $593,144 for the quarter ended April 30, 1998 to $1,786,668 for the quarter ended April 30, 1999. The increase can be attributed to increases in personnel, stockholders' relations, amortization of goodwill and the acquisition of International Data Products. For the six months ended April 30, 1999 general and administrative expense increased from $1,340,234 (7.9% of revenue) in fiscal 1998 to $3,433,582 (11.5% of revenue) in fiscal 1999 because of the increases to personel, stockholders' relations, and amortization of goodwill and other operating expenses associated with the acquisition of IDP. The management believes certain G&A cost associated with the acqusition of IDP will not reoccur in future periods.

Other expenses increased from ($38,248) in the quarter ended April 30, 1998 to $118,841 for the quarter ended April 30, 1999. For the six months ended April 30, other expense increased from $34,580 in fiscal 1998 to $330,011 in fiscal 1999. For the quarter ended April 30, 1998 and for the six months ended April 30, 1998 the effective tax rate was 38.5% and 37.9%, respectively, of taxable income. Net income decreased from an income $132,373 in the second quarter of 1998 compared to a net loss of $45,586 in the second quarter of 1999. Net income for the first six months decreased from an income of $821,080 in fiscal 1998 to a loss of $593,260 in fiscal 1999 as a result of the above factors.


LIQUIDITY AND CAPITAL RESOURCES

                  For the fiscal quarter ended April 30, 1999 Dunn Computer Corporation ("Dunn") generated $327,749 in its operations. Dunn generated cash $6,393,212 and $3,121,643 respectively from the collection of accounts receivable and sale of inventory. The operating loss of $45,586 the payment of accounts payable of $9,468,084, and the reduction of $1,979,470 of accrued expenses were the principal use of funds.
                   Other significant financing activities were provided by Dunn's bank line of credit with First Union Bank (formerly Signet
         Bank). The line of credit expires on June 1, 2002 and currently bears interest at LIBOR plus 2.25%. As of April 30, 1999, Dunn had no outstanding balance on the line of credit.

                  Dunn's subsidiary, IDP has borrowing agreements with Deutsche Financial Services for an aggregate available credit of $25.0 million, of which $15.0 million is secured by IDP's inventory and $10.0 million is secured by IDP's accounts receivable. Each of these facilities bears an annual interest rate of prime. Under the inventory financing facility, IDP normally receives 30 days free of interest when purchases are made from distributors, and 45 days free of interest when purchases are made from manufacturers. Under the accounts receivable financing facility, IDP can borrow against up to 85% of eligible receivables and is subject to various financial covenants. There is no formal expiration date on these facilities, although it is subject to annual re-evaluation. As of April 30, 1999 IDP had $5.4 million outstanding on this line of credit. Dunn is a guarantor of this credit facility. As of December 31, 1999, IDP had notes payable to related parties of $1.1 million bearing annual interest at rates ranging from 8.0% to 11.0% and are payable upon demand. The Company paid off these notes as part of the settlement with George and Oscar Fuster.
                  On April 30, 1999, Dunn had working capital of $8.3 million. The Company believes the bank facilities, together with cash on hand and the cash generated from operations, will provide sufficient financial resources to finance the current operations of the Company through fiscal 1999.

                  Recently, national attention has focused on the potential problems and costs resulting from computer programs being written using two digits rather than four to define the applicable year. Any computer programs that have date-sensitive software may recognize a date using "00" as the year

         1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. While the Company believes that its internal software applications and the software in the systems it sells are Year 2000 compliant, there can be no assurance until the year 2000 that all systems will function adequately. Further, if the software applications of others on whose services the Company depends are not Year 2000 compliant, such noncompliance could have a material adverse effect on the Company. The Year 2000 problem can be corrected either through software programming or by posting the application to a client/server network. The Company believes with its technical services and its client/server hardware product line, it provides Year 2000 solutions.
                   In response to the Year 2000 problem and the associated risks, the Company has developed a comprehensive compliance program to evaluate, address and remedy the date related problems with respect to the Company's internal systems, third party relationships, and Company products and services. The compliance program is managed by the Company's Director of Engineering, and is tailored after the guidance promulgated by the General Accounting Office (GAO) in their publication, Year 2000 Computing Crisis: An Assessment Guide and by the Department of the Navy Year 2000 Action Plan.
                  The Company has adopted the following five-phase approach that was endorsed by the GAO and recognized by the U.S. Congress:

                  AWARENESS PHASE. The Company's management is familiarized with the scope of the Year 2000 impact, the problem is defined, compliance standards are established and an overall strategy is developed. A Year 2000 program team is formed to organize and implement the Company's Year 2000 compliance program.
                  ASSESSMENT PHASE. The Year 2000 team determines the impact on the Company's systems, tools, products and contracts. The team creates an inventory and evaluation of systems that support the core business sectors. Third party service providers are contacted concerning their compliance with the Year 2000 problem with regard to the products and services they provide. The team then prioritizes the conversion or replacement of existing systems that are confirmed to be Year 2000 non-compliant.
                  RENOVATION PHASE. The Year 2000 program team rectifies the problems discovered in the assessment phase by modifying or replacing systems that are Year 2000 non-compliant.
                  VALIDATION PHASE. The renovated or replaced systems, applications and databases are tested and certified as Year 2000 compliant.
                  IMPLEMENTATION PHASE. The renovated or replaced systems are fully implemented and extensive testing is performed to insure coordination with other systems and databases. Backup and recovery plans are put in place.
                  The Company anticipates that it will have all internal Year 2000 solutions in place by July 1, 1999. Internal solutions include information technology systems such as local and wide area network systems and non-IT systems such as embedded micro-controllers within facility, security, telephone and others systems. The Company is assessing the status of third parties with which it has a material relationship. Third parties include vendors and suppliers of essential hardware, software and services and Company customers who may fund Year 2000 compliance efforts in lieu of contracting services to the Company. The Company is assessing the status of its products and Year 2000-related services. The Company has tested all products sold via the GSA schedule and, based on such tests, we believe to be Year 2000 compliant. Other products developed and sold by the Company are being tested for Year 2000 compliance. The Company also performs Year 2000-related services for both government and industry and is assessing the potential risk to the Company of performing these services and is taking action to mitigate these risks as they are identified.
                  CONTINGENCY PLANS The Company currently is developing contingency plans. The Company anticipates that its internal systems will be Year 2000 compliant by July 1,1999. The status of third parties with which the Company has a material relationship and the Companies products and services are being assessed. The Company will continue to develop contingency plans as required to mitigate the effects of delays, if any, in internal systems compliance, third party business interruption, non-compliant Company products and risks associated with providing Year 2000-related services.

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.



PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On December 18, 1998, the Office of the United States Attorney for the District of Maryland, Northern Division (the "U.S. Attorney"), informed the Company that it was of the view that a civil False Claims Act violation was assessable against certain parties, including IDP, Georger and Oscar Fuster (the former principal owners of IDP) and the Company involving allegations of fraudulent misrepresentations by the Fusters in IDP's 1994 application for participation in the Section 8(a) program administered by the SBA. On February 26, 1999, the Company and the other parties entered into a settlement agreement with respect to this matter with the U.S. Attorney pursuant to which the matter was settled without determination of liability against or monetary payment by the Company.

By letter dated April 15, 1998, a competitor of the Company asserted that IDP is bound by a settlement agreement entered into in connection with the litigation, calling for payments to the competitor of 1.8% of the first 250 million of IDP's gross sales under the Desktop V contract. IDP and the Company dispute this claim. On June 1, 1998, the Company filed a Complaint for Declaratory Judgment in the U.S. District Court of the Eastern District of Virginia seeking a declaration that DDI is not entitled to receive payments under the settlement agreement. The defendant counter-claimed against the Company claiming it did not breach the settlement agreement and was entitled to the payments in this case. In a jury trial, the jury awarded DDI $1,500.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
Exhibit 11.1: Statement of computation of earnings per share.
Exhibit 27: Financial Data Schedule.

(b) Reports on Form 8-K
None

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Dunn Computer Corporation
                                   (Registrant)
Date   June 15, 1999       By:  /s/ John D. Vazzana
---------------------  -------------------------------------------
                                      John D. Vazzana,
                                  Executive Vice-President,
                                   Chief Financial Officer
                              (Principal Accounting Officer and
                                   Duly Authorized Officer)