Form 10-Q
period 1999-07-31
DUNN COMPUTER CORP /VA/
filed 1999-09-14
CIK 1058027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended July 31, 1999
          OR

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

             Yes  X      No______.
          As of June 1, 1999 there were 9,341,493 shares of the registrant's common stock outstanding.
          This quarterly report on Form 10-Q contains 14 pages, of which this is page 1.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DUNN COMPUTER CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                     Three Months Ended               Nine Months Ended
                                          July 31,                        July 31,
                                 --------------------------      --------------------------
                                    1998            1999           1998            1999
                                 ---------        ---------      ----------      ----------
Net Revenue                    $ 28,821,249    $  7,255,482    $ 45,603,387    $ 28,407,906
Costs of revenue                 23,218,733       6,905,927      36,243,401      23,381,954
                               ------------    ------------    ------------    ------------
Gross profit                      5,602,516         349,555       9,359,986       5,025,952

Selling and marketing               820,496         377,206       1,848,814       1,745,723
General and administrative        3,007,704       2,657,241       4,347,938       6,090,823
Amortization of goodwill               --           193,249            --           555,796
Impairment of Goodwill                           20,638,187                      20,638,187
                               ------------    ------------    ------------    ------------
Income from operations            1,774,316     (23,516,328)      3,163,234     (24,004,577)

Other income (expense)                5,104        (166,237)        (29,476)       (126,735)
Interest income                        --              --              --              --
Interest expense                   (216,567)       (185,803)       (249,296)       (555,316)
                               ------------    ------------    ------------    ------------
Net income (loss)                 1,562,853     (23,868,368)      2,884,462     (24,686,628)
Before income taxes

Provision for (benefit from)
Income taxes                        593,550       1,012,350       1,094,079       1,237,350
                               ------------    ------------    ------------    ------------
Net income (loss)                   969,303     (22,856,018)      1,790,383     (23,449,278)


Basic earnings per share       $       0.19           (2.56)   $       0.35           (2.62)

Diluted earnings per share     $       0.17           (2.56)   $       0.31           (2.62)




The accompanying notes are an integral part of these consolidated statements.

DUNN COMPUTER CORPORATION
CONSOLIDATED BALANCE SHEET

                                                           October 31,      July 31,
                                                              1998           1999
                                                           ----------     ----------
                    ASSETS

 Current assets
    Cash and cash equivalents                                    --     $    686,096
    Accounts receivable, net                               16,792,889      9,276,502
      Employee and Stockholder Advances                        71,287          7,794
    Inventory, net                                         10,928,736      6,873,664
      Investment in sales-type lease, net current             959,243        149,852
      Deferred Tax Asset                                      630,000      1,867,350
      Income Tax Receivable                                   597,325           --
      Prepaid Expenses and other current assets               248,143        599,719
                                                           ----------     ----------
 Total current assets                                      30,227,623     19,460,977

       Property and equipment, net                          1,927,148      1,482,557
       Equipment on Lease, net                              4,096,483      3,344,175
       Investment in sales-type leases, net long term       2,140,099           --
       Goodwill and other intangible assets, net           24,231,852      3,671,991
       Investments                                            150,000        150,000
       Other assets                                           191,395        127,685
                                                           ----------     ----------
 Total assets                                            $ 62,964,600   $ 28,237,385
                                                           ----------     ----------
                                                           ----------     ----------

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
       Accounts Payable                                  $ 12,151,163   $  3,701,903
       Accrued Expenses                                     4,726,765      1,899,968
       Line of Credit                                       3,256,060      7,054,465
       Notes Payable, current                                  33,514          7,669
       Notes Payable, related parties                         905,960           --
       Unearned Revenue                                     3,381,291        671,464
                                                           ----------     ----------
Total Current Liabilities                                  24,454,753     13,335,469

Other Long Term liabiities                                    137,155           --

Stockholders' equity
       Preferred Stock $.001 par value;
          2,000,000 share authorized, no shares issued
          and outstanding
       Common Stock, $.001 par value:
          20,000,000 shares authorized,
          9,391,493 shares issued and outstanding;              9,392          9,392
       Additional paid-in capital, less treasury stock     34,237,745     34,235,620
       Retained Earnings                                    4,125,555    (19,343,096)
                                                           ----------     ----------
     Total Stockholders' equity                            38,372,692     14,901,916
                                                           ----------     ----------
Total liabilities and stockholders' equity               $ 62,964,600   $ 28,237,385
                                                           ----------     ----------
                                                           ----------     ----------

The accompanying notes are an integral part of these consolidated financial statements.

 DUNN COMPUTER CORPORATION
 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Nine Months Ended
                                                                 July 31,
                                                       ----------------------------
                                                            1998           1999
                                                       ------------    ------------
OPERATING ACTIVITIES:
Net Income/(Loss)                                      $  1,790,383     (23,449,278)
Adjustments to reconcile net income/(loss)to
     net cash used in operating activities:
     Depreciation and amortization,
         Property and equipment                             279,908       1,958,147
         Amortization of goodwill                           162,985         477,450
    Provision for Income Tax benefit                                     (1,237,350)
    Impairment of Goodwill                                               20,638,187
     Changes in operating assets and liabilities
         Accounts Receivable                              4,843,306       8,177,205
         Inventory                                       10,613,750       4,055,073
         Prepaid expenses                                (1,580,394)       (351,576)
         Accounts Payable                               (12,983,345)     (8,449,260)
         Accrued Expenses                                  (718,470)     (2,826,797)
         Income tax payable                                 462,491            --
         Unearned Revenue                                  (231,084)     (2,709,827)
         Investment in sales-type leases                                  2,949,490
         Other assets                                                        63,710
                                                       ------------    ------------
Net cash provided by operating activities                 2,639,538        (704,826)

INVESTING ACTIVITIES:
Purchase of property and equipment                         (807,746)       (684,398)
Purchase of IDP, net of cash aquired                    (20,560,021)       (652,000)
                                                       ------------    ------------
Net cash used in investing activities                   (21,367,767)     (1,336,398)

FINANCING ACTIVITIES:
Purchase of Treasury Stock                                 (533,250)         (2,125)
Payments on notes payable                               (12,297,708)       (931,805)
Proceeds from Line of Credit                                   --         3,798,405
Payments on Capital Lease                                  (108,285)           --
Proceeds from issuance of Common Stock                   32,664,253            --
Other Long Term Liabilities                                                (137,155)
                                                       ------------    ------------
Net cash provided by (used in) financing activities      19,725,010       2,727,320

Net increase (decrease) in cash and cash equivalents        996,781         686,096

Cash and cash equivalents at beginning of period            341,966            --
                                                       ------------    ------------
Cash and cash equivalents at end of period             $  1,338,747    $    686,096
                                                       ------------    ------------
                                                       ------------    ------------

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest Paid                                          $    319,258    $    185,803
                                                       ------------    ------------
                                                       ------------    ------------

Income taxes paid                                      $    855,033
                                                       ------------    ------------
                                                       ------------    ------------

The accompanying notes are an integral part of these consolidated financial statements.

DUNN COMPUTER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

The consolidated financial statements for the three month and nine month periods ended July 31, 1998 and 1999 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K of Dunn Computer Corporation (the "Company") which includes consolidated financial statements and notes thereto for the years ended October 31, 1998 and 1997.

2.   Impairment of Long-Lived Assets

Statement of Finanical Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires that long-lived assets and certain identifable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may net be recoverable. In May 1999, the U.S. Air Force determined not to exercise the remaining option buying period years for all vendors participating in the contract. Furthermore, in August 1999, the Small Business Administration (SBA) ruled that the U.S. Air Force must terminate the contract for the convenience of the government. This contract was a significant component of the IDP acquisition. The Company had anticipated that the contract would have generated future revenues of approximately $65 million had all option years been renew. The termination of this contract impairs the recoverability of the goodwill associated with the purchase. In addition, the Company believes that this termination adversely impacts that its ability to attract future business opportunities with the IDP name and reputation. Furthermore, the Company intends to focus on consulting service opportunities. In accordance with SFAS 121, the Company has performed an analysis of the goodwill and has determined that the fair value of the remaining IDP goodwill is approximately $1.1 million. Therefore, the Company has recorded an impairment charge of approximately $20 million for the quarter ending July 31, 1999.

3.   Acquisition-related liabilities

During fiscal year 1998, the Company recorded $1,376,000 of acquisition-related liabilities in connection with the IDP acquisition. These liabilities were recorded after certain actions had been identified, quantified and approved by management of the Company having the authority to commit the Company to the plan. Those certain actions included warehouse, sales, marketing and administrative functions, eliminating duplicative jobs and fully vacating the IDP office and facility space in May 1999. During the first, second and third quarters of 1999, cost of approximately $201,000, $212,000 and $576,000 were charged against the liability, respectively. The remaining liability at July 31, 1999 is approximately $200,000.

4.   Contingencies

In November 1998, a former employee of the Company (who had previously been an employee and stockholder of STMS) filed a demand for arbitration with the American Arbitration Association, alleging a breach of his employment agreement with the Company and seeking "in excess of $2,350,000" in damages from the Company. The Company filed an answer denying the former employee's allegations and a counterclaim for the former employee's breach of the employment and for conversion of certain of the Company's property. In September 1999, an arbitration was rendered against the Company in the approximate amount of $1.6 million related the the alleged breach of the aforementioned employment contract. The Company plans to aggressively pursue all available avenues to challenge the award and, as such, the Company has not recorded any amount relating to this matter in the accompanying consolidated financial statements.

5.   Recent pronouncements

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

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Comprehensive Income", which is required to be adopted in the year ended October 31, 1999 consolidated financial statements. SFAS 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in the financial statements and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the Statement of Stockholders' Equity. The Company will be required to restate earlier periods provided for comparative purposes, but doesn't believe that the adoption of SFAS 130 will be material to the Company's financial statements.

In February 1998, the Finanical Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 ("SFAS 132"), "Employers' Disclosures about Pensions and Other Postretirement Benefits", which is required to be adopted for companies with fiscal years beginning after December 15, 1997. SFAS 132 amends Statements of Financial Accounting Standards No. 87 "Employers' Accounting for Pensions," No. 88 " Employers' Accounting for Settlements and Curtailments of Defined Benefits" and No. 106 "Employers' Accounting for Postretirement Benefits Other than Pensions, by revising employers' disclosures about pension and other postretirement benefit plans SFAS 132 doesn't change the measurement or recognition of those plans. The disclosure requirements of SFAS 132 will not have a material impact on the Company's consolidated financial position or results of operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net revenues for the quarter ended July 31, 1999 were $7,255,482 as compared to $28,821,249 for the quarter ended July 31,1998, a decrease of 74.8%. Net revenues for the nine months ended July 31, 1999 were $28,407,906 compared to $45,603,387 for the nine months ended July 31, 1998. The decrease revenues is primarily due to the termination of the buying period under the Desktop V contract with the U.S. Air Force. This contract was awarded in May 1997 for a one year base period with four one-year options (a three year buying period and a two year warranty and spare part purchasing period). In May 1999, the U.S. Air Force determined not to exercise any of the remaining buying period option years. 1998 and 1999 revenues related to this contract were approximately $35 million and $2 million, respectively. On August 31 1999, the Small Business Administration ruled that the U.S. Air Force must terminate-for-convenience the IDP Desktop V contract. Under a termination-for-convenience, the U.S. Air Force is required to negotiate a settlement with the Company for costs associated with the termination. The proceeds from the termination will reduce future operating costs.

Included in the cost of revenue is an inventory reserve charge of approximately $900,000. The Company has performed an inventory reserve analysis and believes that the charge was necessary in order to properly state certain inventory assets at their net realizable value. The Company believes that this is a nonrecurring adjustment. Excluding this adjustment, gross margin, as a percentage of sales, decreased from 19.4% for the quarter ended July 31, 1998 to 17.1% for the quarter ended July 31, 1999. The decrease in gross margin reflects the competitive environment in the computer hardware business over the last year. Note that gross margin from the Company's consulting services business have been continually increasing over the last year. The increase in the service margin mitigates declining margins from the hardware business. Accordingly, the Company will continue to develop and expand their consulting services organization as the Company has experienced significant growth in this business. For the quarter ended July 31, 1999, service revenue represented approximately 40% of total net revenue. The Company believes this trend will continue.

For the quarter ended July 31, selling and marketing expenses decreased from $820,496 in fiscal 1998 to $377,206 in fiscal 1999. The decrease is attributable to elimation of expensive marketing programs as well as a signification reduction in the sales workforce.

General and administrative expenses decreased from $3,007,704 for the quarter ended July 31, 1998 to $2,657,241 for the quarter ended July 31, 1999. The decrease can be attributed to a significant reduction in workforce, centralization of the facilities and workplace and implementation of stronger cost and expense controls. Dunn Computer Corporation will continue to benefit from these cost controls into the fourth quarter. For the nine months ended July 31, general and administrative expense increased from $4,347,938 in fiscal 1998 to $6,090,823 in fiscal 1999. This increase is attributable to duplicate job functions as well as two facilities in operation during the previous quarters. Note that these duplicate functions were eliminated through workforce reductions in the third quarter. In addition, the Maryland facility was fully vacated in May 1999.

In accordance with FAS 121, the Company recorded a goodwill impairment charge of approximately $20 million related to the purchase of IDP. The Company believes that the goodwill is impaired due to the termination of the Desktop V contract with the U.S. Air Force which resulted in a significant revenue decrease for 1999. The Company had anticipated that the contract would have generated future revenues of approximately $65 million had all option years been renewed. Given the significance of this contract, its termination impairs the goodwill associated with the purchase of IDP. Furthermore, the Company believes that this termination adversely impacts their adversely impacts their ability to attract future business opportunities from the IDP name and reputation. Therefore, the Company has properly recorded the impairment in accordance with generally accepted accounting principles.

Net income decreased from an income $969,303 in the third quarter 1998 to a net loss of $22,856,018 in the third quarter of 1999. Net income for the first nine months of 1998 decreased from an income of $1,790,383 to a loss of $23,449,278 as a result of the factors mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended July 31, 1999 the Company incurred a loss of $704,826 from its operating activities. The Company generated cash $8,177,205 and $4,055,073 respectively from the collection of accounts receivable and sale of inventory. The operating loss of $23,449,278 the payment of accounts payable of $8,449,260, and the reduction of $2,826,797 of accrued expenses and a decrease in unearned revenue of $2,709,827 were the principal use of funds.

Other significant financing activities were provided by Company's bank line of credit with First Union Bank (formerly Signet Bank). The $15 million line of credit expires on June 1, 2002 and currently bears interest at Libor plus 2.25%. As of July 31, 1999, the Company's outstanding balance on the line of credit is $2,300,000. Dunn Computer Corporation has not met the financial covenants of this line as of July 31, 1999 but is in the process of obtaining a waiver from First Union.

The Company's subsidiary, IDP has borrowing agreements with Deutsche Financial Services for an aggregate of $25.0 million, of which $15.0 million is secured by IDP's inventory and $10.0 million is secured by IDP's accounts receivable. Each of these facilities bears an annual interest rate of prime. Under the inventory financing facility, IDP normally receives 30 days free of interest when purchases are made from distributors and 45 days free of interest when purchases are made from manufacturers. Under the accounts receivable financing facility, IDP can borrow against up to 85% of eligible receivables and is subject to various financial covenants. As of July 31, 1999 IDP had $4.7 million outstanding on its line of credit. Dunn is a guarantor of this credit facility. Dunn Computer Corporation intends to terminate this facility and consolidate the line of credit with the First Union facility mentioned above.

On July 31, 1999, the Company had working capital of $6.1 million. The Company believes the bank facilities, together with cash on hand and the cash generated from operations will provide sufficient financial resources to finance the current operations of the Company through fiscal 1999.

YEAR 2000 DISCLOSURE

OVERVIEW

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

IMPLEMENTATION PHASE. The renovated or replaced systems are fully implemented and extensive testing is performed to insure coordination with other systems and databases. Backup and recovery plans are put in place. The Company believes all internal Year 2000 solutions are in place. Internal solutions include information technology systems such as local and wide area network systems and non-IT systems such as embedded micro-controllers within facility, security, telephone and others systems. The Company is assessing the status of third parties with which it has a material relationship. Third parties include vendors and suppliers of essential hardware, software and services and Company customers who may fund Year 2000 compliance efforts in lieu of contracting services to the Company. The Company is assessing the status of its products and Year 2000-related services. All products sold via the GSA schedule are Year 2000 compliant. Other products developed and sold by the Company are being assessed for Year 2000 compliance. The Company also performs Year 2000-related services for both government and industry and is assessing the potential risk to the Company of performing these services and is taking action to mitigate these risks as they are identified.

CONTINGENCY PLANS. The Company is finalizing its contingency plans. The Company believes that its internal systems will be Year 2000 compliant. The status of third parties with which the Company has a material relationship and the Companies products and services are being assessed. The Company will continue to develop contingency plans as required to mitigate the effects of delays, if any, in internal systems compliance, third party business interruption, non-compliant Company products and risks associated with providing Year 2000-related services.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In November 1998, a former employee of the Company (who had previously been an employee and stockholder of STMS) filed a demand for arbitration with the American Arbitration Assciation, alleging a breach of his employment agreement with the company and seeking "in excess of $2,350,000" in damages from the Company. The Company filed an answer denying the former employee's allegations and a counterclaim for this former employee's breach of the employment and for conversion of certain of the Company's property. In September 1999, an arbitration was rendered against the Company in the amount of approximetly $1.6 million related to the alleged breach of an employment contract of a former executive. The Company believes this award is without merit and plans to agreesively pursue all available avenues to challenge the award.

In May 1999, a former contract teaming partner has filed a demand for arbitration with the American Arbitration Association, alleging breach of a certain contract agreement with the Company. The issue relates to disputed commissions due to the former teaming partner. The former teaming partner is seeking damages of approximately $186,000. The Company is aggressively defending this claim. The matter is currently in arbitration. The Company has properly accrued this potential liability in the consolidated financial statements.

In May 1997, the U.S. Air Force awarded a contract to IDP. Dynamic Decisions, Inc. (DDI), a competitor for this contract, protested the contract award to the Small Business Administration (SBA), which protest was denied. DDI filed suit against the SBA and Air Force seeking review of the award decision. IDP intervened in the litigation and the litigation was subsequently settled. Based on the terms of the settlement, IDP agreed to pay DDI 1.8% of the first $250 million of IDP's gross sales under the contract. On June 1, 1998, the Company filed a Complaint for Declaratory Judgment in U.S. District Court for the Eastern District of Virginia seeking declaration that DDI is not entitled to receive payments under the settlement agreement. This filing is based on the Company's position that DDI breached the settlement agreement. DDI has counter-claimed against the Company denying it breached the settlement agreement. The U.S. District Court has ruled in the DDI's favor awarding damages of $1,500. DDI is currently appealing this decision. The Company is aggressively pursuing all avenues of defense against this appeal.

In a separate matter, on August 31, 1999, the SBA denied the appeal and ruled that the U.S. Air Force must terminate-for-convenience the Desktop V contract. As previously disclosed, on July 31, 1998 the Company received notice from the SBA that it was denying the request of the U.S. Air Force to waive the requirement to terminated IDP's Desktop V contract for the convience of the Government. Under a termination-for-convenience, the government shall reimburse the Company for all costs incurred in the performance of the contract. The Company expects to recover form the government a portion or all of unreimbursed costs. Prior to this ruling, the U.S. Air Force determined not to exercise any of the remaining option years under the Desktop V contract on May 1, 1999.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
Exhibit 11.1: Statement of computation of earnings per share.
Exhibit 27: Financial Data Schedule.

(b) Reports on Form 8-K
None


SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Dunn Computer Corporation
                                   (Registrant)

Date   Septemer 14, 1999    By:  /s/ Kevin M. Murphy
                               ---------------------
                                     Kevin M. Murphy
                                 Chief Accounting Officer
                            (Principal Accounting Officer and
                                 Duly Authorized Officer)

COMPUTATION OF EARNINGS PER SHARE

                                         Three Months Ended           Nine Months Ended
                                              July 31,                     July 31,
                                     -------------------------    -------------------------
                                        1998          1999           1998          1999
                                     -----------   -----------    -----------   -----------
NUMERATOR:

  Net Income (loss)                  $   969,303   (22,856,018)     1,790,383   (23,449,278)

Denominator:
 Demonimator for basic earnings
 Per share-weighted-average shares     5,100,000     8,941,493      5,100,000     8,941,493
Effect of diluted securities:
 Employee stock options                  693,811                      693,811
 Warrants                                 57,143                       57,143
                                     -----------   -----------    -----------   -----------
Dilutive potental common shares          750,954                      750,954
 Denominator for diluted earnings
   Per share-adjusted,
   Weighted-average shares and
   Assumed conversions                 5,850,954     8,941,493      5,850,954     8,941,493
                                     -----------   -----------    -----------   -----------
Basic earnings per share             $      0.19         (2.56)          0.35         (2.62)
                                     -----------   -----------    -----------   -----------
Diluted earnings per share           $      0.17         (2.56)          0.31         (2.62)
                                     -----------   -----------    -----------   -----------
                                     -----------   -----------    -----------   -----------