Form 10-K
period 1999-10-31
DUNN COMPUTER CORP /VA/
filed 2000-02-16
CIK 1058027

   AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON FEBRUARY 15, 2000
                                                        REGISTRATION NO. 2-87197
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 AND 15(D) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: OCTOBER 31, 1999      COMMISSION FILE NUMBER: 0-24015

                            ------------------------

                           DUNN COMPUTER CORPORATION

             (Exact Name of Registrant as Specified in its Charter)


                  VIRGINIA                                      54-1890464
        (State or Other Jurisdiction                         (I.R.S. Employer
      of Incorporation or Organization)                   Identification Number)
              1306 SQUIRE COURT
              DULLES, VIRGINIA                                     20166
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

                            ------------------------

                                (Title of class)

    Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

    Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting and non-voting common equity held by non-affiliates computed at $2.63 per share, the closing price of the Common Stock on January 31, 2000, was $16,933,384.

    The number of shares of the issuer's Common Stock outstanding as of January 31, 2000 was 9,419,509.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain information called for by Part III of the Form 10-K will either be filed with the Commission under Regulation 14A under the Securities Exchange Act of 1934, as amended or by amendment to this Form 10-K, in either case on or before February 28, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

    Certain statements contained in this Annual Report regarding matters that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, changes in component costs, the U.S. Government's available funding for information technology purchases, the actions of competitors, the Company's ability to retain its existing contracts and to procure additional contracts or other selling vehicles and general economic conditions. These risks and others are discussed in more detail in context throughout this document. The Company disclaims any intent or obligation to update any forward-looking statement.

                               TABLE OF CONTENTS

                                     PART I

Item 1.    Business....................................................  p. 2
Item 2.    Properties..................................................  p. 8
Item 3.    Legal Proceedings...........................................  p. 8
Item 4.    Submission of Matters to a Vote of Security Holders.........  p. 9

                                   PART II

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters.........................................  p. 10
Item 6.    Selected Financial Data.....................................  p. 11
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................  p. 12
Item 7A.   Quantitative and Qualitative Disclosures About Market
           Risk........................................................  p. 16
Item 8.    Financial Statements and Supplementary Data.................  p. 16
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................  p. 16

                                   PART III

Item 10.   Directors and Executive Officers of the Registrant..........
Item 11.   Executive Compensation......................................
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................
Item 13.   Certain Relationships and Related Transactions..............
(Part III information is incorporated by reference to portions of the
Company's definitive Proxy Statement to be filed pursuant to Regulation
14A)

                                   PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
           8-K.........................................................  p. 17

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Dunn Computer Corporation (together with its wholly-owned subsidiaries, the "Company" or "Dunn") manufactures custom computer systems and provides related services to departments, agencies and offices of the federal government (the "Government") and selected businesses. The Company provides its customers with single-source solutions by manufacturing its own brand of desktop and portable computers and high performance network client servers and offering services, which include network consulting, project implementation, and technical support. The Company currently derives revenues from hardware sales to the Government and to medium and large businesses. The Company sells its products and services to more than 300 customers, including entities within the Department of Defense, Administrative Office of the U.S. Courts, Lockheed Martin Corporation, Blue Cross and Blue Shield Association and the District of Columbia Government.

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

In fiscal year 1999, the Company recorded a significant Goodwill impairment charge of approximately $21 million associated with the IDP acquisition. This was the result of the Company's loss of a significant contract with the U.S. Air Force which was terminated for the convenience of the government during fiscal 1999. At acquisition date, the Company anticipated revenues from this contract to be approximately $100 million had all option years been exercised. The Company determined that the loss of this contract significantly impaired its ability to recover the Goodwill associated with the purchase. Accordingly, the Company recorded the Goodwill impairment charge. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    The Company seeks to establish itself as a leading provider of network solutions to both the government and commercial markets. One of the key elements of this strategy is integrating the Company's hardware and network services into a total solution for its Government customers. In the commercial market, management plans to leverage the Company's customer relationships developed through sales of its network services to expand sales of its hardware products.

PRODUCTS AND SERVICES

    COMPUTER HARDWARE PRODUCTS

    DESKTOPS: The Company manufactures a high performance line of Pentium II and Pentium III based desktop computers that may be used on a standalone basis or as part of a network. These systems are based on Intel motherboards to guarantee high reliability and are "wired for management" to allow these desktops, when connected to the network, to be monitored and controlled, by the network. This technology helps ensure that desktops connected to a network are properly configured and consistently operating the same level of software.

    SERVERS:  The Company markets a single, dual or quad processor version of
the Intel Pentium III and Zeon processor based systems.   These servers are
designed to give the customer the highest level of performance and reliability available in the market today. Based on Intel motherboards, these systems when installed in conjunction with Dunn's desktops provide the "wired for management" technology to ensure high availability and consistently configured systems on the network. The Company believes that the server market offers opportunities for higher profit margins compared to other sectors in the industry. With the ever increasing popularity of the Internet, the server market represents a significant growth sector for the Company. Additionally, servers sales complement the Company's services business due to the complexity of server installation and maintenance.

    LAPTOPS: The Company assembles, on a brand name basis, a state-of-the-art line of Laptops. These Laptops are produced in our Puerto Rico facility.

    NETWORKING HARDWARE & SOFTWARE: The Company integrates, installs, and maintains major brand networking hardware and software. The Company has partnerships with companies like Network Associates, Inc (NAI), Cisco Systems, Inc (Cisco Systems) and Marconi, Inc.

    ORIGINAL EQUIPMENT MANUFACTURE (OEM): The Company manufactures, on an OEM basis, hardware products for major network solutions providers.

    TECHNICAL SERVICES

    The Company provides network design, implementation, and support services for wide-area and local-area networks. These services are provided to commercial, federal government and state/local government clients in two methods: Project-based and staffing-based engagements.

    PROJECT-BASED ENGAGEMENTS: The Company provides network analysis, design, and implementation services primarily in the form of short-term (less than three months) projects. Specific completion criteria are achieved and deliverables submitted to signify the end of the project. These network-engineering services are performed for a fixed-fee upon completion or on an hourly labor basis at the pre-negotiated price and estimated levels of effort.

    Specific project-based services that the Company performs include network design, systems implementation, integration, network security, software migrations, and messaging system implementation. The Company strives to maintain expertise in specific areas and technologies rather than be generalists in all IT areas. By maintaining a focus, the Company can provide highly skilled professionals and services that leverage our experience for maximum benefit to the client. Project management is the key component of the Company's strategy and success in project-based engagements.

    STAFF AUGMENTATION: The Company provides network support services to our clients in the form of fixed-rate hourly engineering services. Contracts with commercial and Government clients typically range from one month to one year in length. Staffing services consist of placing one or more network engineers, user support technicians, or programmers on-site with a client. These professionals perform work as a "virtual" employee for the client and typically work under the direction and changing needs of the client's management. We provide skilled technical professionals to our customers, along with technical support from our vendor partners such as Microsoft, Novell, Cisco, and Network Associates.

    Dunn's success in this area is achieved largely due to contract renewals and increasing staffing requirements from existing customers. The market for staffing is consistently increasing as customers try to focus on their core business and contract Dunn to handle their IT support requirements.

GOVERNMENT CONTRACTS

    In fiscal 1999, Dunn derived approximately 65% of its revenues from sales of hardware and services to the Government pursuant to contracts with the General Services Administration (GSA) or other agency-specific contracts. Most of these contracts are leasing of equipment, blanket purchase agreement ("BPA") or "indefinite delivery, indefinite quantity" ("IDIQ") contracts. Government contracts, by their terms, generally can be terminated at anytime, without cause for the convenience of the Government. If a Government contract is so terminated, the contractor generally is entitled to receive compensation for the services provided or certain costs incurred at the time of termination and a reasonable profit on the contract work performed prior to the date of termination. In addition, all Government contracts require compliance with various contract provisions and procurement regulations and in certain cases, accounting and audit requirements. If not cured, certain violations of these regulations could result in the termination of the contract, imposition of fines, and suspension or debarment from competing for or receiving awards of additional Government contracts. Exclusion of the Company from federal procurements, the termination of any of the Company's significant Government contracts or the imposition of such penalties could have a material adverse effect on the Company.

    Substantially all of the Company's Government customers purchase equipment and services from the Company on a long-term contract basis. By contrast, most of the commercial customers purchase equipment and services by means of task and open purchase orders.

    DESKTOP V CONTRACT. Initially awarded to IDP, this contract was not renewed in May 1999 and was officially terminated for the convenience of the Government on October 8, 1999. The Company is currently negotiating a settlement with the Government for recovery of certain costs incurred to support the contract. A settlement proposal has been submitted to the Government, however, no agreement has been reached as of January 31, 2000. The Company cannot estimate any potential settlement amounts at this time.

    Set forth below is a description of some of the Company's more significant contracts as of October 31, 1999.

    GSA CONTRACT. The Company has a multiple award schedule contract with GSA (the "GSA" Contract). The Company's GSA contract was awarded in April 1996 and is valid through March 31, 2002. GSA contracts enable Government IT purchasers to acquire all of their requirements from a particular vendor and largely limits the competition to selected vendors holding GSA contracts. For fiscal year 1999, the Company's GSA contract had sales of $5.9 million, which accounted for approximately 8.5% of the Company's revenues.

    IT-21 CONTRACT. In January 1998, IDP was awarded a contract by the Fleet & Industrial Supply Center, Norfolk Philadelphia Detachment for the IT-21 program at the CINCLANTFLT Norfolk, VA. This contract is a five-year equipment lease program in which the Company provides a full spectrum of IT products and services to the CINCLANTFLT headquarters. A unique aspect of this program is its "Technology Refresh" feature in which the Company periodically updates the installed equipment to the latest technology at no incremental cost to the Government. The leased equipment includes servers, workstations, desktops, hubs, switches and printers. On-site sparing and 4-hour response time are also part of the contract requirements. The contract to date total revenue is $4.5 million.

    PRSTARNET CONTRACT. After several protest delays, the Company was awarded a contract with the Puerto Rican Government on January 5, 2000. The Company was selected as one of several vendors to supply the Puerto Rican school systems with laptop computers. The terms of the contract require the Company to deliver approximately 11,000 computers to the Puerto Rican school system by August 2000. The Company anticipates that this contract will generate approximately $16 million in revenues for fiscal year 2000.

    This contract represents Phase I of the Puerto Rican Government's plan to increase the technological education in their school system. The Company will bid on Phase II during fiscal 2000, which will supply the school system with desktop computers for all students. The Company cannot predict the outcome of its bid proposal.

COMMERCIAL CONTRACTS

    In fiscal year 1999, Dunn derived approximately 30% of its revenues from sales of hardware and services to the commercial marketplace. The Company's commercial customer base consists of several Fortune 500 companies as well as certain small local commercial customers. The Company anticipates continuing to further increase its commercial customer base in the upcoming fiscal year. The Company has been successful in developing and maintaining key partnerships with industry leading companies such as Microsoft, Cisco, Sun and Network Associates. These partnerships will enable the Company to further diversify its product mix and attract high quality customers.

MANUFACTURING AND PRODUCTION

    The Company's production capacity is 100,000 units per year in the existing Sterling County facility on a three-shift basis. The Company also leases an approximately 34,000 square-foot facility in Guayama, Puerto Rico, which is used for manufacturing, technical support, and personal computer board level repair. The Guayama facility is ISO 9002 certified, and has the capability to manufacture 200,000 systems per year.

COMPETITION AND MARKETING

    The markets for the Company's products and services are highly competitive. Many of the Company's competitors offer broader product lines, have substantially greater financial, technical, marketing and other resources than the Company and may benefit from component volume purchasing and product and process technology license arrangements that are more favorable in terms of pricing and availability than the Company's arrangements. The Company also competes with a large number of computer systems integrators, resellers and IT services companies. The Company believes that it is likely that these competitive conditions will continue in the future. There can be no assurance that the Company will continue to compete successfully against existing or new competitors that may enter markets in which the Company operates.

    FEDERAL GOVERNMENT MARKET. The Information Technology Reform Act (the "ITRA") which took effect on August 8, 1996 has had a profound effect on the way Government procures computers and related products and services. The most sweeping changes were (1) the repeal of the Brooks Act that had granted sole authority for purchasing IT to the GSA and, (2) the change in the GSA Schedule from a single-year small purchase contracting program to a multi-year, IDIQ contract with no limit on the value of purchases. Prior to the new legislation, the GSA was responsible for overseeing all IT purchases as well as assuring fair and open competition. The new legislation has expanded Dunn's ability to market and sell its products to Government users directly through its GSA contract and BPA's awarded under the GSA schedule. The Company continues to make marketing and sales efforts to take advantage of these changes in the federal market.

    Since the passage of the ITRA, the Government has increased the amount of information products acquired through the GSA Schedule. Although Dunn believes it has benefited from this reform, the emergence of the GSA Schedule as a significant procurement vehicle has also enabled traditional mass-market commercial computer companies to be more responsive to Government requirements. The Company currently competes with national commercial computer manufacturers such as Dell Computer Corporation ("Dell") and Gateway 2000, Inc. ("Gateway") for a portion of the Government market.

    There has been a consolidation in the industry as a result of acquisitions and the failure of many firms. The competition for computer sales has settled into a small group of competitors comprised of manufacturers and systems integrators. The Company believes that the Government's selection criteria for vendor selection consists of price, quality, familiarity with the vendor, and size and financial capability of the vendor.

    The following companies are significant competitors of the Company in the Government market:

COMPANY                                                   TYPE
-------                                                   ----
Dell.............................................  Manufacturer
Gateway..........................................  Manufacturer
Micron Technology, Inc. ("Micron")...............  Manufacturer
Government Technology Services, Inc..............  Systems Integrator
Compaq...........................................  Manufacturer

    COMMERCIAL MARKET

    The microcomputer products industry is highly competitive. Pricing is very aggressive in the industry and the Company expects pricing pressures to continue to intensify. The microcomputer products industry is also characterized by rapid changes in technology and consumer preferences, short product life cycles and evolving industry standards.

    The commercial market for IT services is a highly fragmented market served by thousands of small value-added resellers. These companies typically service a small geographic area and resell national brand computer and/or network hardware. The Company believes its technical services can compete effectively in the local market because it provides engineering services in conjunction with products from its strategic partners; e.g., Network Associates, Inc., Cisco, Microsoft, Marconi, Sun and Intel. The Company believes that its ability to integrate the computer hardware (Dunn brand or any other) and networking products provides its technical services group a competitive advantage.

    Microcomputers are marketed through several distribution channels including direct marketing, traditional microcomputer retailers, computer superstores, consumer electronic and office supply superstores and other resellers. There are many manufacturers of microcomputers; substantially all of which have greater financial, marketing and technological resources than the Company. The Company competes with manufacturers such as Compaq, Dell, Gateway, IBM and Packard Bell NEC, Inc. The principal elements of competition are product reliability and quality, customization, price, customer service, technical support, IT services and product availability. There can be no assurance that the Company will in the future be able to compete effectively against existing competitors, especially companies who have historically focused their energies on the commercial market.

    MARKETING

    The Company markets to select commercial accounts and a wide array of Government organizations including agencies within the Department of Defense, civilian agencies and the judicial branch of the Government. The Company also views the commercial market as an increasingly important part of its business. The Company uses an in-house sales force and program managers to market its products and services. Although Dunn markets nationally, the Company's marketing efforts are concentrated in the Washington, D.C. metropolitan area and in the state of Florida. Sales were made primarily to target commercial accounts. In light of the company's pursuit of new commercial business and the new procurement legislation, which gives different Government users the ability to purchase directly from vendors, the Company believes that marketing is becoming increasingly important to its Government as well as to its commercial business.

    The Company strives to build a strong relationship with its customers. The Company believes that a key to building customer loyalty is a team of knowledgeable and responsive account executives and technical and support staff. The Company assigns each customer a trained account executive, to whom subsequent calls to the Company will be directed. The Company believes that these strong one-on-one relationships improve the likelihood that the customer may consider the Company for future purchases. Product support technicians are available 24 hours per day, seven days a week. The Company intends to continue to provide its customers with products and technical services that offer the customer the best value.

    The Company uses electronic commerce technologies and believes that both the Government and commercial customers will continue to expand the utilization of these technologies. Internet and on-line computer services are being used by the Government and commercial accounts to advertise opportunities, reference vendor information and in some cases make actual purchases. The Company maintains a web site on the Internet wherein its GSA catalogue and products can be referenced. In addition, the Company provides the capability for customers to download updated software and drivers that become available. The Company believes that its targeted customer base will have a greater acceptance of these interactive services because its customers tend to have a greater familiarity with technology products and services.

SUPPLIERS

    The Company devotes significant resources to establishing and maintaining relationships with its suppliers. The Company, where possible, purchases directly from component manufacturers such as Intel, Microsoft, Hitachi-Nissei Sanyo America, Ltd., Cisco and Chicony Corp. The Company also purchases multiple products directly from large national and regional distributors such as TechData Corporation, Ingram Micro Incorporated, Decision Support Systems Incorporated, Wyle Electronics and Bell Micro.

    Suppliers provide the Company with incentives in the form of discounts, rebates, credits, and cooperative advertising and market development funds. In accordance with the terms of certain of the Company's Government contracts, the Company provides periodic reporting of pertinent supplier contract terms and conditions to contracting officials. As a product reseller, the Company must continue to obtain products at competitive prices from leading suppliers in order to provide competitively priced products for its customers. In the event the Company is unable to purchase components from these suppliers, the Company has alternative suppliers it can rely upon. The Company believes its relationships with its key suppliers to be good and believes that generally there are multiple sources of supply available should the need arise.

INVENTORY

    Dunn has traditionally and will continue to purchase inventory to fill orders received from our customers. The Company minimizes their inventory held for warranty purposes and does not purchase inventory for speculative purposes.

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

EMPLOYEES

    As of October 31, 1999, the Company employed 110 persons. Of such persons, 1 was employed in an executive capacity, 13 in sales and marketing, 19 in administrative capacities, 30 in technical services and 47 in operations. As of January 21, 2000 the Company employed 102 persons. None of Dunn's employees are covered by a collective bargaining agreement. Dunn considers its relationships with its employees to be good.

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

AVAILABLE INFORMATION

    The Company is subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and in accordance therewith, files annual and quarterly reports on Forms 10-K and 10-Q, proxy statements and other information with the Securities and Exchange Commission (the "Commission"). The public may read and copy any such materials filed with the Commission at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. In addition, the Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, such as the Company, that file such materials electronically with the Commission. The Commission's Internet address is http:\\www.sec.gov.

ITEM 2. DESCRIPTION OF PROPERTY

    The Company leases an approximately 35,000 square foot facility in Sterling, Virginia which is used primarily for manufacturing and administrative services. The lease expires in October 2004. During fiscal 1999, C&T Partnership, an entity comprised of Thomas Dunne, the Company's President, and his wife Claudia Dunne, the Company's Vice President, sold the facility and assigned the lease to a third party building management company.

    The Company also leases a 20,000 square-foot facility in Guayama, Puerto Rico, which is used for manufacturing, technical support, and personal computer board level repair. The Company believes that its current facilities are adequate for its existing needs and that additional suitable space will be available as required.

ITEM 3. LEGAL PROCEEDINGS

    By letter dated April 15, 1998, DDI, a competitor of IDP, asserted that IDP is bound by a settlement agreement entered into in connection with certain litigation, calling for payments to the competitor of 1.8% of the first
$250 million of IDP's gross sales under the Desktop V contract. IDP and the Company dispute this claim. On June 1, 1998, the Company filed a Complaint for Declaratory Judgment in the U.S.

District Court of the Eastern District of Virginia seeking a declaration that DDI is not entitled to receive payments under the settlement agreement. The defendant counter-claimed against the Company claiming it did not breach the settlement agreement and is entitled to the payments. These matters were litigated and on February 26, 1999, DDI was awarded $1,500 in satisfaction of its claim. DDI has filed an appeal of the judgment. While the Company believes that it has a meritorious claim for declaratory judgment and meritorious defenses to the counter-claim, there can be no assurance that the Company will be successful in this litigation and, if the appeals court rules against the Company, it may be required to pay a percentage of its past revenue under the Desktop V contract to the defendant.

    On July 31, 1998, the Company received notice from the SBA that it was denying the request of the U.S. Air Force to waive the requirement to terminate IDP's Desktop V contract for the convenience of the Government upon the change in control of IDP to the Company. The Company appealed the denial of the SBA to the SBA's Office of Hearings and Appeals. On August 31, 1999, the SBA denied the appeal and ruled that the U.S. Air Force must terminate-for-convenience the Desktop V contract. Under a termination-for-convenience, the government is required generally to reimburse a contractor for all costs incurred in the performance of the contract. The Company is in the process of attempting to recover from the government a portion or all of unreimbursed costs associated with the Desktop V Contract. Prior to this ruling by the SBA, the U.S. Air Force determined not to exercise any of the remaining option years under the Desktop V contract on May 1, 1999.

    In November 1998, a former employee of the Company filed a demand for arbitration with the American Arbitration Association, alleging a breach of his employment agreement with the Company and seeking in excess of $2,350,000 in damages from the Company. The Company filed an answer denying the claimant's allegations and stating a counterclaim against the former officer for breach of the employment agreement and for conversion of certain of the Company's property. In a Final Arbitration Award dated August 27, 1999, the arbitrator found in favor of the former employee on certain of the issues presented at the arbitration and awarded the former employee in excess of $1.6 million in damages and attorneys' fees. On December 10, 1999, the Fairfax County Circuit Court denied the Company's motion to vacate the award and confirmed the award. The Company has filed a writ with the Virginia Supreme Court seeking an appeal of the Circuit Court's ruling.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

    Prior to the quotation of the Company's Common Stock beginning on April 22, 1997, there was no established trading market for the Company's common stock. The Company's Common Stock is traded in the over-the-counter market and prices are quoted on The Nasdaq National Market under the symbol DNCC. The following table sets forth the high and low selling prices as reported by The Nasdaq National Market for the fiscal quarter indicated. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                                    1998
                                                             -------------------
                                                               HIGH       LOW
                                                             --------   --------
First Quarter..............................................  $ 10.50     $6.625
Second Quarter.............................................  $10.375     $8.188
Third Quarter..............................................  $ 9.938     $7.483
Fourth Quarter.............................................  $  4.75     $1.938

                                                                    1999
                                                             -------------------
                                                               HIGH       LOW
                                                             --------   --------
First Quarter..............................................  $  6.28     $2.781
Second Quarter.............................................  $  4.94     $2.031
Third Quarter..............................................  $  2.75     $ 1.97
Fourth Quarter.............................................  $  2.41     $1.031

    On January 31, 2000 the closing price of the Company's Common Stock as reported by The Nasdaq National Market was $2.63 per share. There were approximately 1,500 shareholders of the Common Stock of the Company as of such date.

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

ITEM 6. SELECTED FINANCIAL DATA

                   DUNN SELECTED CONSOLIDATED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

    The following selected consolidated financial data of Dunn should be read in conjunction with the consolidated financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations". The consolidated statement of operations data set forth below with respect to the fiscal years ended October 31, 1997, 1998 and 1999 and the consolidated balance sheet data as of October 31, 1998 and 1999 is derived from and is referenced to the audited consolidated financial statements of Dunn included elsewhere in this Annual Report on Form 10-K. The consolidated statement of income data set forth below with respect to the fiscal years ended October 31, 1995 and 1996 and the consolidated balance sheet data as of October 31, 1995, 1996 and 1997 is derived from audited consolidated financial statements of Dunn not included in this annual report.

                                                                YEAR ENDED OCTOBER 31,
                                                 ----------------------------------------------------
                                                   1995       1996     1997(2)    1998(3)      1999
                                                 --------   --------   --------   --------   --------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net revenues...................................   $7,491    $18,099    $21,766    $66,888    $ 34,475
Costs of revenues..............................    6,046     14,103     17,549     54,969      27,981
Gross profit...................................    1,445      3,996      4,217     11,919       6,494
Selling, general and administrative............      966      1,972      2,198      9,983      37,749
Income (loss) from operations..................      479      2,024      2,019      1,936     (31,255)
Other income (expense).........................        8         (9)        98       (270)     (2,911)
Net income (loss) before income taxes..........      487      2,015      2,117      1,666     (34,166)
Provision for (benefit from) income taxes......      244        776        795        686        (559)
Net income (loss)..............................   $  243    $ 1,239    $ 1,322    $   980    $(33,607)
Earnings (loss) per share(1)...................   $ 0.06    $  0.31    $  0.29    $  0.14    $  (3.57)
Earning (loss) per share assuming
  dilution(1)..................................   $ 0.06    $  0.31    $  0.28    $  0.13    $  (3.57)
Weighted average shares outstanding(1).........    4,000      4,000      4,552      7,231       9,404
Weighted average shares outstanding assuming
  dilution(1)..................................    4,000      4,000      4,679      7,492       9,404

                                                                    AT OCTOBER 31,
                                                 ----------------------------------------------------
                                                   1995       1996       1997       1998       1999
                                                 --------   --------   --------   --------   --------
CONSOLIDATED BALANCE SHEET DATA:
Working capital................................   $  512    $ 1,722    $ 4,339    $ 5,773    $ (1,422)
Total assets...................................    3,647      5,275     18,703     62,965      22,287
Long-term debt.................................                             75         51       2,845
Total liabilities..............................    3,047      3,335     10,465     24,592      17,470
Stockholders' equity...........................      600      1,939      8,238     38,373       4,817

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

OVERVIEW OF FISCAL 1999

    In fiscal year 1999, the Company experienced a significant change in its financial results as compared to fiscal year 1998 as discussed below.

TERMINATION OF A SIGNIFICANT CONTRACT

    In May 1999, the U.S. Air Force determined not to exercise the remaining option years under the "Desktop V" (DTV) contract and therefore terminated the contract for all participating vendors. Initially awarded to IDP, the DTV contract was the Company's largest contract. Management believed at the date of the IDP acquisition, the contract would be renewed by the government through fiscal year 2003 and would generate over $100 million in revenues during that time. As a result of the termination of this contract, the recoverability of the Company's goodwill associated with the IDP acquisition was significantly impaired. Accordingly, management recorded an impairment charge of approximately $21 million during 1999.

    Additionally, the Small Business Administration (SBA) ruled that the U.S. Air Force must terminate the contract for the convenience of the government. Under a termination for convenience, the government shall reimburse the Company for all costs incurred in the performance of the contract. The Company is currently negotiating a settlement with the government and has submitted its reimbursement proposal. As of January 31, 2000, no settlement agreement has been reached. The Company cannot anticipate the amount of the settlement, if any, at this time.

    Under the terms of the DTV contract, the Company was required to maintain certain inventory spares for warranty purposes. Due to the termination of the contract, a considerable amount of these spares became obsolete. Accordingly, the Company recorded an inventory charge during fiscal 1999 of approximately
$2 million relating to these items. The Company is seeking reimbursement of such items in the settlement with the government.

ARBITRATION AWARD

    In November 1998, a former employee of the Company (who had been an employee and stockholder of STMS) filed a demand for arbitration with the American Arbitration Association, alleging breach of his employment agreement with the Company and sought "in excess of $2,350,000" in damages from the Company. During fiscal 1999, the arbitration hearing was conducted resulting in a judgment in favor of the former employee for approximately $1.7 million. Of the $1.7 million, approximately $400,000 related to lost wages and benefits for the two remaining years under the agreement. The balance of the award, $1.3 million, represented the proceeds from stock options (fair market value less grant price) had the employee exercised all 550,000 options in November 1998. The options were granted to the former employee in September 1997 in conjunction with the STMS acquisition and had a three year vesting period. Under the judgment, the vesting period was accelerated so that the former employee became fully vested as of October 31, 1998. The calculation of the proceeds was based on the fair market value of $6.50, which was the highest selling price of the DNCC stock on the NASDAQ during the month of November 1998. Although the Company is actively pursuing a settlement with the former employee, management has properly accrued for the entire award amount in fiscal 1999.

DELAY OF A CONTRACT AWARD

    In January 1999, the Company was one of several vendors to be awarded a contract to supply laptops to the Puerto Rican government. The contract was protested and hence delayed due to negotiations between the government and vendors in order to resolve the protest issues. The protest was ultimately resolved and the Company was re-awarded the contract in January 2000. During that 12-month delay period, management determined to continue operations at the Company's Puerto Rican facility in anticipation of the contract. Accordingly, the Company incurred significant costs to maintain the facility which resulted in an operating loss for the Puerto Rican subsidiary for fiscal 1999.

CHANGES IN FEDERAL CONTRACTS

    In fiscal year 1999, the Company's revenues from computer sales to the federal government were adversely affected due to changes in procurement policies. The changes in the policies included: (1) decentralization of purchasing decisions outside of the Washington DC area, where Dunn has its most significant sales coverage; (2) the ability of computer manufacturers (i.e. Dell, Compaq) to sell directly to the federal government; (3) a continual decline in PC prices throughout 1999 which resulted in the Company not participating in certain government proposals for which adequate margins could not be achieved. The Company believes that this trend will continue in future periods. As such, the Company will focus its efforts on repeat federal government business as well as maintaining relationships with its current government customers which may provide additional opportunities within the federal market.

INCREASES IN MEMORY PRICES

    Memory chip prices increased dramatically in late 1999. This resulted in the Company's decision to hold and/or delay shipments until memory prices subsided and each transaction remained profitable. However, in certain circumstances, the Company reduced its gross profit margin on certain sales in order to meet contractual requirements and accommodate the increasing price of memory. It should be noted that the increase in memory prices have significantly subsided subsequent to October 31, 1999.

    The Company has taken the appropriate actions to avoid and/or mitigate its exposure to these types of factors in future years. These actions include greater saturation in the commercial markets, diversification of its product mix and developing partnerships with key commercial organizations within the industry. While the Company is confident that approach will mitigate its exposure, there can be no assurance that the Company will be successful with the implementation of these actions or that the profit levels from these actions will increase.

RESULTS OF OPERATIONS

    The following table sets forth for the fiscal years ended October 31, 1995, 1996, 1997, 1998 and 1999, certain income and expense items of Dunn as a percentage of net revenues.

                                               1995       1996       1997       1998       1999
                                             --------   --------   --------   --------   --------
Net Revenues...............................  100.00%    100.00%    100.00%    100.00%    100.00%
Costs of revenues..........................   80.71%     77.92%     80.63%     82.18%     81.16%
Gross profit...............................   19.29%     22.08%     19.37%     17.82%     18.84%
Selling, general and administrative........   12.90%     10.90%     10.10%     14.92%    109.50%
Income (loss) from operations..............    6.39%     11.18%      9.27%      2.90%    -90.66%
Other income (expense).....................    0.11%     -0.05%      0.45%     -0.40%     -8.44%
Net income (loss) before income taxes......    6.50%     11.13%      9.72%      2.50%    -99.10%
Provision for (benefit from) income
  taxes....................................    3.26%      4.28%      3.65%      1.03%     -1.62%
Net income (loss)..........................    3.24%      6.85%      6.07%      1.47%    -97.48%

FISCAL YEAR ENDED OCTOBER 31, 1999 COMPARED TO FISCAL YEAR ENDED OCTOBER 31,
  1998

    Net revenues of Dunn for fiscal year ended October 31, 1999 ("fiscal 1999") decreased approximately 48% to $34.5 million from $66.9 million for fiscal year ended October 31, 1998 ("fiscal 1998"). This decrease was primarily due to loss of the DTV contract with the U.S. Air Force. The Company anticipated that this contract would generate revenues of approximately $65 million for fiscal years 1999, 2000 and 2001. Fiscal year 1998 and 1999 revenues under this contract were approximately $18 million and $3 million, respectively.

    Gross profit of Dunn for fiscal 1999 decreased by approximately 46% to $6.5 million from $11.9 million. This decrease is in proportion with the decrease in net revenues. Gross profit as a percentage of net revenues during the same periods slightly increased to 18.8% from 17.8%. The gross profit percentage increase is a direct result of greater proportion of higher-margin sales of services.

    Selling and marketing expense of Dunn decreased for fiscal 1999 by 37% to $2.3 million from $3.7 million for fiscal 1998. During fiscal 1999, the Company consolidated its sales and marketing departments with that of IDP which resulted in an overall decrease of expenses.

    General and administrative expense of Dunn for fiscal 1999 increased 171% to $14.1 million from $5.2 million for fiscal 1998. As a percentage of net revenues, general and administrative expense increased to 41% for fiscal 1999 from 7.8% for fiscal 1998. Dunn incurred significant general and administrative costs during fiscal 1999. These costs were associated with the termination of the DTV contract, the consolidation and integration of the IDP facilities and resources, termination of certain benefit plans, and legal expenses associated with all of these factors. Although the Company considers a majority of the 1999 general and administrative expenses to be nonrecurring, appropriate actions have been taken to significantly reduce general and administrative expenses in future periods.

    Other expense including interest for fiscal 1999 increased to approximately $2,911,000 from approximately $271,000 for fiscal 1998. The increase was primarily due to the accrual of $2 million for the employee arbitration award. In addition, overall interest expense increased as a result of interest expenses required to support the debt assumed with the acquisition of IDP, interest expenses associated with the new debt obtained in 1999, and interest expense associated with certain operating leases. In fiscal 1999, the Company recorded gains on the sale of certain leased assets which reduced the overall other expense. In addition, the Company recorded an income tax benefit of approximately $559,000 in fiscal 1999.

FISCAL YEAR ENDED OCTOBER 31, 1998 COMPARED TO FISCAL YEAR ENDED OCTOBER 31,
  1997

    Net revenues of Dunn for fiscal year ended October 31, 1998 ("fiscal 1998") increased 206% to $66.9 million from $21.8 million for fiscal year ended October 31, 1997 ("fiscal 1997"). This increase was primarily due to additional revenue resulting from the third quarter acquisition of International Data Products, Inc. Net revenues derived from IDP's operations for fiscal 1998 amounted to approximately $40.5 million.

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

LIQUIDITY AND CAPITAL RESOURCES

    In fiscal 1999, Dunn generated approximately $335,000 in cash flow from operations. Dunn generated cash after the net loss from its reduction in accounts receivable of approximately $11.8 million, a reduction of inventories of approximately $5.4 million and a reduction of investment in sales-type leases of approximately $3.1 million. The cash generated was used to reduce accounts payable by $7.3 million. The Company used approximately $2.5 million in its investing activities for the purchase of certain property, equipment and equipment to be leased.

    The Company's financing activities during fiscal 1999 were provided by the Company's bank line of credit with First Union Bank. The line of credit expires on November 30, 2000 and currently bears interest at prime plus 1%. As of January 31, 2000, Dunn had an outstanding balance on the line of credit of $2.3 million and available borrowing capacity of approximately $115,000.

    In fiscal 1999, Dunn's subsidiary, IDP, had borrowing agreements with Deutsche Financial Services (DFS) for an aggregate of $25 million. The outstanding balance as of October 31, 1999 was approximately $4.7 million. Subsequent to year end, the Company executed an agreement terminating the borrowing agreement whereby $3.25 million was repaid to DFS prior to December 31, 1999. Approximately $832,000 of the outstanding balance at December 31, 1999 was converted to a 24 month note accruing interest at the prime rate and the remaining principal of approximately $750,000 was forgiven by DFS.

    As of October 31, 1999, the Company had working capital deficit of $1.4 million. The Company believes the bank facility, together with cash on hand, cash generated from operations, sale of certain lease agreements and significant income tax refunds due will provide sufficient financial resources to finance the current operations of the Company through fiscal 2000.

    Dunn has obligations under its operating lease commitments of approximately $600,000 and obligations under its existing employment contracts of approximately $190,000 for fiscal 2000. In addition, there is an outstanding judgment against Dunn Computer Corporation for approximately $1.7 million.

    The Company expects to generate liquidity in fiscal 2000 through the issuance of preferred stock and through the recovery of income taxes previously paid.

    From time to time, the Company may pursue strategic acquisitions or mergers which may require significant additional capital, additional capital may be required to satisfy unusual or infrequent expenses. In such event, the Company may seek additional financing of debt and/or equity.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

ITEM 8. FINANCIAL STATEMENTS

FINANCIAL STATEMENTS OF DUNN COMPUTER CORPORATION

                                                                PAGE
                                                              --------
Report of Ernst & Young LLP, Independent Auditors...........    F-1

Consolidated Balance Sheets.................................    F-2

Consolidated Statements of Operations.......................    F-3

Consolidated Statements of Stockholders' Equity.............    F-4

Consolidated Statements of Cash Flows.......................    F-5

Notes to the Consolidated Financial Statements..............    F-6

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL ISSUES

    None.

                                    PART III

    The Notice and Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, which is incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G (3) of Form 10-K, will provide the information required under Part III, including Item 10 (directors and executive officers of the Company), Item 11 (Executive Compensation), Item 12 (security ownership of certain beneficial owners and management), and Item 13 (certain relationships and related transactions).

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report

1.  Financial Statements

Dunn Computer Corporation

Report of Ernst & Young LLP, Independent Auditors

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders' Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2.  Financial Statement Schedules

    Schedule II--Valuation and Qualifying Accounts

    Statements not listed above have been omitted because they are not applicable or the information required to be set forth therein is included in the Consolidated Financial Statements or the notes thereto under Item 8.

3.  Exhibits.

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
          2.1           Acquisition Agreement, dated March 9, 1998, by and among
                        Dunn, the Company, George D. Fuster, D. Oscar Fuster, Carol
                        N. Fuster and Wendy E. Fuster (refiling to add index of
                        exhibits and schedules). (Filed as Exhibit 2.1 to the
                        Company's Registration Statement on Form S-1, Amendment No.
                        2, dated April 23, 1998 (File No. 333-47631) and hereby
                        incorporated by reference.)
          2.2           Agreement of Merger, dated as of March 18, 1998, by and
                        among Dunn Merger Corp., a Delaware corporation, Dunn and
                        the Company. (Filed as Exhibit 2.2 to the Company's
                        Registration Statement on Form S-1, Amendment No. 2, dated
                        April 23, 1998 (File No. 333-47631) and hereby incorporated by reference.)
          2.3           Stock Purchase Agreement, dated September 12, 1997, by and among STMS Acquisition Corp., Dunn, STMS, Inc., John
                        Signorello, Timothy McNamee, Steve Salmon and certain other stockholders of Dunn. (Filed as Exhibit 2.3 to Dunn's
                        Current Report on Form 8-K, dated September 12, 1997, filed
                        September 27, 1997 (File No. 0-22263) and hereby
                        incorporated by reference).
          3.1           Articles of Incorporation of the Company, dated February 25,
                        1998, and effective as of February 26, 1998. (Filed as
                        Exhibit 3.1 to the Company's Registration Statement on
                        Form S-1, Amendment No. 1, dated April 23, 1998 (File
                        No. 333-47631) and hereby incorporated by reference.)
          3.2           By-laws of the Company, effective as of March 5, 1998.
                        (Filed as Exhibit 3.2 to the Company's Registration
                        Statement on Form S-1, Amendment No. 2, dated April 23, 1998
                        (File No. 333-47631) and hereby incorporated by reference.)
          4.1           Specimen common stock certificate for the Company. (Filed as
                        Exhibit 4.1 to the Company's Registration Statement on Form
                        S-1, Amendment No. 2, dated April 23, 1998 (File
                        No. 333-47631) and hereby incorporated by reference.)

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
         10.1           GSA Schedule (Filed as Exhibit 10.2 to Dunn's Registration
                        Statement on Form SB-2, Amendment 1, dated March 14, 1997
                        (File No. 333-19635) and hereby incorporated by reference).
         10.2           Agreement, dated November 21, 1995, by and between GCH
                        Systems, Inc. and Dunn regarding Lockheed (Filed as Exhibit
                        10.4 to Dunn's Registration Statement on Form SB-2,
                        Amendment 1, dated March 14, 1997 (File No. 333-19635) and hereby incorporated by reference).
         10.3           Agreement, dated March 25, 1997, by and between Dunn and the
                        Social Security Administration (Filed as Exhibit 10.5 to
                        Dunn's Registration Statement on Form SB-2, Amendment 2,
                        dated April 4, 1997 (File No. 333-19635) and hereby
                        incorporated by reference).
         10.4           Agreement, dated June 12, 1995, by and between Dunn and the
                        Administrative Office of the U.S. Courts (Filed as Exhibit
                        10.6 to Dunn's Registration Statement on Form SB-2,
                        Amendment 2, dated April 4, 1997 (File No. 333-19635) and
                        hereby incorporated by reference).
         10.5           Agreement, dated September 29, 1994, by and between Dunn and the Health Care Finance Administration (Filed as Exhibit
                        10.7 to Dunn's Registration Statement on Form SB-2,
                        Amendment 2, dated April 4, 1997 (File No. 333-19635) and
                        hereby incorporated by reference).
         10.6           Agreement effective September 8, 1997, by and between
                        Virginia Contracting Authority and Dunn (Filed as Exhibit
                        10.6 to Dunn's Form 10-KSB, dated January 30, 1998 (File
                        No. 0-22263) and hereby incorporated by reference).
         10.7           Employment Agreement by and between Dunn and John D. Vazzana
                        (Filed as Exhibit 99.1 to Dunn's Registration Statement on
                        Form SB-2, Amendment 2, dated April 4, 1997 (File No.
                        333-19635) and hereby incorporated by reference).
         10.8           Employment Agreement by and between Dunn and Thomas P. Dunne
                        (Filed as Exhibit 99.2 to Dunn's Registration Statement on
                        Form SB-2, Amendment 2, dated April 4, 1997 (File
                        No. 333-19635) and hereby incorporated by reference).
         10.9           Deed of Lease, dated October 31, 1994, between C&T
                        Partnership and Dunn and addenda thereto (Filed as Exhibit
                        10.9 to Dunn's Form 10-KSB, dated January 30, 1998 (File
                        No. 0-22263) and hereby incorporated by reference).
        10.10           Deed of Lease, dated February 7, 1997, between APA
                        Properties No. 6 L.P. and STMS, Inc. and First Amendment
                        thereto, dated July 23, 1997 (Filed as Exhibit 10.10 to
                        Dunn's Form 10-KSB, dated January 30, 1998 (File
                        No. 0-22263) and hereby incorporated by reference).
        10.11           1997 Stock Option Plan, as amended. (Filed as Exhibit 10.11 to the Company's Registration Statement on Form S-1,
                        Amendment No. 2, dated April 23, 1998 (File No. 333-47631)
                        and hereby incorporated by reference.)
        10.12           General Service Administration Schedule for International
                        Data Products, Corp. (Filed as Exhibit 10.12 to the
                        Company's Registration Statement on Form S-1, Amendment No.
                        2, dated April 23, 1998 (File No. 333-47631) and hereby
                        incorporated by reference.)
        10.13           Agreement, dated May 5, 1997, by and between International
                        Data Products, Corp. and the U.S. Air Force, the Desktop V
                        Contract. (Filed as Exhibit 10.13 to the Company's
                        Registration Statement on Form S-1, Amendment No. 2, dated
                        April 23, 1998 (File No. 333-47631) and hereby incorporated by reference.)
        10.14           Agreement, dated January 6, 1998, by and between
                        International Data Products, Corp. and the Department of the
                        Navy. (Filed as Exhibit 10.14 to the Company's Registration
                        Statement on Form S-1, Amendment No. 2, dated April 23, 1998
                        (File No. 333-47631) and hereby incorporated by reference.)
        10.15           Deed of Lease, dated January 31, 1995, between Northtech
                        Business Park and International Data Products. (Filed as
                        Exhibit 10.15 to the Company's Registration Statement on
                        Form S-1, Amendment No. 2, dated April 23, 1998 (File No.
                        333-47631) and hereby incorporated by reference.)

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
        10.16           Deed of Lease, dated July 15, 1994, between Puerto Rico
                        Industrial Development Company and Puerto Rico Industrial
                        Manufacturing Operations, Corp. (Filed as Exhibit 10.16 to
                        the Company's Registration Statement on Form S-1, Amendment
                        No. 2, dated April 23, 1998 (File No. 333-47631) and hereby incorporated by reference.)
        10.17           Agreement, dated July 11, 1995, by and between International
                        Data Products, Corp. and the Social Security Administration.
                        (Filed as Exhibit 10.17 to the Company's Registration
                        Statement on Form S-1, Amendment No. 2, dated April 23, 1998
                        (File No. 333-47631) and hereby incorporated by reference.)
        10.18           Form of Employment Agreement by and between the Company and each of George D. Fuster and D. Oscar Fuster (refiling to
                        reflect revised form). (Filed as Exhibit 10.18 to the
                        Company's Registration Statement on Form S-1, Amendment
                        No. 2, dated April 23, 1998 (File No. 333-47631) and hereby incorporated by reference.)
        10.19           Consent Agreement by and among Dunn, the Company, Network 1
                        Financial Securities, Inc., a Texas corporation, and Damon
                        Testaverde, William Hunt and Richard Hunt, dated as of April
                        20, 1998. (Filed as Exhibit 10.20 to the Company's
                        Registration Statement on Form S-1, Amendment No. 2, dated
                        April 23, 1998 (File No. 333-47631) and hereby incorporated by reference.)
        10.20           Loan and Security Agreement, dated as of May 28, 1996 by and between Dunn and SIGNET BANK and Amendment Nos. 1, 2 and 3 thereto (Filed as Exhibit 4.2 to Dunn's Form 10-KSB, for the fiscal year ended October 31, 1997 (File No. 0-22263) and
                        hereby incorporated by reference).
        10.21           Amendment No. 4, dated February 28, 1998 to the Loan and
                        Security Agreement by and between Dunn and First Union
                        National Bank, successor by merger to Signet Bank, dated as of May 28, 1996. (Filed as Exhibit 10.23 to the Company's
                        Registration Statement on Form S-1, Amendment No. 2, dated
                        April 23, 1998 (File No. 333-47631) and hereby incorporated by reference.)
        10.22           Employee Stock Purchase Plan.
        10.23           Employment Agreement, Termination Agreement, by and among
                        the Company, George D. Fuster and D. Oscar Fuster, dated as of November 23, 1998.
        10.24           Purchase Price Adjustment Agreement by and among the
                        Company, George D. Fuster and D. Oscar Fuster, dated as of
                        November 23, 1998.
        10.25           Termination agreement, Promissory Note, dated December 29,
                        1999 by and between Dunn and Deutsche Financial Services.
        10.26           Loan and Security Agreement, dated May 27, 1999 by and
                        between Dunn and First Union Commercial Corporation.
        10.27           Modification Agreement, dated February 11, 2000 by and
                        between Dunn and First Union National Bank.
        10.28           PR Starnet Contract, dated January 5, 2000, by and between
                        Dunn and Office of Budget and Management of Puerto Rico.
        *21.1           List of Subsidiaries.
        *23.1           Consent of Ernst & Young LLP, Independent Auditors.
        *23.2           Consent of Ernst & Young LLP, Independent Auditors.
        *27.1           Financial Data Schedule.

------------------------
*   Filed herewith

(b) Reports on Form 8-K

        None

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       DUNN COMPUTER CORPORATION

                                                       By:
                                                            -----------------------------------------
                                                                         Thomas P. Dunne
Date: February 15, 2000                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

    Pursuant to and in accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                        NAME                                      TITLE                    DATE
                        ----                                      -----                    ----
                 /s/ THOMAS P. DUNNE
     -------------------------------------------       President, Chief Executive   February 15, 2000
                   Thomas P. Dunne                       Officer and Director

                /s/ CLAUDIA N. DUNNE
     -------------------------------------------       Vice President and Director  February 15, 2000
                  Claudia N. Dunne

                  /s/ JOHN VAZANNA
     -------------------------------------------       Director                     February 15, 2000
                    John Vazanna

              /s/ VADM E. A. BURKHALTER
     -------------------------------------------       Director                     February 15, 2000
          VADM E. A. Burkhalter USN (Ret.)

                 /s/ DANIEL SINNOTT
     -------------------------------------------       Director                     February 15, 2000
                   Daniel Sinnott

                /s/ BENJAMIN KREIGER
     -------------------------------------------       Director                     February 15, 2000
                  Benjamin Kreiger

                         INDEX TO FINANCIAL STATEMENTS

DUNN COMPUTER CORPORATION (A VIRGINIA CORPORATION)
Report of Ernst & Young LLP, Independent Auditors...........    F-1
Consolidated Balance Sheets as of October 31, 1998 and
  1999......................................................    F-2
Consolidated Statements of Operations for the three years in
  the period ended October 31, 1999.........................    F-3
Consolidated Statements of Stockholders' Equity for the
  three years in the period ended October 31, 1999..........    F-4
Consolidated Statements of Cash Flows for the three years in the period ended
  October 31, 1999..........................................    F-5
Notes to Consolidated Financial Statements..................    F-6

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors
Dunn Computer Corporation

    We have audited the accompanying consolidated balance sheets of Dunn Computer Corporation (a Virginia Corporation) as of October 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the three years in the period ended October 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dunn Computer Corporation as of October 31, 1998 and 1999, and the consolidated results of its operations and its cash flows for the three years in the period ended October 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          /s/ ERNST & YOUNG LLP

February 1, 2000, except for Note 6
    as to which the date is February 11, 2000
McLean, Virginia

                           DUNN COMPUTER CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                                                     OCTOBER 31,
                                                              -------------------------
                                                                 1998          1999
                                                              -----------   -----------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $        --   $   655,450
  Accounts receivable, net of allowance for doubtful
    accounts of $46,000 and $100,000 as of October 31, 1998
    and 1999, respectively..................................   16,675,204     5,063,041
  Employee and stockholder advances.........................       71,287            --
  Other receivables.........................................      117,685            --
  Investment in sales-type leases, net--current portion.....      959,243            --
  Inventory, net............................................   10,928,736     5,497,634
  Deferred tax asset........................................      630,000     1,282,695
  Income tax receivable.....................................      597,325       585,769
  Prepaid expenses and other current assets.................      248,143       118,594
                                                              -----------   -----------
Total current assets........................................   30,227,623    13,203,183

Property and equipment, net.................................    1,927,148     1,323,696
Equipment on lease, net.....................................    4,096,483     3,906,011
Investment in sales-type leases, net--long term portion.....    2,140,099            --
Goodwill and other intangible assets, net...................   24,231,852     3,559,005
Investments.................................................      150,000       150,000
Other assets................................................      191,395       145,121
                                                              -----------   -----------
Total assets................................................  $62,964,600   $22,287,016
                                                              ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $12,151,163   $ 4,822,979
  Accrued expenses..........................................    4,726,765     2,515,653
  Accrued litigation costs..................................           --     2,000,000
  Line of credit............................................    3,256,060     3,790,705
  Notes payable, current portion............................       33,514       324,933
  Notes payable, related parties............................      905,960            --
  Unearned revenue..........................................    3,381,291     1,170,417
                                                              -----------   -----------
Total current liabilities...................................   24,454,753    14,624,687
Notes payable, long-term portion............................       51,265       545,250
Line of credit--long term...................................           --     2,300,000
Other long-term liabilities.................................       85,890            --

Stockholders' equity:
  Preferred stock $.001 par value; 2,000,000 shares
    authorized, no shares issued and outstanding............           --            --
  Common stock, $.001 par value; 20,000,000 shares
    authorized, 9,391,493 and 9,419,509 shares issued and
    outstanding at October 31, 1998 and 1999,
    respectively............................................        9,392         9,420
Additional paid-in capital..................................   37,670,245    37,721,749
Treasury stock, 400,000 shares at October 31, 1998 and 1999,
  respectively..............................................   (3,432,500)   (3,432,500)
Retained earnings...........................................    4,125,555   (29,481,590)
                                                              -----------   -----------
Total stockholders' equity..................................   38,372,692     4,817,079
                                                              -----------   -----------
Total liabilities and stockholders' equity..................  $62,964,600   $22,287,016
                                                              ===========   ===========

                            SEE ACCOMPANYING NOTES.

                           DUNN COMPUTER CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEARS ENDED OCTOBER 31,
                                                        ----------------------------------------
                                                           1997          1998           1999
                                                        -----------   -----------   ------------
Net revenues..........................................  $21,766,465   $66,888,478   $ 34,475,297
Costs of revenues.....................................   17,549,655    54,969,061     27,981,691
                                                        -----------   -----------   ------------
Gross profit..........................................    4,216,810    11,919,417      6,493,606

Selling and marketing.................................      842,281     3,671,765      2,311,091
General and administrative............................    1,332,975     5,201,745     14,112,227
Amortization of goodwill and other intangible
  assets..............................................       22,448       544,687        675,743
Acquisition integration costs.........................           --       564,776             --
Impairment of goodwill................................           --            --     20,649,335
                                                        -----------   -----------   ------------
Income (loss) from operations.........................    2,019,106     1,936,444    (31,254,790)

Other income (expense):
  Interest income.....................................      109,877       104,606         27,998
  Interest expense....................................      (11,813)     (494,504)      (962,004)
  Settlement of litigation............................           --            --     (2,000,000)
  Gain on sale of assets..............................           --            --        193,516
  Other, net..........................................           --       119,375       (170,621)
                                                        -----------   -----------   ------------
Net income (loss) before income taxes.................    2,117,170     1,665,921    (34,165,901)

Provision for (benefit from) income taxes.............      794,870       686,000       (558,756)
                                                        -----------   -----------   ------------
Net income (loss).....................................  $ 1,322,300   $   979,921   $(33,607,145)
                                                        ===========   ===========   ============
Earnings (loss) per share.............................  $      0.29   $      0.14   $      (3.57)
Earnings (loss) per share--assuming dilution..........  $      0.28   $      0.13   $      (3.57)

                            SEE ACCOMPANYING NOTES.

                           DUNN COMPUTER CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                    COMMON STOCK       ADDITIONAL
                                --------------------     PAID-IN      TREASURY       RETAINED
                                 SHARES      AMOUNT      CAPITAL        STOCK        EARNINGS        TOTAL
                                ---------   --------   -----------   -----------   ------------   ------------
Balance at October 31, 1996...  4,000,000    $4,000    $   111,857            --   $  1,823,334   $  1,939,191
  Issuance of common stock,
    net of offering expenses
    of $1,083,336.............  1,000,000     1,000      3,916,664            --             --      3,917,664
  Issuance of stock related to
    acquisition of STMS.......    150,000       150        974,850            --             --        975,000
  Issuance of options related
    to acquisition of STMS,
    recorded at fair value....         --        --         84,000            --             --         84,000
  Net income..................         --        --             --            --      1,322,300      1,322,300
                                ---------    ------    -----------   -----------   ------------   ------------
Balance at October 31, 1997...  5,150,000     5,150      5,087,371            --      3,145,634      8,238,155
  Repurchase of common stock
    originally issued in the
    acquisition of STMS.......         --        --             --      (457,500)            --       (457,500)
  Repurchase of stock option
    originally issued in the
    acquisition of STMS.......         --        --        (75,750)           --             --        (75,750)
  Issuance of common stock,
    net of offering expenses
    of $1,330,229.............  3,491,493     3,492     26,284,374            --             --     26,287,866
  Issuance of stock related to
    acquisitions of IDP and
    PRIMO.....................    750,000       750      6,374,250            --             --      6,375,000
  Return of common stock
    originally issued in the
    acquisitions of IDP and
    PRIMO.....................         --        --             --    (2,975,000)            --     (2,975,000)
  Net income..................         --        --             --            --        979,921        979,921
                                ---------    ------    -----------   -----------   ------------   ------------
Balance at October 31, 1998...  9,391,493     9,392     37,670,245    (3,432,500)     4,125,555     38,372,692
  Issuance of common stock
    under employee stock
    purchase plan.............     28,016        28         51,504            --             --         51,532
Net loss......................         --        --             --            --    (33,607,145)   (33,607,145)
                                ---------    ------    -----------   -----------   ------------   ------------
BALANCE AT OCTOBER 31, 1999...  9,419,509    $9,420    $37,721,749   $(3,432,500)  $(29,481,590)  $  4,817,079
                                =========    ======    ===========   ===========   ============   ============

                            SEE ACCOMPANYING NOTES.

                           DUNN COMPUTER CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEARS ENDED OCTOBER 31,
                                                       -----------------------------------------
                                                          1997           1998           1999
                                                       -----------   ------------   ------------
OPERATING ACTIVITIES
Net income (loss)....................................  $ 1,322,300   $    979,921   $(33,607,145)
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
    Depreciation and amortization of property and
      equipment......................................       46,029      1,139,210      2,779,926
    Amortization of goodwill and other intangibles...       22,448        544,687        675,743
    Impairment of goodwill...........................           --             --     20,649,335
    Gain on sale of assets...........................           --             --       (193,516)
    Changes in operating assets and liabilities:
      Accounts receivable............................   (5,354,279)     2,057,540     11,801,135
      Employee and stockholder advances..............           --         10,234             --
      Income tax receivable..........................           --        316,461         11,556
      Investment in sales-type leases................           --     (3,099,342)     3,099,342
      Inventory......................................   (2,865,750)     7,015,014      5,431,102
      Prepaid expenses and other assets..............      (85,966)        31,480        175,823
      Accounts payable...............................    3,920,267     (9,542,573)    (7,328,184)
      Accrued expenses...............................       51,930        900,886       (211,112)
      Income taxes payable...........................     (519,308)       (13,290)            --
      Deferred tax asset (credit)....................       88,914       (761,714)      (652,695)
      Unearned revenue and other liabilities.........     (110,734)     2,958,384     (2,296,764)
                                                       -----------   ------------   ------------
Net cash provided by (used in) operating
  activities.........................................   (3,484,149)     2,536,898        334,546

INVESTING ACTIVITIES
Purchases of property and equipment..................      (93,389)      (945,794)    (2,532,509)
Acquisitions, net of cash acquired...................     (928,550)   (14,185,021)      (652,231)
Proceeds from sale of assets.........................           --          7,315        740,023
                                                       -----------   ------------   ------------
Net cash used in investing activities................   (1,021,939)   (15,123,500)    (2,444,717)

FINANCING ACTIVITIES
Proceeds from issuance of common stock...............    3,917,664     26,287,866         51,532
Proceeds of loans for purchase of certain assets.....       64,226             --             --
Repurchase of common stock and options...............           --       (533,250)            --
Payments on notes payable............................      (10,551)      (928,980)       (46,248)
Payments on notes payable to related parties.........           --       (587,181)      (905,960)
Proceeds from (repayments on) lines of credit, net...           --    (11,993,819)     3,666,297
Payments on capital leases...........................      (20,949)            --             --
                                                       -----------   ------------   ------------
Net cash provided by financing activities............    3,950,390     12,244,636      2,765,621

Net increase (decrease) in cash and cash
  equivalents........................................     (555,698)      (341,966)       655,450
Cash and cash equivalents at beginning of year.......      897,664        341,966             --
                                                       -----------   ------------   ------------
Cash and cash equivalents at end of year.............  $   341,966   $         --   $    655,450
                                                       ===========   ============   ============

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid........................................  $    11,813   $    494,504   $    962,004
                                                       -----------   ------------   ------------
Income taxes paid....................................  $ 1,323,308   $    525,000   $    223,850
                                                       ===========   ============   ============

                             SEE ACCOMPANYING NOTES

                           DUNN COMPUTER CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        OCTOBER 31, 1997, 1998 AND 1999

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

    On September 12, 1997, Dunn acquired all of the outstanding stock of STMS, Inc. (STMS), a Virginia Corporation.

    On February 26, 1998, Dunn Computer Corporation (the "Company") was incorporated in the Commonwealth of Virginia to become a holding company for Dunn and International Data Products Corp. ("IDP"), as provided for in the Acquisition Agreement. Simultaneous with the Company's formation, the Corporation was renamed Dunn Computer Operating Company, a Virginia Corporation.

    The Acquisition Agreement provided for the acquisition of all of the stock of IDP by the Company and the acquisition of substantially all of the net assets of Puerto Rico Industrial Manufacturing Operations, Corp. ("PRIMO"), an affiliate of IDP, by the Company. Effective May 1, 1998, the Company's acquisitions of IDP and PRIMO were consummated. Each outstanding share of common stock of Dunn was exchanged on a one-for-one basis for a share of common stock of the Company and each outstanding option and warrant of Dunn was converted into an option or warrant, respectively, of the Company on substantially the same terms as applied to each option or warrant of Dunn immediately prior to the merger. Dunn became a wholly-owned subsidiary of the Company. All references in the accompanying consolidated financial statements as to the number of shares of common stock and per-share amounts have been restated to reflect the stock exchanges described above. Also, the Company authorized 2,000,000 shares of preferred stock with rights and preferences to be determined by the Board of Directors at a later date. The Company expects to issue preferred stock in fiscal 2000 to raise equity capital.

    The Company is engaged in the business of selling build-to-order computer systems and related equipment and providing computer training and maintenance service to businesses and government agencies. In addition, the Company provides Information Technology (IT) support and services to certain government and commercial entities. The Company operates in a competitive environment subject to technological change and the emergence of new technologies, although the Company believes that its products and services are, or would be, upgradable to new technologies.

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

                           DUNN COMPUTER CORPORATION

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

INVESTMENTS

    At October 31, 1998 and 1999, investments consisted of shares of common stock of a privately-held internet company, Worldwide Internet Solutions Network, Inc. ("WIZnet"), with a cost basis of approximately $150,000. The Company believes that this carrying amount represents the lower of cost or market. The Company is accounting for this investment using the cost method since the Company's investment represents less than 20% of the privately-held internet company's outstanding stock. The President and Chief Executive Officer of WIZnet is a member of the Company's Board of Directors.

INVENTORY

    Inventory is stated at the lower of cost or market as determined by the first-in first-out (FIFO) method. The Company periodically evaluates its inventory obsolescence reserve to ensure inventory is recorded at net realizable value.

IMPAIRMENT OF LONG-LIVED ASSETS

    Each year, management determines whether any property and equipment or any other assets have been impaired based on the criteria established in Statement of Financial Accounting Standards No. 121 (SFAS 121), ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF. The Company made no adjustments to the carrying values of the assets during the years ended October 31, 1997 and 1998. During fiscal year 1999, management determined that goodwill associated with the purchase of IDP was impaired. Accordingly, the Company recorded an impairment charge of approximately
$20.6 million (see Note 5).

GOODWILL AND OTHER INTANGIBLE ASSETS

    Goodwill and other intangibles represent the unamortized excess of the cost of acquiring subsidiary companies over the fair values of such companies' net tangible assets at the dates of acquisition. Goodwill related to the Company's acquisitions as described in Note 5 is being amortized on a straight-line basis over periods ranging from ten to twenty years. Other intangibles, including contracts, are being amortized on a straight-line basis over a five year period.

                           DUNN COMPUTER CORPORATION

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACQUISITION-RELATED LIABILITIES

    During fiscal year 1998, the Company recorded $1,376,000 of acquisition-related liabilities in connection with the IDP Acquisition. These liabilities were recorded after certain actions had been identified, quantified and approved by management of the Company having authority to commit the Company to the plan. Those certain actions included closing the IDP facility in Maryland, integrating IDP and the Company's production, warehouse, sales, marketing and administrative functions, eliminating duplicative jobs and expanding space in the Company's office space in Virginia. During fiscal years 1998 and 1999, $232,000 and $894,000, respectively, of costs were charged against the liability. The acquisition-related liabilities remaining at October 31, 1999 amounted to $250,000, consisting of severance payments to be made in future periods.

STOCK COMPENSATION

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS 123), ACCOUNTING FOR STOCK-BASED COMPENSATION. SFAS 123 allows companies to account for stock-based compensation under either the new provisions of SFAS 123 or the provisions of Accounting Principles Board Opinion No. 25 (APB 25), ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, but requires pro forma disclosure in the footnotes to the consolidated financial statements as if the measurement provisions of SFAS 123 had been adopted. The Company continues accounting for its stock-based compensation in accordance with the provisions of APB 25.

REVENUE RECOGNITION

    The Company generally recognizes revenues from computer sales and sales-type leases at the time of shipment. Revenues are earned principally pursuant to various contracts with agencies of the Federal government and commercial customers. The length of the Company's contracts generally range from one to three years.

    Service revenues are recognized over the contractual period as the services are provided. Revenues from operating leases are recognized over the contract term. In 1998, the Company assigned payments from one of its operating leases to a financing company in exchange for the present value of the minimum lease payments. The Company recorded this amount as unearned revenues and recognized revenues over the lease term as payments were received by the financing company. As of October 31, 1999, revenues associated with this transaction have been fully recognized.

    The products sold are generally covered by a warranty for periods ranging from one to three years. The Company accrues a warranty reserve for revenues recognized during the year to record estimated costs to provide warranty services.

    Unearned revenue also relates to cash received from credit card sales as of year end for which the related inventory was shipped subsequent to year end and advance payments on operating leases.

    During the year ended October 31, 1997, the Company had revenues from one agency of the Federal government and one Federal government contractor which represented 21% and 11% of total revenues, respectively. As of October 31, 1997, accounts receivable from agencies of the Federal government represented 64% of total accounts receivable. During the year ended October 31, 1998, the Company had revenues from one agency of the Federal government which represented 40% of total revenues. As of

                           DUNN COMPUTER CORPORATION

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

October 31, 1998, accounts receivable from agencies of the Federal government represented 67% of total accounts receivable. During the year ended October 31, 1999, the Company had revenues from two Federal government agencies which approximated 12% of total revenues. As of October 31, 1999, accounts receivable from agencies of the Federal government represented approximately 40% of total accounts receivable.

    For the years ended October 31, 1998 and 1999, approximately 27% and 9%, respectively, of the Company's revenues were from Federal contracts that were awarded under Section 8(a) of the Small Business Act.

ADVERTISING EXPENSES

    The Company expenses advertising costs as incurred. Advertising costs amounted to approximately $61,000, $468,000 and $130,000 during fiscal 1997, 1998 and 1999, respectively.

INCOME TAXES

    The Company provides for income taxes in accordance with the liability method.

EARNINGS PER SHARE

    In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), EARNINGS PER SHARE. SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. The definition of diluted earnings per share is very similar to the previous definition of fully diluted earnings per share. All earnings per share amounts for all periods have been presented and, where appropriate, restated to conform to the SFAS 128 requirements.

FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

    Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, investments and accounts receivable. The cash is held by high credit quality financial institutions. For accounts receivable, the Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. The Company maintains reserves for credit losses. The concentration of credit risk is mitigated by the diverse customer base and the amount of receivables due by the Federal government. The carrying amount of the receivables approximates their fair value.

                           DUNN COMPUTER CORPORATION

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SUPPLEMENTAL INFORMATION OF NON-CASH INVESTING AND FINANCING ACTIVITIES

                                                              YEARS ENDED OCTOBER 31,
                                                              ------------------------
                                                                 1997         1998
                                                              ----------   -----------
Fair value of assets acquired...............................  $5,970,000   $58,951,000
Less: Cash paid.............................................   1,044,000    14,900,000
Stock issued, net of value of stock returned (See Note
  10).......................................................   1,059,000     3,400,000
                                                              ----------   -----------
Liabilities assumed (including $1,376,000 of
  acquisition-related liabilities in 1998)..................  $3,867,000   $40,651,000
                                                              ==========   ===========

RECENT PRONOUNCEMENTS

    In December 1999, the SEC issued Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, ("SAB 101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the fee is fixed and determinable, and (4) collectibility is reasonably assured. The Company is required to comply with SAB 101 for transactions entered into on or after February 1, 2000, but does not expect it to have a material impact on the Company's consolidated financial position or results of operation.

3. PROPERTY AND EQUIPMENT AND EQUIPMENT ON LEASE

    Property and equipment, including leasehold improvements, are stated at cost. Property and equipment are depreciated and amortized using the straight-line method over the estimated useful lives ranging from five to seven years. Leasehold improvements are amortized over the lesser of the related lease term or the useful life.

    Property and equipment consisted of the following:

                                                                    OCTOBER 31,
                                                              -----------------------
                                                                 1998         1999
                                                              ----------   ----------
Computer and office equipment...............................  $1,443,992   $1,515,017
Furniture and fixtures......................................     302,741      302,741
Leasehold improvements......................................     454,913      491,059
Other.......................................................     416,018      412,766
                                                              ----------   ----------
                                                               2,617,664    2,721,583
Less accumulated depreciation and amortization..............    (690,516)  (1,397,887)
                                                              ----------   ----------
                                                              $1,927,148   $1,323,696
                                                              ==========   ==========

    The Company owns equipment that is currently at customer sites under operating lease agreements (See Note 2 Revenue Recognition). The cost of the equipment was $6,821,801 and $5,085,287 at October 31, 1999 and 1998,
respectively. The related accumulated depreciation on the equipment was $2,915,790 and $988,804 at October 31, 1999 and 1998, respectively.

                           DUNN COMPUTER CORPORATION

4. GOODWILL AND OTHER INTANGIBLE ASSETS

    Goodwill and other intangible assets were comprised of:

                                                            OCTOBER 31,
                                                      ------------------------
                                                         1998          1999
                                                      -----------   ----------
Goodwill............................................  $24,198,986   $3,485,855
Contracts...........................................      600,000      600,000
Less accumulated amortization.......................     (567,134)    (526,850)
                                                      -----------   ----------
                                                      $24,231,852   $3,559,005
                                                      ===========   ==========

    See discussion of goodwill impairment recorded during fiscal 1999 in
Note 5.

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

    The Company granted options to purchase an aggregate of 1,330,000 shares of the Company's common stock, at an exercise price equivalent to its fair market value at the date of grant, to the former stockholders of STMS in conjunction with their three-year employment agreements. The options vest over a three-year period. Certain of these options were repriced during fiscal 1999 in accordance with the employment agreements (see Note 10).

    During February 1998, the Company repurchased an aggregate of 50,000 shares of common stock and the option to purchase 25,000 shares of common stock originally issued in connection with the STMS acquisition (see Note 10).

IDP AND PRIMO

    On May 1, 1998, the Company acquired all of the outstanding stock of IDP and substantially all of the net assets of PRIMO for $14.9 million in cash and 750,000 shares of common stock of the Company, both subject to adjustment in the event that the combined net assets of IDP and PRIMO fell below a certain level stipulated in the Acquisition Agreement (See Note 10). The transaction was accounted for using the purchase method. The 750,000 shares of common stock were valued at the market price of the Company's common stock ($8.50 per share) on the date of the transaction. The purchase price was preliminarily allocated to the assets and liabilities acquired based on their estimated fair values. In conjunction with the

                           DUNN COMPUTER CORPORATION

5. ACQUISITIONS (CONTINUED)

acquisition, the Company recorded goodwill (as adjusted) in the amount of $22,453,929. The operations of IDP, including PRIMO, are included in the consolidated financial statements of the Company beginning May 1, 1998 (date of acquisition).

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

                                                              YEARS ENDED
                                                              OCTOBER 31,
                                                              ------------
                                                                  1998
                                                              ------------
                                                              (UNAUDITED)
Pro Forma net revenues......................................  $110,310,000
Pro Forma net income (loss).................................  $ (6,768,000)
Pro Forma earnings per share................................  $      (0.75)
Pro Forma earnings per share assuming dilution..............  $      (0.75)
Pro Forma weighted average shares outstanding...............     8,981,000
Pro Forma weighted average shares outstanding assuming
  dilution..................................................     8,981,000

IMPAIRMENT OF GOODWILL

    Statement of Financial Accounting Standards No. 121 (SFAS 121) ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

    In May 1999, the U.S. Government determined not to exercise the remaining option years on one of the Company's significant contracts. This contract was a significant component of the Company's acquisition of IDP. At the date of termination, the Company anticipated that the contract would have generated future revenues of approximately $65 million had all option years been renewed. The former IDP operations have been substantially curtailed as a result of this contract loss. In addition, significant future business is not expected from IDP operations as the majority of its sales force has separated from the Company.

    The Company determined that these factors indicated that the carrying amount of goodwill associated with the IDP and PRIMO acquisition may not be recoverable. The Company performed an analysis of the goodwill in accordance with SFAS 121 and determined that the fair value of the remaining goodwill

                           DUNN COMPUTER CORPORATION

5. ACQUISITIONS (CONTINUED)

(estimated using the present value of expected future cash flows) was approximately $1.1 million at the time of the analysis. Accordingly, the Company recorded an impairment charge of approximately $20.6 million during fiscal year 1999.

6. BANK LINES OF CREDIT AND NOTES PAYABLE

IDP LINE OF CREDIT

    In conjunction with the purchase of IDP, the Company assumed a credit facility of $25,000,000 secured by inventory and accounts receivable of IDP. The outstanding balance on this line of credit at October 31, 1998 and 1999 was approximately $3,055,000 and $4,622,000, respectively. The interest rate applicable to this line of credit as of October 31, 1998 and 1999 was 7.33% and 8.05%, respectively.

    On November 8, 1999, the Company executed an agreement with the financial institution to terminate this facility. Under the terms of the agreement, the Company repaid approximately $3.0 million of the principal outstanding at October 31, 1999 prior to December 31, 1999. In addition, outstanding principal totaling approximately $832,000 was converted to a term note bearing interest at the prime rate and maturing in January 2002. The remaining amount of approximately $750,000 was forgiven by the financial institution and will be reflected as a gain on debt restructuring in fiscal year 2000. The Company has classified this facility between short and long-term based on the revised payment terms.

OPERATING LINE OF CREDIT

    In April 1996, the Company entered into a line of credit agreement with a bank that was subsequently amended in December 1997. The amended credit agreement expired on February 28, 1999. Accordingly, the Company established a new credit agreement with the same financial institution. The agreement allows the Company to borrow an amount limited to the minimum of its borrowing base or $15,000,000. As of October 31, 1999, the Company's borrowing base, which is based on certain percentages of total accounts receivable less overdue accounts, is approximately $2.5 million. Outstanding borrowings bear interest at the prime rate.

    As of October 31, 1998, the Company had borrowed $201,000 against this line of credit facility and had an unused borrowing capacity of $758,843. As of October 31, 1999, the Company had borrowed $2.3 million against this line of credit facility and had an unused borrowing capacity of approximately $200,000. The Company pays a commitment fee based on the unused borrowings under the line of credit facility. The line of credit is secured by all assets of the Company and its subsidiaries. On February 11, 2000, the Company amended the line of credit facility whereby the maximum availability was reduced to $5 million and the interest rate was increased to the prime rate plus 1%. The amended line of credit expires Novmeber 30, 2000. The Company has classified this line of credit as long term based on the amended maturity date.

                           DUNN COMPUTER CORPORATION

6. BANK LINES OF CREDIT AND NOTES PAYABLE (CONTINUED)

    Notes payable consisted of the following:

                                                                  OCTOBER 31,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
Bank term note, bearing interest at the prime rate; payable
  in monthly installments of $34,652 plus accrued interest,
  due in January 2002.......................................  $    --    $831,652
Asset loans, bearing interest at annual interest rates
  ranging from 7.9% to 10.46%; due in aggregate monthly
  payments of $2,695 and $1,303 at October 31, 1998 and
  1999, respectively, due through August 2002,
  secured by certain assets of the Company..................   78,549      38,531
Other.......................................................    6,230          --
                                                              -------    --------
                                                               84,779     870,183
Less current portion........................................   33,514     324,933
                                                              -------    --------
Notes payable, long-term....................................  $51,265    $545,250
                                                              =======    ========

    Principal payments on the long-term debt for each of the fiscal years from 2000 to 2002 are due as follows:

                                                              YEAR ENDED
                                                              OCTOBER 31,
                                                              -----------
2000........................................................   $324,933
2001........................................................    429,960
2002........................................................    115,290
                                                               --------
Total.......................................................   $870,183
                                                               ========

    Notes payable to related parties are payable to certain stockholders and their relatives, and employees. These notes payable were assumed by the Company in the IDP Acquisition. All notes payable to related parties are classified as current liabilities as the outstanding balances are due upon demand. Notes payable to related parties bear interest at annual interest rates ranging from 8% to 11%. The total amounts outstanding on these related parties' notes payable were approximately $905,960 and $0 at October 31, 1998 and 1999, respectively. Interest expense on these notes payable amounted to $58,297 during the period from May 1, 1998 through October 31, 1998. The total amounts outstanding on these notes payable were repaid in fiscal year 1999 (See Note 10).

                           DUNN COMPUTER CORPORATION

7. RELATED PARTY TRANSACTION

    Thomas Dunne, the Company's President, and his wife, Claudia Dunne, the Company's Vice President, acquired a building for the purpose of leasing office space to the Company. In connection with the acquisition of the building, the Company guaranteed the building's $1 million mortgage. The term of the mortgage is 25 years. The Company subsequently executed a noncancelable operating lease with Mr. and Mrs. Dunne. The Company believes that the lease agreement is on terms no less favorable to the Company than could be obtained from an unaffiliated third party. In June 1999, the building was sold by Mr. and Mrs. Dunne and the lease was assigned to the new owner, an unaffiliated third party.

8. COMMITMENTS

OPERATING LEASES

    The Company leased office space under a noncancelable operating lease agreement with two stockholders (see Note 7). In June 1999, the two stockholders sold the building and assigned the lease to the new owner, an unaffiliated third party, under the same terms. The lease agreement was renewed in October 1999 for an additional five years under the renewal option within the original lease. Additionally, the Company leases various office equipment and other office space under non-cancelable operating leases. Rent expense under these leases was approximately $175,000, $499,100 and $321,000 for the years ended October 31, 1997, 1998 and 1999, respectively.

    Future minimum lease payments under noncancelable operating leases, including the leases assumed in the STMS and IDP acquisitions, at October 31, 1999 are as follows:

2000........................................................  $  595,245
2001........................................................     613,102
2002........................................................     631,495
2003........................................................     573,085
2004 and thereafter.........................................     455,166
                                                              ----------
Total.......................................................  $2,868,093
                                                              ==========

    In addition, the Company will receive $1,446,516 in aggregate sublease income through fiscal 2003.

EMPLOYMENT AGREEMENTS

    The Company has employment agreements with certain key executives under which the Company is required to pay a fixed annual base salary. Commitments under these arrangements are approximately $620,000 for fiscal year 2000. All contracts expire prior to October 31, 2000.

                           DUNN COMPUTER CORPORATION

9. INVESTMENTS IN SALES-TYPE LEASES

    During 1998, the Company leased equipment to certain customers under sales-type leases. The components of the Company's net investment in sales-type leases at October 31, 1998 were as follows:

                                                              OCTOBER 31,
                                                                 1998
                                                              -----------
Total minimum lease payments receivable.....................  $3,446,095
  Less unearned interest....................................    (346,753)
                                                              ----------
Net investment in sales-type leases.........................   3,099,342
  Less current portion......................................     959,243
                                                              ----------
                                                              $2,140,099
                                                              ==========

    In fiscal year 1999, the Company sold all of its investment in sales-type leases resulting in net gains of approximately $213,000. Accordingly, the Company's investment in sales-type leases at October 31, 1999 was $0.

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

    The IDP Acquisition Agreement provided for an adjustment of the purchase price if the combined net worth of IDP and PRIMO exceeded or was below a specified level. Since the net worth on the closing balance sheet of IDP and PRIMO was below the specified level, the Company and the former IDP stockholders agreed to adjust the purchase price. In November 1998, the Company entered into a Purchase Price Adjustment Agreement with the two former stockholders of IDP whereby 350,000 shares of the Company's common stock originally issued in connection with the IDP acquisition were returned to the Company. The Company accounted for the return as a treasury stock transaction and valued such shares at the fair market value of the Company's common stock on the date of acquisition. In connection with the transaction, the Company and the two former stockholders also agreed to cancel the employment agreements in exchange for payments totaling $500,000, for which the Company recorded an adjustment to its purchase price allocation. In addition, the Company agreed and paid the balance of the notes payable to related parties of $905,960 in full by November 25, 1998. The two former stockholders retained their

                           DUNN COMPUTER CORPORATION

10. STOCKHOLDERS' EQUITY (CONTINUED)

options to purchase the Company's common stock subject to all original terms and conditions. (See Note 5)

    In connection with the acquisitions of IDP and PRIMO, the Company completed a public offering of 3,491,493 shares of common stock for net proceeds of $26,287,866.

STOCK OPTIONS

    On January 6, 1997, the Company adopted the 1997 Stock Option Plan (the Option Plan) which permits the Company to grant up to 600,000 options to officers, directors and employees who contribute materially to the success of the Company. In September 1997, the Company increased the number of options available for grant under the plan to 2,200,000. Stock options are generally granted at prices which the Company's Board of Directors believes approximates the fair market value of its common stock at the date of grant. The options vest ratably over a stated period of time not to exceed four years. The contractual term of the options is five years.

    Common stock option activity was as follows:

                                                                 WEIGHTED-AVERAGE
                                                      SHARES      EXERCISE PRICE
                                                    ----------   ----------------
Outstanding at October 31, 1997...................   1,857,000        $6.18
  Options granted.................................     865,400         7.46
  Options exercised...............................          --           --
  Options canceled or expired.....................    (226,583)        5.35
                                                    ----------        -----
Outstanding at October 31, 1998...................   2,495,817        $6.70
  Options granted.................................     413,000         2.87
  Options exercised...............................
  Options canceled or expired.....................  (1,026,384)        5.56
                                                    ----------        -----
Outstanding at October 31, 1999...................   1,882,433        $5.22
                                                    ==========        =====
Exercisable at October 31, 1999...................   1,289,098        $6.00
                                                    ==========        =====

    The total options outstanding include 600,000 options granted to the former IDP stockholders that are not included in the Option Plan.

    As of October 31, 1999, there were 317,567 options available for future grants under the Option Plan.

    During fiscal 1999, the Company repriced approximately 750,000 stock options granted to certain executives in accordance with their employment agreements. No compensation expense was recognized as the exercise price for the repriced options was at or above fair market value of the underlying stock on the date repriced.

                           DUNN COMPUTER CORPORATION

10. STOCKHOLDERS' EQUITY (CONTINUED)

    The following table summarizes information about fixed-price stock options outstanding at October 31, 1999:

                                                 NUMBER         AVERAGE     WEIGHTED-
                                              OUTSTANDING      REMAINING     AVERAGE
                                             AT OCTOBER 31,   CONTRACTUAL   EXERCISE
RANGE OF EXERCISE PRICES                          1999           LIFE         PRICE
------------------------                     --------------   -----------   ---------
$1.75-$4.15................................    1,087,933          6.60        $3.17
$4.50-$6.50................................      189,500          3.49         5.73
$6.75-$8.75................................      605,000          8.95         8.73
                                               ---------          ----        -----
$1.75-$8.75................................    1,882,433          7.05        $5.22
                                               =========          ====        =====

    Had compensation expense related to the stock options been determined based on the fair value at the grant date for options granted during the years ended October 31, 1997, 1998, and 1999 consistent with the provisions of SFAS 123, the Company's net income and earnings per share would have been as follows:

                                                 YEARS ENDED OCTOBER 31,
                                         ---------------------------------------
                                            1997         1998           1999
                                         ----------   -----------   ------------
Net income (loss) --pro forma..........  $1,098,900   $(2,535,579)  $(34,865,823)
Earnings (loss) per share--pro forma...  $     0.24   $     (0.35)  $      (3.71)
Earnings (loss) per share--assuming
  dilution pro forma...................  $     0.23   $     (0.35)  $      (3.71)

    The effect of applying SFAS 123 on pro forma net income as stated above is not necessarily representative of the effects on reported net income for future years due to, among other things, the vesting period of the stock options and the fair value of additional options in the future years.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing fair value model with the following weighted-average assumptions used for grants in 1997, 1998 and 1999: dividend yield of 0%, expected volatility of 46%, 84% and 86%, respectively; risk-free interest rates of 5.75%, 5.50% and 6.70%, respectively; and expected life of the option term of five years. The weighted average fair values of the options granted in 1997, 1998 and 1999 with a stock price equal to the exercise price is $6.18, $5.21 and $2.02, respectively. The weighted average fair value of options granted in 1998 with a stock price greater than the exercise price is $7.36.

11. INCOME TAXES

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

                           DUNN COMPUTER CORPORATION

11. INCOME TAXES (CONTINUED)

    Components of the Company's net deferred tax asset balance are as follows:

                                                            OCTOBER 31,
                                                     -------------------------
                                                        1998          1999
                                                     -----------   -----------
Deferred tax asset:
  Accrued expenses.................................  $   810,378   $   280,100
  Net operating loss carryforwards.................      970,689     5,569,085
  Basis differences of acquired assets.............      939,468       411,334
  Asset reserves...................................    1,106,423     1,294,156
                                                     -----------   -----------
Total deferred asset...............................    3,826,958     7,554,675
                                                     -----------   -----------
Deferred tax credit:
  Acquisition of intangible assets.................     (100,000)     (100,000)
  Depreciation.....................................      (35,789)     (205,674)
  Valuation allowance..............................   (3,061,169)   (5,966,306)
                                                     -----------   -----------
Net deferred tax asset.............................  $   630,000   $ 1,282,695
                                                     ===========   ===========

    As of October 31, 1999, the Company had approximately $14.4 million in net operating loss carryforwards which expire between 2012 and 2019. Approximately $1.5 million of those net operating loss carryforwards relate to STMS and IDP and may be significantly limited under Section 382 of the Internal Revenue Service Code and the SRLY rules. The Company has recorded a valuation allowance for a portion of the deferred tax assets because realizability of those assets is uncertain. The Company expects to file claims for tax refunds using its net operating loss carryback in fiscal 2000.

    The components of the provision for income taxes are as follows:

                                                   YEARS ENDED OCTOBER 31,
                                              ---------------------------------
                                                1997       1998        1999
                                              --------   --------   -----------
Current tax expense (benefit):
  Federal...................................  $671,070   $411,709   $  (974,781)
  State.....................................   125,900     91,144      (213,975)
                                              --------   --------   -----------
                                               796,970    502,853    (1,188,756)
Deferred tax expense:
  Federal...................................    (1,800)   155,675       535,500
  State.....................................      (300)    27,472        94,500
                                              --------   --------   -----------
                                                (2,100)   183,147       630,000
                                              --------   --------   -----------
  Total provision for (benefit from) income
    taxes...................................  $794,870   $686,000   $  (558,756)
                                              ========   ========   ===========

                           DUNN COMPUTER CORPORATION

11. INCOME TAXES (CONTINUED)

    The reconciliation of income tax from the Federal statutory rate of 34% is:

                                                  YEARS ENDED OCTOBER 31,
                                             ----------------------------------
                                               1997       1998         1999
                                             --------   --------   ------------
Tax at statutory rates:....................  $719,838   $566,413   $(11,536,368)
Non-deductible expenses....................     8,291     35,480      7,277,936
Valuation allowance........................        --         --      4,278,322
State income tax, net of federal benefit...    66,741     84,107       (578,646)
                                             --------   --------   ------------
                                             $794,870   $686,000   $   (558,756)
                                             ========   ========   ============

    In September 1997 and in May 1998, respectively, the Company acquired the stock of STMS and IDP in tax-free exchanges. The stock acquisitions were accounted for using the purchase method. Included in the Company's deferred tax assets at October 31, 1999 is approximately $3.8 million representing the differences between the assigned values and tax bases of the assets and liabilities acquired, as well as net operating loss carry forwards acquired. These deferred tax assets were fully reserved at the dates of acquisition. To the extent these deferred tax assets are subsequently realized, the resulting tax benefit will be applied to reduce goodwill recorded in connection with the acquisitions and there will be no impact on income tax expense.

12. RETIREMENT PLANS

401(K) PLANS

    Effective April 1, 1995, the Company adopted a 401(k) plan (the "Former Plan"). Employees are eligible to participate after completing six months of services and attaining age 18. Employees can defer up to 15% of compensation. Employee contributions are subject to Internal Revenue Service limitations. All employees who contributed to the Former Plan are eligible to share in discretionary Company matching contributions. During the years ended
October 31, 1997, 1998 and 1999, the Company contributed $11,855, $0 and $0, respectively, to the Former Plan.

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

    Effective May 1, 1999 the Company amended and terminated the existing plans. Simultaneous to the termination, the Company adopted a new 401(k) (the "Plan") for all current employees. Under the Plan, employees are eligible to participate after completing 90 days of service and attaining the age of 18. Employees can defer up to 15% of compensation. Employee contributions are subject to Internal Revenue Service limitations. All employees who contributed to the Plan are eligible to share in discretionary Company matching contributions. Company contributions vest over 5 years. The Company did not contribute to the Plan in 1999.

                           DUNN COMPUTER CORPORATION

12. RETIREMENT PLANS (CONTINUED)

DEFINED BENEFIT PLAN

    The Company has a defined benefit plan (the "Pension Plan") covering substantially all salaried employees. The Pension Plan benefits are based on years of service and the employee's compensation. The Company's funding policy is to annually contribute amounts sufficient to meet minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974 ("ERISA"). Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. The assets of the Pension Plan are invested in money market and corporate debt and equity instruments. The Company contributed approximately $63,777 for the Pension Plan year ending October 31, 1997. The Company has accrued, but not yet paid, approximately $104,000, which amount represents its minimum funding requirements under ERISA for fiscal years 1998 and 1999.

    On January 6, 1997, the Company amended the Pension Plan to change the benefits to be paid out after retirement from 100% to 40% of its initial liability. This resulted in a reduction of the projected benefit obligation by approximately $150,000.

    On October 31, 1999, the Company amended and terminated the Defined Benefit Plan. Under the termination, no additional benefits accrued to participants in the Plan after that date. In addition, all existing participants in the Plan became 100% vested in their accrued benefits in the Plan as of that date. No gain or loss was recognized as a result of the termination of the Pension Plan. The Company will distribute the vested benefits to the participants in fiscal year 2000.

    The following table sets forth the Pension Plan's funded status as reported on activity, and amounts recognized in the Company's consolidated financial statements:

                                                             OCTOBER 31,
                                                         --------------------
                                                           1998       1999
                                                         --------   ---------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year................  $321,559   $ 376,404
Service cost...........................................    48,195      48,195
Interest cost..........................................    27,034      28,230
Actuarial gain (loss)..................................   (20,384)     60,770
                                                         --------   ---------
Benefit obligation at end of year......................   376,404     513,599

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year.........   147,041     306,341
Actual return on plan assets...........................    95,523      81,840
Employer contributions.................................    63,777          --
                                                         --------   ---------
Fair value of plan assets at end of year...............   306,341     388,181

FUNDED STATUS:
Unrecognized actuarial loss............................   (70,063)   (125,418)
Unrecognized transition asset..........................   (11,339)      3,028
Unrecognized prior service cost........................    11,477
                                                         --------   ---------
Accrued benefit cost...................................  $(69,925)  $(122,390)
                                                         ========   =========

                           DUNN COMPUTER CORPORATION

12. RETIREMENT PLANS (CONTINUED)

Components of net periodic benefit cost

                                                    YEARS ENDED OCTOBER 31,
                                                 ------------------------------
                                                   1997       1998       1999
                                                 --------   --------   --------
Service cost...................................  $ 44,140   $ 48,195   $ 48,195
Interest cost..................................    19,355     27,034     28,230
Actual return on assets........................    21,295    (95,523)   (81,840)
Net amortization and deferral..................   (33,340)    90,219     57,880
                                                 --------   --------   --------
Total net periodic pension cost................  $ 51,540   $ 69,925   $ 52,465
                                                 ========   ========   ========

    Key assumptions used in the actuarial valuation were:

                                                             YEARS ENDED OCTOBER 31,
                                                          ------------------------------
                                                            1997       1998       1999
                                                          --------   --------   --------
Weighted average discount rate..........................    7.5%       7.5%       6.5%
Rate of return on assets:
  Pre-retirement........................................    8.0%       8.0%       8.0%
  Post-retirement.......................................    8.0%       8.0%       8.0%

13. EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share:

                                                 YEARS ENDED OCTOBER 31,
                                          --------------------------------------
                                             1997         1998          1999
                                          ----------   ----------   ------------
Numerator:
  Net income (loss).....................  $1,322,300   $  979,921   $(33,607,145)
Denominator:
Denominator for basic earnings per
  share-weighted-average shares.........   4,552,055    7,231,397      9,403,775
Effect of dilutive securities:
  Employee stock options................     124,906      251,132             --
  Warrants..............................       1,887        9,722             --
                                          ----------   ----------   ------------
  Dilutive potential common shares......     126,793      260,854             --
                                          ----------   ----------   ------------
Denominator for diluted earnings per
  share--adjusted weighted-average
  shares and assumed conversions........   4,678,848    7,492,251      9,403,775
                                          ----------   ----------   ------------
  Basic earnings per share..............  $     0.29   $     0.14   $      (3.57)
                                          ==========   ==========   ============
  Diluted earnings per share............  $     0.28   $     0.13   $      (3.57)
                                          ==========   ==========   ============

                           DUNN COMPUTER CORPORATION

14. CONTINGENCIES

EMPLOYEE TERMINATION

    In November 1998, a former employee of the Company (who had previously been an employee and stockholder of STMS) filed a demand for arbitration with the American Arbitration Association, alleging a breach of his employment agreement with the Company and seeking "in excess of $2,350,000" in damages from the Company. The Company filed an answer denying the former employee's allegations and a counterclaim for this former employee's breach of the employment agreement and for conversion of certain of the Company's property. In August 1999, the arbitrator entered a judgment in favor of the former employee for approximately $1.7 million plus attorney's fees and costs. The decision was upheld on appeal in September 1999. The Company has properly accrued for this claim. Included in the loss accrual is an estimate of interest and legal costs included in the award. Although the former employee has not submitted a claim for such costs, the Company believes its estimated accrual for these costs is adequate. The Company is currently reviewing whether a further appeal is warranted.

TEAMING PARTNERSHIP TERMINATION

    In May 1999, a former contract teaming partner filed a demand for arbitration with the American Arbitration Association, alleging breach of a certain contract agreement with the Company. The issue relates to disputed commissions due to the former teaming partner. The former teaming partner is seeking damages of approximately $186,000. The matter is currently in arbitration. Although the Company is aggressively defending this claim, it has accrued this potential liability in the consolidated financial statements as of October 31, 1999.

IDP ACQUISITION

    In May 1997, the U.S. Air Force awarded a contract to IDP. Dynamic Decisions, Inc. (DDI), a competitor for this contract, protested the contract award to the Small Business Administration (SBA), which protest was denied. DDI filed suit against the SBA and Air Force seeking review of the award decision. IDP intervened in the litigation and the litigation was subsequently settled. Based on the terms of the settlement, IDP agreed to pay DDI 1.8% of the first $250 million of IDP's gross sales under the contract. On June 1, 1998, the Company filed a Complaint for Declaratory Judgment in U.S. District Court for the Eastern District of Virginia seeking a declaration that DDI is not entitled to receive payments under the settlement agreement. This filing is based on the Company's position that DDI breached the settlement agreement. DDI has counter-claimed against the Company denying it breached the settlement agreement and seeking the payments. The U.S. District Court has ruled in DDI's favor awarding damages of $1,500. DDI is currently appealing this decision. The Company is aggressively pursuing all avenues of defense against this appeal.

    On July 31, 1998 the Company received notice from the SBA that it was denying the request of the U.S. Air Force to waive the requirement to terminate IDP's Desktop V contract for the convenience of the Government upon the change in control of IDP to the Company. The Company appealed the denial by the SBA to the SBA's Office of Hearings and Appeals. On August 31, 1999, the SBA denied the appeal and ruled that the U.S. Air Force must terminate-for-convenience the Desktop V contract. Under a termination-for-convenience, the Government shall reimburse the Company for all costs incurred in the performance of the contract. The Company expects to recover from the Government a portion or all of its unreimbursed costs. The Company is currently in negotiations with the Government regarding this matter.

                           DUNN COMPUTER CORPORATION

14. CONTINGENCIES (CONTINUED)

MICROSOFT LICENSING AGREEMENT

    IDP entered into a Government Integrator Agreement, as amended, with Microsoft Corporation (Microsoft) in 1998 for the licensing of certain Microsoft software. During 1999, Microsoft asserted that the Company owed approximately $800,000 under this agreement due primarily to amended billings by Microsoft concerning sales by the Company. The Company has accrued for amounts due Microsoft based on the original billing terms. The Company believes that it has meritorious defenses to Microsoft's allegations and intends to vigorously defend itself if a suit is filed. The Company can't estimate at this time the amount of the liability to be incurred, if any, but does not believe that this matter will have a material adverse effect upon the Company's financial position or results of operations and as such, the Company has not recorded any amount relating to this matter, beyond amount accrued as noted above, in the accompanying financial statements.

MONARCH TECHNOLOGY, INC.

    In July 1999, Monarch Technology, Inc. ("Monarch") named the Company as a cross-claim defendant in a legal action pending in Orange County, California in which Worldnet Computers, Inc. has filed suit against Monarch. Monarch's cross claims are that the Company is liable for actions of a former employee who allegedly engaged in a scheme that resulted in Monarch paying $130,000 to the employee and not receiving products which the employee allegedly stated that the Company would sell to Monarch or its agent. Monarch claims that the Company is liable for the $130,000 plus interest, attorneys fees and other consequential damages totaling approximately $60,000. The Company can't estimate at this time the amount of the liability to be incurred, if any, but does not believe that this matter will have a material adverse effect upon the Company's financial position or results of operations and as such, the Company has not recorded any amount relating to this matter in the accompanying financial statements.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors
Dunn Computer Corporation

    We have audited the consolidated financial statements of Dunn Computer Corporation (a Virginia corporation) as of October 31, 1998 and 1999, and for each of the three years in the period ended October 31, 1999 and have issued our report thereon dated February 1, 2000, except for Note 6 as to which the date is February 11, 2000 (included elsewhere in this Form 10-K). Our audit also included the consolidated financial statement schedule listed in Item 14 of this Form 10-K. The schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

    In our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole presents fairly, in all material respects, the information set forth herein.

                                          /s/ ERNST & YOUNG LLP

McLean, Virginia
February 1, 2000

                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

                           DUNN COMPUTER CORPORATION

                                                BALANCE AT                                  BALANCE
                                               BEGINNING OF                                AT END OF
CLASSIFICATION                                     YEAR       ADDITIONS    DEDUCTIONS         YEAR
--------------                                 ------------   ----------   ----------      ----------
Allowance for doubtful accounts:
Year ended October 31, 1997..................    $ 15,000     $   62,000   $       --      $   77,000
Year ended October 31, 1998..................    $ 77,000     $   59,000   $   90,000(1)   $   46,000
Year ended October 31, 1999..................    $ 46,000     $1,400,000   $1,346,000(1)   $  100,000

Inventory reserve:
Year ended October 31, 1997..................    $ 20,000     $  230,000   $       --      $  250,000
Year ended October 31, 1998..................    $250,000     $       --   $       --      $  250,000
Year ended October 31, 1999..................    $250,000     $2,241,000   $  362,000(2)   $2,129,000

------------------------

(1) Write-offs of accounts receivable

(2) Write-offs of inventory

                                                                    EXHIBIT 23.1

               CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

    We consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-61557) pertaining to the Employee Stock Purchase Plan of Dunn Computer Corporation (a Virginia corporation), with respect to the consolidated financial statements and schedules of Dunn Computer Corporation included in the Annual Report (Form 10-K) for the year ended October 31, 1999.

                                          /s/ ERNST & YOUNG LLP

McLean, Virginia
February 15, 2000

                                                                    EXHIBIT 23.2

               CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

    We consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-52419) pertaining to the 1997 Stock Option Plan of Dunn Computer Corporation (a Virginia corporation), with respect to the consolidated financial statements and schedules of Dunn Computer Corporation included in the Annual Report (Form 10-K) for the year ended October 31, 1999.

                                          /s/ ERNST & YOUNG LLP

McLean, Virginia
February 15, 2000