Form 10-Q
period 2000-01-31
DUNN COMPUTER CORP /VA/
filed 2000-03-16
CIK 1058027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended January 31, 2000
         OR

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

                                    NO CHANGE

                  (Former name or former address, if changed since last report)
         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
             Yes  X      No______.
         As of March 1, 2000 there were 9,424,680 shares of the registrant's common stock outstanding.

 PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DUNN COMPUTER CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)


                                                                       THREE MONTHS ENDED
                                                                          JANUARY 31,

                                                                  1999                    2000

        Net revenues                                              $11,711,620             $7,128,063
        Cost of revenue                                             9,684,993              5,646,745
                                                            ------------------      -----------------
        Gross profit                                                2,026,627              1,481,318

        Selling and marketing                                         750,887                299,810
        General and administrative                                  1,646,914              1,519,265
        Amortization of goodwill                                      190,329                 87,466
                                                            ------------------      -----------------
        Loss from operations                                        (561,503)              (425,223)

        Interest expense                                            (211,170)              (160,919)
        Other expense                                                      --                (3,156)
                                                            ------------------ ---- -----------------
        Net loss from operations before
        extraordinary item                                          (772,673)              (589,298)

        Extraordinary gain - early
        extinguishment of debt                                             --                750,000
                                                            ------------------      -----------------
        Net income (loss) before income
        taxes                                                       (772,673)                160,702
        Provision for (benefit from) income
        taxes                                                       (225,000)
                                                            ------------------      -----------------
        Net income (loss)                                         $ (547,673)              $ 160,702
                                                            ==================      =================
        Basic earnings (loss) per share                                 (.06)                   0.02

        Diluted earnings (loss) per share                               (.06)                   0.02


The accompanying notes are an integral part of these consolidated financial statements.

DUNN COMPUTER CORPORATION
CONSOLIDATED BALANCE SHEET


                                                                                      OCTOBER 31,         JANAURY 31,
                                                                                        1999                 2000
                                                                                                          (UNAUDITED)

                                       ASSETS

      Current assets
         Cash and cash equivalents                                                    $     655,450       $     987,127
         Accounts receivable, net                                                         5,063,041           3,629,922
         Inventory, net                                                                   5,497,634           5,751,061
         Deferred tax asset                                                               1,282,695           1,330,262
         Income tax receivable                                                              585,769             585,769
         Prepaid expenses and other current assets                                          118,594             223,999
                                                                                -------------------- -------------------
      Total current assets                                                               13,203,183          12,508,140

         Property and equipment, net                                                      1,323,696           1,165,076
         Equipment on lease, net                                                          3,906,011           3,583,513
         Goodwill and other intangible assets, net                                        3,559,005           3,471,539
         Investments                                                                        150,000             150,000
         Other assets                                                                       145,121             170,096
                                                                                -------------------- -------------------
      Total assets                                                                    $  22,287,016       $  21,048,364
                                                                                ==================== ===================

                        LIABILITIES AND STOCKHOLDERS' EQUITY

      Current liabilities
          Accounts payable                                                            $   4,822,979       $   3,397,113
          Accrued expenses                                                                2,515,653           4,924,542
          Accrued litigation costs                                                        2,000,000           2,000,000
          Line of credit                                                                  3,790,705                  --
          Notes payable, current                                                            324,933             443,471
          Unearned revenue                                                                1,170,417           2,586,910
                                                                                -------------------- -------------------
      Total current liabilities                                                          14,624,687          13,352,036

         Notes payable, long-term portion                                                   545,250             403,234

         Line of credit - long-term                                                       2,300,000           2,300,000

      Stockholders' equity
          Preferred stock $.001 par value; 2,000,000 shares    authorized, no                    --                  --
                 shares issued and outstanding
          Common stock, $.001 par value: 20,000,000 shares authorized,                        9,420               9,425
                 9,419,509 and 9,424,680 shares issued and outstanding at
                 October 31, 1999 and January 31, 2000, respectively;
          Additional paid in capital                                                     37,721,749          37,737,057
          Treasury stock, 400,000 shares;                                               (3,432,500)         (3,432,500)
          Retained earnings                                                            (29,481,590)        (29,320,888)
                                                                                -------------------- -------------------
      Total stockholders' equity                                                          4,817,079           4,993,094
                                                                                -------------------- -------------------
      Total liabilities and stockholders' equity                                      $  22,287,016       $  21,048,364
                                                                                ==================== ===================


The accompanying notes are an integral part of these consolidated financial statements.

DUNN COMPUTER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                                     THREE MONTHS ENDED
                                                                                         JANUARY 31,
                                                                                 1999                  2000

OPERATING ACTIVITIES
Net income (loss)                                                            $     (547,673)        $   160,702
Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
Depreciation and amortization of property and equipment                             604,531             728,534
Amortization of goodwill and other intangibles                                      190,329              87,466
Changes in operating assets and liabilities:
  Accounts receivable                                                             7,675,082           1,433,119
  Investment in sales-type leases                                                   552,248                  --
  Inventory                                                                       1,032,364            (253,427)
  Prepaid expenses and other assets                                                  80,090            (130,380)
  Accounts payable                                                               (8,474,232)          (1,425,866)
  Accrued expenses                                                               (2,213,506)           2,408,889
  Deferred tax asset                                                                      -              (47,567)
  Unearned revenue and other liabilities                                         (1,031,270)           1,416,493
                                                                       -----------------------------------------
Net cash provided by (used in) operating activities                              (2,132,037)           4,377,963

INVESTING ACTIVITIES
Purchases of property and equipment                                                 (20,451)            (247,416)
                                                                       -----------------------------------------
Net cash used in investing activities                                               (20,451)            (247,416)

FINANCING ACTIVITIES
Proceeds from issuance of common stock                                                   --               15,313
Payments on notes payable                                                          (957,031)             (23,478)
Purchase of treasury stock                                                           (2,125)                  --
Proceeds from (repayments on) lines of credit, net                                5,740,886           (3,790,705)
                                                                       -----------------------------------------

Net cash provided by (used in) financing activities                               4,781,730          (3,798,870)

Net increase in cash and cash equivalents                                         2,629,242             331,677

Cash and cash equivalents at beginning of year                                           --             655,450
                                                                       -----------------------------------------
Cash and cash equivalents at end of year                                     $    2,629,242        $    987,127
                                                                       =========================================
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                                                $      216,507        $    165,365
Income taxes paid                                                                        --                  --


The accompanying notes are an integral part of these consolidated financial statements.

DUNN COMPUTER CORPORATION
NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

The consolidated financial statements for the three months ended January 31, 2000 and 1999 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K of Dunn Computer Corporation (the "Company") which includes consolidated financial statements and notes thereto for the years ended October 31, 1999 and 1998.

2.   EARLY EXTINGUISHMENT OF DEBT

In conjunction with the purchase of IDP, the Company assumed a credit facility of $25,000,000 secured by inventory and accounts receivable of IDP. The outstanding balance on this line of credit at October 31, 1999 was approximately $4,622,000. The interest rate applicable to this line of credit at that date was 8.05%.

On November 8, 1999, the Company executed an agreement with the financial institution to terminate this facility. Under the terms of the agreement, the Company repaid approximately $3.0 million of the outstanding principal balance prior to December 31, 1999. In conjunction with the agreement, approximately $750,000 ($.08 per share) was forgiven by the financial institution and the remaining principal balance of approximately $832,000 was converted into a two year note maturing in January 2002 bearing interest at the prime rate. The Company has properly reflected the $750,000 as an extraordinary gain for the quarter ended January 31, 2000.

3.   LEASE TRANSACTION

In December 1999, the Company assigned payments from one of its operating leases to a financing company in exchange for the present value of the minimum lease payments. The Company has recorded this amount as unearned revenue and will recognize the revenue over the lease term. The lease term expires on September 30, 2000.

4.   RESTRUCTURE OF LOAN

On February 11, 2000, the Company amended its primary line of credit facility whereby the maximum availability was reduced from $15 million to $5 million and the interest rate was increased to the prime rate plus 1%. The amended line of credit expires Novmeber 30, 2000.

5.   CONTINGENCIES

EMPLOYEE TERMINATION

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

MICROSOFT LICENSING AGREEMENT

IDP entered into a Government Integrator Agreement, as amended, with Microsoft Corporation (Microsoft) in 1998 for the licensing of certain Microsoft software. During 1999, Microsoft asserted that the Company owed approximately $800,000 under this agreement due primarily to amended billings by Microsoft concerning sales by the Company. The Company has accrued for amounts due Microsoft based on the original billing terms. The Company believes that it has meritorious defenses to Microsoft's allegations and intends to vigorously defend itself if a suit is filed. The Company cannot estimate at this time the amount of the liability to be incurred, if any, but does not believe that this matter will have a material adverse effect upon the Company's financial position or results of operations and as such, the Company has not recorded any amount relating to this matter, beyond amounts accrued as noted above, in the accompanying financial statements.

MONARCH TECHNOLOGY, INC.

In July 1999, Monarch Technology, Inc. ("Monarch") named the Company as a cross-claim defendant in a legal action pending in Orange County, California in which Worldnet Computers, Inc. had filed suit against Monarch. Monarch's cross claims are that the Company is liable for actions of a former employee who allegedly engaged in a scheme that resulted in Monarch paying $130,000 to the employee and not receiving products which the employee allegedly stated that the Company would sell to Monarch or its agent. Monarch claims that the Company is liable for the $130,000 plus interest, attorneys fees and other consequential damages totaling an approximately $60,000. The Company cannot estimate at this time the amount of the liability to be incurred, if any, but does not believe that this matter will have a material adverse effect upon the Company's financial position or results of operations and as such, the Company has not recorded any amount relating to this matter in the accompanying financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this section are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, risks associated with the integration following an acquisition, comptetitors with broader product lines and greater resources, the termination of any of the Company's significant contracts or the Company's inability to attract and retain highly qualified management, technical and sales personnel.

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

During the first quarter ended January 31, 2000, the Company dervied a majority of its revenues from Government contracts. Government contracts, by their terms, generally can be terminated at anytime, without cause for the convenience of the Government. If a Government contract is so terminated, the contractor generally is entitled to receive compensation for the services provided or certain costs incurred at the time of termination and a reasonable profit on the contract work performed prior to the date of termination. In addition, all Government contracts require compliance with various contract provisions and procurement regulations and in certain cases, accounting and audit requirements. If not cured, certain violations of these regulations could result in the termination of the contract, imposition of fines, and suspension or debarment from competing for or receiving awards of additional Government contracts. Exclusion of the Company from federal procurements, the termination of any of the Company's significant Government contracts or the imposition of such penalties could have a material adverse effect on the Company.

RESULTS OF OPERATIONS

Net revenues for the quarter ended January 31, 2000 were $7,128,063 as compared to $11,711,620 for the quarter ended January 31, 1999, a decrease of 39%. The decrease in revenues is primarily due to the May 1999 termination of a significant contract with the U.S. Air Force. During fiscal 2000, the Company has executed strategies to develop new markets and continue to diversify its product mix in order to continue the revenue growth.

Gross margin, as a percentage of sales, increased to 20.8% from 17.3% for the quarter ended January 31, 1999. The increase in gross margin is a growth in higher margin sales in the Company's product mix.

For the quarters ended January 31, selling and marketing expenses decreased from $750,887 in fiscal 1999 to $299,810 in fiscal 2000. The decrease is attributable to the elimation of expensive marketing programs as well as the utilization of co-operative marketing arrangements with certain vendors which reduced the overall marketing costs.

General and administrative expenses decreased from $1,646,914 for the quarter ended January 31, 1999 to $1,519,265 for the quarter ended January 31, 2000. The decrease is a result of improved cost controls as well as planned cost reductions of certain operating expenses that were implemented during the quarter. The Company will continue to focus on cost controls so that the projected revenue growth will not be offset by proportionate increases in operating expenses.

Interest expense, net of interest income, decreased from $211,170 for the quarter ended January 31, 1999 to $160,919 for the quarter ended January 31, 2000. This decrease is a direct result of the Company's reduction of its outstanding debt. During the first quarter, the Company utilitized its cash proceeds provided from operations to extinguish its debt from the line of credit assumed with the purchase of International Data Products. On December 29, 1999, the Company paid the financial institution approximately $3.0 million towards the outstanding principal balance. In conjunction with the payment, the financial instituition forgave $750,000 of the outstanding debt which the Company has properly recorded as an extraordinary gain for the quarter ended January 31, 2000. The remaining outstanding principal balance of approximately $832,000 was converted to a two year note maturing in January 2002 bearing interest at the prime rate plus one percent.

The Company reported net income of $160,702 for the quarter ended January 31, 2000 as compared to a net loss of $547,673 for the same period in the prior year. This is result of the Company's cost controls, improved margins, product diversification and market focus as mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended January 31, 2000, the Company produced income of $4,377,963 from its operating activities. The Company generated cash of $1,433,119 and $1,416,493 from the net collection of accounts receivable and net receipts for unearned products and services, respectively. The purchase of inventory of $253,427 and the net payment of accounts payable of $1,425,866 were the principal use of funds.

Funds used for investing activities consisted of the purchase of property and equipment of $247,416. Net cash used for financing activities consisted of repayments on the line of credit of $3,790,705 and payments on notes payable of $23,478. In February 2000, the Company restructured its existing line of credit from $15 million to $5 million with an expiration date of November 30, 2000 bearing interest at the prime rate plus 1%. As of January 31, 2000, the Company's outstanding balance on the line of credit is $2,300,000.

As of January 31, 2000, the Company had a working capital deficit of approximately $844,000. The Company believes the bank facility, together with cash on hand, cash generated from operations, sales of certain lease agreements and significant income tax refunds due will provide sufficient financial resources to finance the current operations of the Company through fiscal 2000. The Company also expects to generate liquidity in fiscal 2000 through the issuance of preferred stock.

From time to time, the Company may pursue strategic acquisitions or mergers which may require significant additional capital, additional capital may be required to satisfy unusual or infrequent expenses. In such event, the Company may seek additional financing of debt and/or equity.

YEAR 2000 DISCLOSURE

To date, the Company has experienced no failures or disruptions in its internal operating systems, its products or in its third party vendors or suppliers caused by any computer applications used by the Company being unable to recognize and perform properly date-sensitive functions involving certain dates prior to and any date after December 31, 1999 (the "Year 2000 Problem"). The Company believes that there will be no compliance issues related to the Year 2000 Problem that could have a material effect on its financial condition or results of operations.

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

                            Dunn Computer Corporation
                                   (Registrant)

Date:    March 16, 2000                     By:  /s/ Thomas P. Dunne
--------------------------------------------------------------------------------
                                            Thomas P. Dunne
                                            President,
                                            Chief Executive Officer