Form 10-K/A
period 1999-10-31
DUNN COMPUTER CORP /VA/
filed 2000-04-05
CIK 1058027

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON APRIL 5, 2000
                                                        REGISTRATION NO.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                      DOCUMENTS INCORPORATED BY REFERENCE

                                    NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         Set forth below is certain information regarding the directors, including the nominees, and executive officers of the Company:

---------------------------------------------------------------------------------------------------------
NAME                                  AGE    POSITION
---------------------------------------------------------------------------------------------------------
Thomas P. Dunne                       58     Chairman of the Board, Chief Executive Officer, and
                                             President
---------------------------------------------------------------------------------------------------------
John D. Vazzana                       56     Executive Vice President, Chief Financial Officer, Director
---------------------------------------------------------------------------------------------------------
Claudia N. Dunne                      40     Vice President, Director
---------------------------------------------------------------------------------------------------------
VADM E. A. Burkhalter, Jr. USN        70     Director
---------------------------------------------------------------------------------------------------------
Daniel Sinnott                        65     Director
---------------------------------------------------------------------------------------------------------
Benjamin Krieger                      65     Director
---------------------------------------------------------------------------------------------------------

         All Directors are elected to staggered three-year terms. Each Director holds office until a successor is elected and qualified unless the Director dies, resigns, or is removed from office. Executive officers hold office until their successors are chosen and qualified, subject to earlier removal by the Board of Directors. There are currently six Directors on the Company's Board of Directors. Set forth below is a biographical description of each executive officer and Director of the Company:

THOMAS P. DUNNE has been Chairman, Chief Executive Officer and President of Dunn since he founded the company in 1987. As a Class III director, the current term of Mr. Dunne on the Board of Directors is until the first annual meeting after fiscal year 2000. From 1982 to 1987, Mr. Dunne was the Director of Sales of Syntrex, Inc., a corporation that supplies computer hardware and software to the legal profession. Prior thereto, Mr. Dunne spent 12 years with the computer division of Perkin Elmer Corporation, where he held several positions, including Director of North American Sales. Mr. Dunne also served in the United States Army for two years where he was a Senior Instructor with the Army Electronics Command. Mr. Dunne is married to Claudia N. Dunne, the Vice President of the Company.

JOHN D. VAZZANA has been a Class I Director of Dunn since 1994 and was Executive Vice President and Chief Financial Officer until his resignation effective August 31, 1999. From 1992 to 1994, Mr. Vazzana was the Chief Executive Officer of Hitchler Industry; a manufacturer of plastic lumber made from recycled plastic. From 1986 to 1992, Mr. Vazzana was founder and Chief Executive Officer of NRM Steelastic, a company engaged in the manufacture of capital equipment for the tire industry. Prior thereto, Mr. Vazzana was Executive Vice President of C3, Inc., a federal computer systems integrating company, which he joined in 1974.

CLAUDIA N. DUNNE, a co-founder of Dunn, has been Vice President and a Class I Director of Dunn since its inception. From 1985 to 1987, Ms. Dunne was a Federal Proposal Manager for Syntrex, Inc. From 1983 to 1985, Ms. Dunne was Proposal Manager for Harris and Paulson, which also sold minicomputers and proprietary time and accounting software for law firms. Ms. Dunne is married to Thomas P. Dunne, the President of the Company.

VICE ADMIRAL E. A. BURKHALTER, JR., USN (RET.) has been a Class II Director of Dunn since January 1997. Mr. Burkhalter is currently the President of Burkhalter Associates, Inc.; a consulting firm providing services in the areas of international and domestic strategy, management policy and technology applications, for both government and industry. Mr. Burkhalter spent 40 years as a member of the United Stated Navy, during which time he held several positions, including Director of Strategic Operations for the Chairman of the Joint Chiefs of Staff. He is currently the Chairman of the Attorney General's Policy Advisory Panel for Law Enforcement Technology, a member of the Director of Central Intelligence (DCI) Military Advisory Panel and an advisor to the Defense Intelligence Agency. He is also an Officer and Director of the Navy Submarine League.

DANIEL SINNOTT has been a Class II Director of Dunn since January, 1997. Mr. Sinnott is currently a consultant with Worldwide Internet Solutions, Inc. ("WIZnet"). WIZnet provides electronic catalogs and adaptive recognition search technology and facilitates electronic commerce linking buyers and sellers via secure mail. From 1995 until March 1998, Mr. Sinnott was Chief Executive Officer of WIZnet. In 1991 Mr. Sinnott was a founder of Sinnott Bruno & Company ("SB&C"). SB&C is a management consulting firm providing advisory services to executive and management organizations that are in the emerging transition stages of development. Mr. Sinnott worked full time with SB&C from 1991 until joining WIZnet in 1995.

BENJAMIN KRIEGER was appointed by the Board of Directors as a Class III Director of Dunn to fill a vacancy created by the resignations of Jorge and Oscar Fuster in November 1998. Mr. Krieger is currently a Partner with Corporate Development International (CDI). CDI specializes in the Pulp & Paper, Packaging, Graphic Arts and Distribution Industries. Prior to his current employment, Mr. Krieger was President, CEO and a Director of Ris Paper Company. Mr. Krieger began his career with Mead Corporation which he was promoted through the Company during his 25 year tenure. Mr. Krieger also serves on the Board of Directors for Intraco Systems, Inc. and Donside, USA.

COMMITTEES OF THE BOARD

         The Company's Board of Directors has an Audit Committee, comprised of three outside Directors. In fiscal year 1999, the Audit Committee met 2 times. The Audit Committee reviews and approves the scope of the annual audit undertaken by the Company's independent certified public accountants and meets with them on a regular basis to review the progress and results of their work as well as any recommendations they may make. The Company's Board of Directors also has a Compensation Committee, comprised two outside Directors and Thomas P. Dunne. In fiscal year 1999, the Compensation Committee met 2 times. All of the members of each committee attended at least 75% of the meeting held by each committee on which he served.

COMPENSATION OF DIRECTORS

         Dunn has not paid, and the Company does not presently propose to pay, compensation to any Director for acting in such capacity, except for nominal sums for attending Board of Directors meetings and reimbursement for reasonable expenses in attending those meetings. In January 1997, Dunn granted each of its two outside Directors a stock option to purchase 20,000 shares of Dunn's common stock at an exercise price of $4.15 per share. The Company believes the exercise price of $4.15 per share was the fair market value at the time of the grants. In January 1999, Dunn granted each two of its outside Directors, Daniel Sinnott and VADM Burkhalter stock options to purchase an additional 10,000 shares of Dunn's common stock at an exercise price of $5.375 per share. The Company believes the exercise price of $5.375 per share was the fair market value at the time of the grants. In June 1999, Dunn granted two of its outside Directors, Daniel Sinnott and VADM Burkhalter stock options to purchase an additional 10,000 shares of Dunn's common stock at an exercise price of $2.03 per share. The Company believes the exercise price of $2.03 per share was the fair market value at the time of the grants. All of the options granted to the outside directors were pursuant to the Company's 1997 Stock Option Plan.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's officers and directors, and persons who own more than 10% of the Company's common stock to file reports of ownership and changes in ownership of the Company's common stock with the Securities and Exchange Commission and Nasdaq. Based solely on a review of the copies of such reports and written representations from the reporting persons that no other reports were required, the Company believes that during the fiscal year ended October 31, 1998, its executive officers, directors and greater than ten percent shareholders filed on a timely basis all reports due under Section 16(a) of the Exchange Act, with the following exception: George D. Fuster who served as President of IDP and a Director of Dunn until November 23, 1998 and D. Oscar Fuster who served as Executive Vice President of IDP and a Director of Dunn until November 23, 1998 should both have filed Forms 4 and 5 and, to the Company's knowledge, are presently delinquent in doing so.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth certain information regarding compensation paid by the Company during each of the last three fiscal years to the Company's Chief Executive Officer and to each of the Company's executive officers who were paid in excess of $100,000 ("Named Officers").

                           SUMMARY COMPENSATION TABLE

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION                  YEAR          SALARY ($)        BONUS ($)     NUMBER OF OPTIONS
---------------------------                  ----          ----------        ---------         GRANTED
                                                                                               -------
                                                               ANNUAL COMPENSATION            LONG-TERM
                                                               --------------------          COMPENSATION
                                                                                             ------------
Thomas P. Dunne..........................      1997          $240,000             -0-               -0-
Chairman, Chief Executive                      1998          $240,000             -0-               -0-
Officer and President                          1999          $240,000             -0-               -0-

John D. Vazzana..........................      1997          $240,000             -0-               -0-
Executive Vice President, Chief                1998          $240,000             -0-               -0-
Financial Officer, and Director                1999        * $160,000             -0-               -0-


* Resigned as Executive Vice President and Chief Financial Officer effective August 31, 1999.

EMPLOYMENT AGREEMENTS

         The Company has an employment agreement with Thomas P. Dunne. The agreement for Mr. Dunne has a term of three years commencing April 1997 and automatically renews for additional one year terms unless terminated by either the Company or the employee. The agreement provides for a $240,000 salary and a bonus at the discretion of the Company's Board of Directors. The bonus may not exceed the lesser of 5% of the Company's pre-tax income for the preceding fiscal year or $250,000.

INCENTIVE STOCK OPTION PLAN

         Under Dunn's 1997 Stock Option Plan (the "Option Plan"), options to purchase a maximum of 2,500,000 shares of common stock of Dunn (subject to adjustments in the event of stock splits, stock dividends, recapitalizations and other capital adjustments) may be granted to employees, officers and directors of Dunn and certain other persons who provide services to Dunn.

EMPLOYEE STOCK PURCHASE PLAN

         In August, 1998, the Board adopted an Employee Stock Purchase Plan (the "Purchase Plan") whereby employees may purchase Company stock through a payroll deduction plan. The purchase price of the stock is 85% of the market price. All employees, including officers but not directors, are eligible to participate in this plan. None of the Named Officers participated in this plan during fiscal 1999. The current executive officers are presently ineligible to participate in the plan because their stock ownership exceeds five percent of the outstanding common stock.

RETIREMENT PLANS

         Dunn established a discretionary contribution plan effective May 1, 1995 (the "401(k) Plan") which was amended on May 1, 1999, for its employees who have completed one month of service with Dunn. The 401(k) Plan is administered by Merrill Lynch and permits pre-tax contributions by participants pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"), up to the maximum allowable contributions as determined by the Code. Dunn may match participants' contributions on a discretionary basis. In fiscal 1995 and 1996, Dunn contributed $0.25 for each $1.00 contributed by the employee. The Company contributed $1,800 in fiscal 1998 with respect to each of Mr. Dunne and Mr. Vazzana in connection with their participation in the 401(k) Plan. No contributions were made to any officers or employees during fiscal 1999.

         Effective November 1, 1995, Dunn established a defined benefit plan covering substantially all salaried employees who have completed twelve months of service with Dunn (the "Pension Plan"). The Pension Plan benefits are based on the years of service and the employee's compensation. Dunn contributes, on an annual basis, amounts sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974 ("ERISA"). Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. The assets of the Pension Plan are invested in money markets and investment-grade corporate debt and equity instruments. Dunn contributed an aggregate of approximately $250,000 for the Pension Plan years ending October 31, 1995, 1996, 1997, 1998, which amount met the minimum funding requirements under ERISA. On October 31, 1999, Dunn terminated the defined benefit plan which resulted in the immediate vesting of all participants at that time. Benefits of the plan will be distributed during fiscal year 2000.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Company's Board of Directors has a Compensation Committee comprised of VADM Burkhalter, Mr. Sinnott and Mr. Dunne. Mr. Dunne is the Chief Executive Officer and Chairman of the Board of the Company.

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

         The Compensation Committee annually reviews and approves the compensation of Thomas Dunne. Mr. Dunne participates in the bonus plan, with his bonus tied to pre-tax income goals. His maximum possible bonus for fiscal 1999 was 104% of his base salary. Based on the Company's performance for fiscal 1999, Mr. Dunne was awarded no cash bonus for fiscal 1999.

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

             NAME AND ADDRESS OF                    NUMBER OF SHARES       PERCENTAGE OF
              BENEFICIAL OWNER                        COMMON STOCK          OUTSTANDING
              ----------------                      BENEFICIALLY OWNED       COMMON STOCK
                                                    ------------------     BENEFICIALLY OWNED
                                                                           ------------------
Thomas P. Dunne (1)..........................            2,399,375(2)              25.7%
John D. Vazzana (1)..........................              581,875                  6.2%
Claudia N. Dunne (1).........................            2,399,375(3)              25.7%
VADM E.A. Burkhalter (1).....................               40,000(4)           *
Daniel Sinnott (1)...........................               40,000(4)           *

All Executive Officers and Directors as a                2,981,250(5)              31.6%
  Group......................................

-----------------
-        persons less than 1%

(1) The address of each of such individuals is c/o Dunn Computer Corporation, 1306 Squire Court, Sterling Virginia 21066.

(2) Includes 560,000 shares of Common Stock held by Claudia Dunne, the Company's Vice President, and Mr. Dunne's wife, of which Mr. Dunne disclaims beneficial ownership.

(3) Includes 1,839,375 shares of Common Stock held by Thomas Dunne, the Company's President and CEO, and Ms. Dunne's husband, of which Ms. Dunne disclaims beneficial ownership.

(4) Represents shares of the Company's Common Stock underlying stock options granted pursuant to the 1997 Stock Option Plan.

(5) Does not include 80,000 shares of Common Stock underlying options which are held by the Company's two outside directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

                                                       DUNN COMPUTER CORPORATION

                                                       By:  /s/ THOMAS P. DUNNE
                                                            -----------------------------------------
                                                                         Thomas P. Dunne
Date: April 5, 2000                                         PRESIDENT AND CHIEF EXECUTIVE OFFICER

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

                        NAME                                      TITLE                    DATE
                        ----                                      -----                    ----
                 /s/ THOMAS P. DUNNE
     -------------------------------------------       President, Chief Executive   April 5, 2000
                   Thomas P. Dunne                       Officer and Director

                /s/ CLAUDIA N. DUNNE
     -------------------------------------------       Vice President and Director  April 5, 2000
                  Claudia N. Dunne

                  /s/ JOHN VAZANNA
     -------------------------------------------       Director                     April 5, 2000
                    John Vazanna

              /s/ VADM E. A. BURKHALTER
     -------------------------------------------       Director                     April 5, 2000
          VADM E. A. Burkhalter USN (Ret.)

                 /s/ DANIEL SINNOTT
     -------------------------------------------       Director                     April 5, 2000
                   Daniel Sinnott

                /s/ BENJAMIN KREIGER
     -------------------------------------------       Director                     April 5, 2000
                  Benjamin Kreiger