Form 10-Q
period 2000-04-30
DUNN COMPUTER CORP /VA/
filed 2000-06-14
CIK 1058027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                                   (Mark one)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2000

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

                                    NO CHANGE
     (Former name or former address, if changed since last report) Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes X   No______.
        As of June 1, 2000 there were 9,649,409 shares of the registrant's common stock outstanding.

                            Dunn Computer Corporation
                                 Form 10-Q Index
                  For the Quarterly period ended April 30, 2000

   Description                                                                                            Page

Part I.             Financial Information...............................................................    3

Item 1.             Financial Statements................................................................    3

                    Consolidated Statements of Operations for the three month and six month periods
                    ended April 30, 2000 and 1999       ................................................    3
                    Consolidated Balance Sheets as of April 30, 2000 and October 31, 1999...............    4
                    Consolidated Statements of Cash Flows for the six month periods ended April 30,
                    2000 and 1999.......................................................................    5
                    Notes to the Consolidated Financial Statements......................................    6

Item 2.             Management's Discussion and Analysis of Financial Condition and Results of
                    Operations..........................................................................    8

Part II.            Other Information...................................................................    10

Item 1.             Legal Proceedings...................................................................    10
Item 2.             Changes in Securities and Use of Proceeds...........................................    11
Item 6.             Exhibits and Reports on Form 8-K....................................................    11



PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DUNN COMPUTER CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)



                                                           Three Months Ended                       Six Months Ended
                                                                April 30,                              April 30,

                                                      1999                 2000                1999                 2000
                                                 ----------------    -----------------    ----------------    -----------------
                                                 ----------------    -----------------    ----------------    -----------------

  Net revenues                                        $9,440,804          $10,602,548         $21,152,424          $17,730,611
  Cost of revenue                                      6,791,033            8,595,201          16,476,026           14,241,946
                                                 ----------------    -----------------    ----------------    -----------------
  Gross profit                                         2,649,771            2,007,347           4,676,398            3,488,665

  Selling and marketing                                  617,630              291,972           1,368,517              591,782
  General and administrative                           1,786,668            1,098,505           3,433,582            2,617,770
  Amortization of goodwill                               172,218               87,466             362,547              174,932
                                                 ----------------    -----------------    ----------------    -----------------
  Income (loss) from operations                           73,255              529,404           (488,248)              104,181

  Interest (expense)income, net                        (158,343)            (137,009)            (369,513)           (297,928)
  Other income (expense)                                 39,502             (151,651)              39,502            (154,807)
                                                 ----------------    -----------------    ----------------    -----------------
  Net (loss) income before extraordinary item and
  income taxes

                                                        (45,586)              240,744           (818,259)            (348,554)
  Extraordinary gain - early extinguishment of debt

                                                               -                    -                   -              750,000
                                                 ----------------    -----------------    ----------------    -----------------

  Net (loss) income                                     (45,586)              240,744           (818,259)              401,446
                                                 ----------------    -----------------    ----------------    -----------------

  Provision for income taxes                                   -                    -             225,000                    -
                                                 ----------------    -----------------    ----------------    -----------------

  Net (loss) income                                   $ (45,586)             $240,744         $ (593,259)             $401,446


  Preferred stock accretion                                    -             (529,411)                  -            (529,411)
                                                 ----------------    -----------------    ----------------    -----------------
                                                 ----------------    -----------------    ----------------    -----------------

  Net loss available to common stockholders           $ (45,586)            (288,667)         $ (593,259)            (127,965)
                                                 ================    =================    ================    =================

  Basic and diluted loss per share                       $ (.01)              $ (.03)             $ (.07)              $ (.01)
                                                 ================    =================    ================    =================





The accompanying notes are an integral part of these consolidated statements.

DUNN COMPUTER CORPORATION
CONSOLIDATED BALANCE SHEET


                                                                            OCTOBER 31,              APRIL 30,
                                                                               1999                    2000

                                                                         ------------------     --------------------
                                                                         ------------------     --------------------
                                   ASSETS                                                           (UNAUDITED)

      Current assets

         Cash and cash equivalents                                               $ 655,450                $ 572,761
         Accounts receivable, net                                                5,063,041                7,956,993
         Inventory, net                                                          5,497,634                7,485,633
         Deferred tax asset                                                      1,282,695                1,330,262
         Income tax receivable                                                     585,769                  585,769
         Prepaid expenses and other current assets                                 118,594                  160,429
                                                                         ------------------     --------------------

      Total current assets                                                      13,203,183               18,091,847

         Property and equipment, net                                             1,323,696                1,027,774
         Equipment on lease, net                                                 3,906,011                2,942,720
         Goodwill and other intangible assets, net                               3,559,005                3,384,073
         Investments                                                               150,000                  150,000
         Other assets                                                              145,121                  174,098
                                                                         ------------------     --------------------

      Total assets                                                            $ 22,287,016             $ 25,770,512
                                                                         ==================     ====================


                    LIABILITIES AND STOCKHOLDERS' EQUITY

      Current liabilities

          Accounts payable                                                      $4,822,979              $ 3,528,813
          Accrued expenses                                                       2,515,653                9,167,020
          Accrued litigation costs                                               2,000,000                        -
          Line of credit                                                         3,790,705                1,757,900
          Notes payable, current                                                   324,933                  418,920
          Unearned revenue                                                       1,170,417                2,027,495
                                                                         ------------------     --------------------

      Total Current Liabilities                                                 14,624,687               16,900,148

         Notes payable, long-term portion                                          545,250                  295,756
         Line of Credit - long-term                                              2,300,000

      Stockholders' equity

          Preferred Stock $.001 par value; 2,000,000 shares                              -
                 authorized, 3,000 shares issued and outstanding                                                  3

          Common Stock, $.001 par value: 20,000,000 shares authorized, 9,419,509 and 9,649,409 shares issued and outstanding at October 31, 1999
                 and April 30,1999 respectively                                      9,420                    9,650
          Additional paid in capital                                            37,721,749               41,077,599
          Treasury Stock, 400,000 shares;                                      (3,432,500)              (3,432,500)
          Retained Earnings                                                   (29,481,590)             (29,080,144)
                                                                         ------------------     --------------------

      Total Stockholders' equity                                                 4,817,079                8,574,608
       38,372,692
      14,901,916
                                                                         ------------------     --------------------

      Total liabilities and stockholders' equity                               $22,287,016              $25,770,512
      $62,964,600   $28,237,385                                          ==================     ====================


The accompanying notes are an integral part of these consolidated financial statements.

DUNN COMPUTER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                                    Six Months Ended
                                                                                       April 30,

                                                                                1999               2000
                                                                         ---------------------------------------


OPERATING ACTIVITIES

Net income (loss)                                                                $(593,259)           $ 401,446
Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
Gain on sale of leases                                                                    -            (21,436)
Depreciation and amortization of property and
equipment                                                                         1,304,003           1,450,552
Amortization of goodwill and other intangibles                                      362,547             174,932
   Changes in operating assets and liabilities:
  Accounts receivable                                                             6,393,212         (2,893,952)
  Investment in sales-type leases                                                 2,949,490                   -
  Inventory                                                                       3,121,643         (1,987,999)
  Prepaid expenses and other assets                                                  90,915            (70,812)
  Accounts payable                                                              (9,468,084)         (1,294,166)
  Accrued expenses                                                              (1,979,970)           4,651,367
  Deferred tax asset (credit)                                                             -            (47,567)
  Unearned revenue and other liabilities                                        (1,852,748)             857,078
                                                                         ---------------------------------------
Net cash provided by operating activities                                           327,749           1,219,443

INVESTING ACTIVITIES
Purchases of property and equipment                                               (650,363)           (169,903)
                                                                         ---------------------------------------
Net cash used in investing activities                                             (650,363)           (169,903)

FINANCING ACTIVITIES
Proceeds from issuance of preferred stock                                                 -           2,743,355
Proceeds from issuance of common stock                                                    -             612,728
Payments on notes payable                                                         (922,052)           (155,507)
Purchase of treasury stock                                                          (2,125)                   -
Proceeds from (repayments on) lines of credit, net                                2,190,613         (4,332,805)
                                                                         ---------------------------------------

Net cash provided by financing activities                                         1,266,436         (1,132,229)
Net increase (decrease) in cash and cash equivalents                                943,822            (82,689)
Cash and cash equivalents at beginning of year                                            -             655,450
                                                                         ---------------------------------------
Cash and cash equivalents at end of year                                          $ 943,822           $ 572,761
                                                                         =======================================


SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                                                     $ 188,683           $ 137,009
                                                                         =======================================
Income taxes paid                                                                 $       -           $       -
                                                                         =======================================




The accompanying notes are an integral part of these consolidated financial statements.

DUNN COMPUTER CORPORATION
NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

The consolidated financial statements for the three and six month periods ended April 30, 2000 and 1999 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K of Dunn Computer Corporation (the "Company") which includes consolidated financial statements and notes thereto for the years ended October 31, 1999 and 1998.

2.   EARLY EXTINGUISHMENT OF DEBT

In conjunction with the purchase of IDP, the Company assumed a credit facility of $25,000,000 secured by inventory and accounts receivable of IDP. The outstanding balance on this line of credit at October 31, 1999 was approximately $4,622,000. The interest rate applicable to this line of credit at that date was 8.05%.

On November 8, 1999, the Company executed an agreement with the financial institution to terminate this facility. Under the terms of the agreement, the Company repaid approximately $3.0 million of the outstanding principal balance prior to December 31, 1999. In conjunction with the agreement, approximately $750,000 ($.08 per share) was forgiven by the financial institution and the remaining principal balance of approximately $832,000 was converted into a two year note maturing in January 2002 bearing interest at the prime rate. The Company has properly reflected the $750,000 as an extraordinary gain for the quarter ended January 31, 2000 which resulted in income of approximately $.08 per share.

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

5.   PRIVATE PLACEMENT

On March 13, 2000, the Company sold 3,000 shares of it Series A Convertible Preferred Stock in a private placement which is exempt from registration provided by Regulation D Rule 506 promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended. The Company received net proceeds of approximately $2.7 million which will be used to fund current and future operations. The Series A Convertible Preferred Stock is convertible into common stock at the price equal to the lesser of 85% of the average of the three lowest closing bid prices of the common stock for the 25 days prior to the conversion date or $3.64. The

Company recorded a deemed dividend of $529,411 for the six month period ended April 30, 2000 for the beneficial conversion feature.

6.   EARNINGS PER SHARE

Basic and diluted earnings per common share is calculated by dividing the net earnings (loss) available to common shareholders by the weighted average number of common shares outstanding. Due to their antidilutive effects, outstanding shares of preferred stock, stock options and warrants to purchase shares of common stock were excluded from the computation of diluted earnings per share for all periods presented.

7.   CONTINGENCIES

EMPLOYEE TERMINATION

In November 1998, a former employee of the Company filed a demand for arbitration with the American Arbitration Association, alleging a breach of his employment agreement with the Company and seeking in excess of $2,350,000 in damages from the Company. The Company filed an answer denying the claimant's allegations and stating a counterclaim against the former officer for breach of the employment agreement and for conversion of certain of the Company's property. In a Final Arbitration Award dated August 27, 1999, the arbitrator found in favor of the former employee on certain of the issues presented at the arbitration and awarded the former employee in excess of $1.6 million in damages and attorneys' fees. On December 10, 1999, the Fairfax County Circuit Court denied the Company's motion to vacate the award and confirmed the award. On March 2, 2000, the Company executed a settlement agreement with the former employee. In accordance with the agreement, the Company paid the former employee $1 million and issued 225,000 shares of the Company's Common Stock.

MICROSOFT LICENSING AGREEMENT

IDP entered into a Government Integrator Agreement, as amended, with Microsoft Corporation (Microsoft) in 1998 for the licensing of certain Microsoft software. During 1999, Microsoft asserted that IDP owed approximately $800,000 under this agreement due primarily to amended billings by Microsoft concerning sales by IDP. The Company has accrued for amounts due Microsoft based on the original billing terms. The Company believes that it has meritorious defenses to Microsoft's allegations and intends to vigorously defend itself if a suit is filed. The Company cannot estimate at this time the amount of the liability to be incurred, if any, but does not believe that this matter will have a material adverse effect upon the Company's financial position or results of operations and as such, the Company has not recorded any amount relating to this matter, beyond amounts accrued as noted above, in the accompanying financial statements.

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

TEAMING PARTNERSHIP AGREEMENT

In May 1999, a former contract teaming partner filed a demand for arbitration with the American Arbitration Association, alleging breach of certain contract agreement with the Company. The issue relates to disputed commissions due to the former teaming partner. The former teaming partner is seeking damages of approximately $186,000. The matter is currently in arbitration. Although the Company is aggressively defending this claim, it has accrued for this potential liability in the fiscal 1999 results.

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

OVERVIEW

Dunn Computer Corporation (together with its wholly-owned subsidiaries, the "Company" or "Dunn") manufactures custom computer systems and provides related services to departments, agencies and offices of the federal government (the "Government") and selected businesses. The Company provides its customers with single-source solutions by manufacturing its own brand of desktop and portable computers and high performance network client servers and offering services, which include network consulting, project implementation, and technical support. The Company currently derives revenues from hardware sales to the Government and to medium and large businesses. The Company sells its products and services to more than 300 customers, including entities within the Department of Defense, Lockheed Martin Corporation, Blue Cross and Blue Shield Association, the District of Columbia Government and the Puerto Rican Government.

For the six month period ended April 30, 2000, the Company dervied a portion of its revenues from Government contracts. Government contracts, by their terms, generally can be terminated at anytime, without cause for the convenience of the Government. If a Government contract is so terminated, the contractor generally is entitled to receive compensation for the services provided or certain costs incurred at the time of termination and a reasonable profit on the contract work performed prior to the date of termination. In addition, all Government contracts require compliance with various contract provisions and procurement regulations and in certain cases, accounting and audit requirements. If not cured, certain violations of these regulations could result in the termination of the contract, imposition of fines, and suspension or debarment from competing for or receiving awards of additional Government contracts. Exclusion of the Company from federal procurements, the termination of any of the Company's significant Government contracts or the imposition of such penalties could have a material adverse effect on the Company.

RESULTS OF OPERATIONS

Net revenues for the quarter ended April 30, 2000 were $10,602,548 as compared to $9,440,804 for the quarter ended April 30, 1999, an increase of approximately 12%. Net revenues for the second quarter of fiscal 2000 increased by approximately 49% of the first quarter fiscal 2000 revenues. The increase is primarily attributable to the commencement of a significant contract with the Puerto Rican Government in April 2000.

Net revenues for the six month period ended April 30, 2000 were $17,730,611 compared to $21,152,424 for the six month period ended April 30, 1999. The decrease is attributable to the loss of a signficant government contract that was terminated in May 1999.

Gross margin, as a percentage of sales, decrease to 19% for the quarter ended April 30, 2000 from 28% for the quarter ended April 30, 1999. Gross margins commonly fluctuate from quarter to quarter as a result of current market conditions and the Company's product mix. For the six months ended April 30, gross margin was approximately 20% in fiscal 2000 compared to 22% in fiscal 1999.

For the quarters ended April 30, selling and marketing expenses decreased to $291,972 in fiscal 2000 from $617,630 in fiscal 1999. For the six month period ended April 30, selling and marketing expenses decreased to $591,782 in fiscal 2000 from $1,368,517 in fiscal 1999. The decrease is attributable to the elimation of expensive marketing programs as well as the utilization of co-operative marketing arrangements with certain vendors which reduced the overall marketing costs.

General and administrative expenses decreased to $1,098,505 for the quarter ended April 30, 2000 from $1,786,668 for the quarter ended April 30, 1999. For the six month period ended April 30, general and administrative expenses decreased to $2,617,770 in fiscal 2000 from $3,433,582 in fiscal 1999, a decrease of approximately 24%. The decrease resulted primarily from the Company's efforts to manage general and administrative expenses relative to its net revenue and gross margin.

Interest expense, net of interest income, decreased to $137,009 for the quarter ended April 30, 2000 from $158,343 for the quarter ended April 30, 1999. For the six month period ended April 30, interest expense, net of interest income, decreased to $297,928 in fiscal 2000 from $369,513 in fiscal 1999. This decrease is a direct result of the Company's reduction of its outstanding debt in the first quarter of fiscal 2000.

The Company reported net income of $240,744 for the quarter ended April 30, 2000 as compared to a net loss of $45,586 for the same period in the prior year. Net Income for the six month period ended April 30, was $401,446 for Fiscal 2000 as compared to a net loss of $593,259 for fiscal 1999. This is the result of the Company's management of costs relative to net revenue as well as additional contracts awarded in the second quarter of fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended April 30, 2000, the Company produced positive cash flow of $1,219,443 from its operating activities. The Company generated $857,078 of cash receipts for unearned products and services. The purchase of inventory of $1,987,999 and manufacturing and billing of $2,893,952 of goods and services were the principal use of funds.

Funds used for investing activities consisted of the purchase of property and equipment of $169,903. Net cash used for financing activities consisted of net repayments on the line of credit of $4,332,805 and payments on notes payable of $155,507. In February 2000, the Company restructured its existing line of credit from $15 million to $5 million with an expiration date of November 30, 2000 bearing interest at the prime rate plus 1%. As of April 30, 2000, the Company's outstanding balance on the line of credit is $1,757,900.

As of April 30, 2000, the Company had working capital of approximately $1,191,699. The Company believes the bank facility, together with cash on hand, cash generated from operations, sales of certain lease agreements and income tax refunds due will provide sufficient financial resources to finance the current operations of the Company through fiscal 2000. In addition, the Company sold 3,000 shares of its Series A Convertible Preferred Stock on March 13, 2000 which generated approximately $2.7 million in net proceeds which will be used to fund current and future operations.

From time to time, the Company may pursue strategic acquisitions or mergers which may require significant additional capital, and additional capital may be required to satisfy unusual or infrequent expenses. In such event, the Company may seek additional financing of debt and/or equity.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

Not applicable.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

By letter dated April 15, 1998, DDI, a competitor of IDP, asserted that IDP is bound by a settlement agreement entered into in connection with certain litigation, calling for payments to the competitor of 1.8% of the first $250 million of IDP's gross sales under the Desktop V contract. IDP and the Company dispute this claim. On June 1, 1998, the Company filed a Complaint for Declaratory Judgment in the U.S. District Court of the Eastern District of Virginia seeking a declaration that DDI is not entitled to receive payments under the settlement agreement. The defendant counter-claimed against the Company claiming it did not breach the settlement agreement and is entitled to the payments. These matters were litigated and on February 26, 1999, DDI was awarded $1,500 in satisfaction of its claim. DDI subsequently filed an appeal of the judgment. On May 9, 2000, the appeals court upheld the verdict awarded to DDI in the amount of $1,500. This matter is now closed.

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

In November 1998, a former employee of the Company filed a demand for arbitration with the American Arbitration Association, alleging a breach of his employment agreement with the Company and seeking in excess of $2,350,000 in damages from the Company. The Company filed an answer denying the claimant's allegations and stating a counterclaim against the former officer for breach of the employment agreement and for conversion of certain of the Company's property. In a Final Arbitration Award dated August 27, 1999, the arbitrator found in favor of the former employee on certain of the issues presented at the arbitration and awarded the former employee in excess of $1.6 million in damages and attorneys' fees. On December 10, 1999, the Fairfax County Circuit Court denied the Company's motion to vacate the award and confirmed the award. On March 2, 2000 the Company executed a settlement agreement with the former employee in which the Company paid $1 million and issued 225,000 shares of the Company's Common Stock to the former employee.

There are routine legal claims pending against the Company, but in the opinion of management, liabilities, if any, arising from such claims will not have a material adverse effect on the financial condition and results of operation of the Company.

Other than the above, we are not a party in any other material legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 13, 2000 the Company sold 3,000 shares of its Series A Convertible Preferred Stock for net proceeds of approximately $2.7 million. The sale was executed in reliance upon the exemptions from registration provided by Regulation D Rule 506 promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended. No underwriters were utilized for this sale. In accordance with the terms of the agreement, the security holders may convert their shares at the lesser of eighty five percent (85%) of the market price of the common shares immediately preceeding the conversion date or $3.64. The sale was executed in order to obtain captial to fund current and future operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit 11.1: Statement of computation of earnings per share. Exhibit 27:
Financial Data Schedule.

(b) Reports on Form 8-K

A report on Form 8-K dated March 31, 2000 was filed with the commission on May 15, 2000. The report contains information under Item 5 reflecting the issuance of 3,000 shares of Series A Convertible Preferred Stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Dunn Computer Corporation
                                           (Registrant)


Date:    June 14, 2000           By:  /s/ Thomas P. Dunne
--------------------------------------------------------------
                                 Thomas P. Dunne
                                 Chief Executive Officer and President



Date:    June 14, 2000           By:  /s/ Kevin M. Murphy
--------------------------------------------------------------
                                 Kevin M. Murphy
                                 Vice President, Finance