Form 10-Q
period 2000-07-31
DUNN COMPUTER CORP /VA/
filed 2000-09-14
CIK 1058027

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

                                   (Mark one)
    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2000

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
    Yes  X     No      .
        -----    ------

    As of September 1, 2000 there were 9,649,409 shares of the registrant's common stock outstanding.

                           Dunn Computer Corporation
                                Form 10-Q Index
                  For the Quarterly period ended July 31, 2000



Description                                                               Page

Part I.    Financial Information.........................................   3

Item 1.    Financial Statements..........................................
           Consolidated Balance Sheets as of July 31, 2000
             and October 31, 1999........................................   3
           Consolidated Statements of Operations for the three month
             and nine month periods ended July 31, 2000 and 1999 ........   4
           Consolidated Statements of Cash Flows for the nine month
             periods ended July 31, 2000 and 1999 .......................   5
           Notes to the Consolidated Financial Statements................   6

Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations ..................................   9


Part II.   Other Information.............................................  11

Item 1.    Legal Proceedings.............................................  11
Item 4.    Submission of Matters to a Vote of Security Holders...........  12
Item 6.    Exhibits and Reports on Form 8-K..............................  13

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DUNN COMPUTER CORPORATION
CONSOLIDATED BALANCE SHEET

                                                                    October 31,      July 31,
                                                                       1999            2000
                                                                   ------------    ------------
                    ASSETS                                                          (unaudited)

Current assets
   Cash and cash equivalents                                       $    655,450    $    434,795
   Accounts receivable, net                                           5,063,041       4,760,802
   Inventory, net                                                     5,497,634       7,128,455
   Deferred tax asset                                                 1,282,695       1,330,263
   Income tax receivable                                                585,769         404,407
   Prepaid expenses and other current assets                            118,594         232,918
                                                                   ------------    ------------

Total current assets                                                 13,203,183      14,291,640

   Property and equipment, net                                        1,323,696         948,386
   Equipment on lease, net                                            3,906,011       2,002,026
   Goodwill and other intangible assets, net                          3,559,005       3,274,431
   Investments                                                          150,000         150,000
   Other assets                                                         145,121         129,936
                                                                   ------------    ------------

Total assets                                                       $ 22,287,016    $ 20,796,419
                                                                   ============    ============


          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable                                               $  4,822,979    $  5,184,579
    Accrued expenses                                                  2,515,653       3,735,133
    Accrued litigation costs                                          2,000,000              --
    Line of credit                                                    3,790,705       1,374,585
    Notes payable, current                                              324,933         601,838
    Unearned revenue                                                  1,170,417       1,127,196
                                                                   ------------    ------------

Total current liabilities                                            14,624,687      12,023,331

   Notes payable, long-term portion                                     545,250          25,467
   Line of credit - long-term                                         2,300,000              --

Stockholders' equity
    Preferred Stock $.001 par value; 2,000,000 shares                        --               3
      authorized, 3,000 shares issued and outstanding
    Common Stock, $.001 par value: 20,000,000 shares authorized,          9,420           9,650
       9,419,509 & 9,649,409 shares issued and outstanding
       at October 31, 1999 and July 31, 2000, respectively;
    Additional paid in capital                                       37,721,749      41,589,458
    Treasury Stock, 400,000 shares;                                  (3,432,500)     (3,432,500)
    Accumulated deficit                                             (29,481,590)    (29,418,990)
                                                                   ------------    ------------

Total Stockholders' equity                                            4,817,079       8,747,621
                                                                   ------------    ------------

Total liabilities and stockholders' equity                         $ 22,287,016    $ 20,796,419
                                                                   ============    ============



The accompanying notes are an integral part of these consolidated financial statements.

DUNN COMPUTER CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)


                                                           Three Months Ended                Nine Months Ended
                                                                July 31,                         July 31,
                                                        1999              2000             1999            2000
                                                     ------------     ------------     ------------     ------------
Net revenues                                         $  7,255,482     $ 10,328,950     $ 28,407,906     $ 28,059,561
Cost of revenue                                         6,905,927        8,531,879       23,381,954       22,773,825
                                                     ------------     ------------     ------------     ------------
Gross profit                                              349,555        1,797,071        5,025,952        5,285,736
Selling and marketing                                     377,206          246,313        1,745,723          838,095
General and administrative                              2,657,241        1,301,703        6,090,823        3,919,473
Amortization of goodwill                                  193,249           98,554          555,796          273,486
Impairment of goodwill                                 20,638,187               --       20,638,187               --
                                                     ------------     ------------     ------------     ------------
Income (loss) from operations                         (23,516,328)         150,501      (24,004,577)         254,682

Interest (expense) income                                (185,803)        (150,659)        (555,316)        (448,587)
Other (expense) income                                   (166,237)         228,223         (126,735)          73,416
                                                     ------------     ------------     ------------     ------------
Net (loss) income from operations before
extraordinary item and income taxes                   (23,868,368)         228,065      (24,686,628)        (120,489)
Extraordinary gain - early extinguishment of debt              --               --               --          750,000
                                                     ------------     ------------     ------------     ------------
Net (loss) income from operations                     (23,868,368)         228,065      (24,686,628)         629,511

Benefit from income taxes                               1,012,350               --        1,237,350               --
                                                     ------------     ------------     ------------     ------------
Net (loss) income before preferred dividends          (22,856,018)         228,065      (23,449,278)         629,511

Dividends to preferred stockholders                            --          (37,500)              --          (37,500)
                                                     ------------     ------------     ------------     ------------
Net (loss) income                                    $(22,856,018)    $    190,565     $(23,449,278)    $    592,011

Preferred stock accretion                                      --               --               --         (529,411)
                                                     ------------     ------------     ------------     ------------
Net loss (income) available to common stockholders
                                                     $(22,856,018)    $    190,565     $(23,449,278)    $     62,600

Basic (loss) earnings per share                      $      (2.56)    $        .02     $      (2.62)    $        .01

Diluted (loss) earnings per share                    $      (2.56)    $        .02     $      (2.62)    $        .01


The accompanying notes are an integral part of these consolidated statements.

DUNN COMPUTER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)


                                                                 Nine Months Ended
                                                                     July 31,
                                                              1999             2000
                                                           ------------     ------------
Operating activities
Net income (loss)                                          $(23,449,278)    $    592,011
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
Gain on sale of leases                                               --         (272,710)
Depreciation and amortization of property and equipment       1,958,147        2,097,410
Amortization of goodwill and other intangibles                  477,450          284,574
Provision for income tax benefit                             (1,237,350)              --
  Impairment of goodwill                                     20,631,187               --
  Changes in operating assets and liabilities:
  Accounts receivable                                         8,177,205          302,239
  Investment in sales-type leases                             2,949,490               --
  Inventory                                                   4,055,073       (1,630,821)
  Prepaid expenses and other assets                            (351,576)         (99,139)
  Accounts payable                                           (8,449,260)         361,600
  Accrued expenses                                           (2,826,797)        (780,520)
  Income tax receivable                                              --          181,362
  Deferred tax asset (credit)                                        --          (47,568)
  Other Assets                                                   63,710               --
  Unearned revenue and other liabilities                     (2,709,827)         (43,221)
                                                           ------------     ------------
Net cash provided by operating activities                      (704,826)         945,217

Investing activities
(Purchase) sale of property and equipment                    (1,336,398)         454,595
                                                           ------------     ------------
Net cash (used in) provided by investing activities          (1,336,398)         454,595


Financing activities
Proceeds from issuance of preferred stock                            --        2,725,803
Proceeds from issuance of common stock                               --          612,728
Payments on notes payable                                      (931,805)        (242,878)
Purchase of treasury stock                                       (2,125)              --
Proceeds from (repayments on) lines of credit, net            3,798,405       (4,716,120)
Other long term liabilities                                    (137,155)              --
                                                           ------------     ------------


Net cash provided by (used in) financing activities           2,727,320       (1,620,467)
Net increase (decrease) in cash and cash equivalents            686,096         (220,655)
Cash and cash equivalents at beginning of period                     --          655,450
                                                           ------------     ------------

Cash and cash equivalents at end of period                 $    686,096     $    434,795


Supplemental cash flow information
Interest paid                                              $    185,305     $    448,587
Income taxes paid                                                   $--              $--


The accompanying notes are an integral part of these consolidated financial statements.

DUNN COMPUTER CORPORATION
NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

The consolidated financial statements for the three and nine month periods ended July 31, 2000 and 1999 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K of Dunn Computer Corporation (the "Company") which includes consolidated financial statements and notes thereto for the years ended October 31, 1999 and 1998.

2.   Early Extinguishment of Debt

In conjunction with the purchase of IDP, the Company assumed a credit facility of $25,000,000 secured by inventory and accounts receivable of IDP. The outstanding balance on this line of credit at October 31, 1999 was approximately $4,622,000. The interest rate applicable to this line of credit at that date was 8.05%.

On November 8, 1999, the Company executed an agreement with the financial institution to terminate this facility. Under the terms of the agreement, the Company repaid approximately $3.0 million of the outstanding principal balance prior to December 31, 1999. In conjunction with the agreement, approximately $750,000 ($.08 per share) was forgiven by the financial institution and the remaining principal balance of approximately $832,000 was converted into a two year note maturing in January 2002 bearing interest at the prime rate. The Company has properly reflected the $750,000 as an extraordinary gain for the nine months ended July 31, 2000 and resulted in income of approximately $.08 per share.

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

5.  Private Placement

On March 13, 2000, the Company sold 3,000 shares of it Series A Convertible Preferred Stock in a private placement which is exempt from registration provided by Regulation D Rule 506 promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended. The Company received net proceeds of approximately $2.7 million which will be used to fund current and future operations. The Series A Convertible Preferred Stock is convertible into common stock at the price equal to the lesser of 85% of the average of the three lowest closing bid prices of the common stock for the 25 days prior to the conversion date or $3.64. The Company recorded a deemed dividend of $529,411 for the nine month period ended July 31, 2000 for the beneficial conversion feature. The terms of the agreement require the Company to pay the preferred shareholders a 5% dividend per annum. In accordance with the agreement, the Company recorded a preferred stock dividend in the amount of $37,500 for the three month period ended July 31, 2000.

6.  Earnings Per Share

Basic and diluted earnings per common share is calculated by dividing the net earnings (loss) available to common shareholders by the weighted average number of common shares outstanding. Due to their antidilutive effects, outstanding shares of preferred stock, stock options and warrants to purchase shares of common stock were excluded from the computation of diluted earnings per share for the three months ended July 31, 1999 and the nine months ended July 31, 2000 and 1999.

7.  Contingencies

Professional Services Malpractice Claim

In August of 2000, the Company's former legal counsel, Venable, Baetjer and Howard, LLP filed a claim against the Company for approximately $343,087 for legal fees and costs. In response to the claim, the Company filed a counter claim for professional malpractice and breach of fidiciary duty in the amount of $1,568,000. The matter is currently in litigation. An outcome for this matter cannot be predicted.

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

Teaming Partnership Agreement

In May 1999, a former contract teaming partner filed a demand for arbitration with the American Arbitration Association, alleging breach of certain contract agreement with the Company. The issue relates to disputed commissions due to the former teaming partner. In June 2000, the Company executed a settlement agreement with the former teaming partner for $110,000. The Company properly accrued this amount in the fiscal 1999 results.

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

For the nine month period ended July 31, 2000, the Company dervied a portion of its revenues from Government contracts. Government contracts, by their terms, generally can be terminated at anytime, without cause for the convenience of the Government. If a Government contract is so terminated, the contractor generally is entitled to receive compensation for the services provided or certain costs incurred at the time of termination and a reasonable profit on the contract work performed prior to the date of termination. In addition, all Government contracts require compliance with various contract provisions and procurement regulations and in certain cases, accounting and audit requirements. If not cured, certain violations of these regulations could result in the termination of the contract, imposition of fines, and suspension or debarment from competing for or receiving awards of additional Government contracts. Exclusion of the Company from federal procurements, the termination of any of the Company's significant Government contracts or the imposition of such penalties could have a material adverse effect on the Company.

RESULTS OF OPERATIONS

For the three and nine months ended July 31, 2000 compared to the three and nine months ended July 31, 1999

Net revenues for the three months ended July 31, 2000 were $10,328,950 as compared to $7,255,482 for the three months ended July 31, 1999, an increase of approximately 42%. The increase is primarily attributable to the commencement of a significant contract with the Puerto Rican Government in April 2000.

Net revenues for the nine months ended July 31, 2000 were $28,059,561 compared to $28,407,906 for the nine months ended July 31, 1999. Despite the loss of a significant government contract in fiscal 1999, the Company has maintained a constant revenue stream due to several signifcant contracts awarded during fiscal 2000.

Gross margin, as a percentage of sales, increased to 17.4% for the three months ended July 31, 2000 from 4.8% for the three months ended July 31, 1999. For the nine months ended July 31, gross margin was 18.8% in fiscal 2000 compared to 17.7% in fiscal 1999. It should be noted that in fiscal 1999, the Company recorded certain one-time charges which resulted in a significantly lower gross profit percentage. The gross margin percentages for fiscal 2000 three month and nine month periods ended July 31 are consistent with the industry average.

For the three months ended July 31, selling and marketing expenses decreased to $246,313 in fiscal 2000 from $377,206 in fiscal 1999. For the nine months ended July 31, selling and marketing expenses decreased to $838,095 in fiscal 2000 from $1,745,723 in fiscal 1999. The decrease is attributable to the elimation of expensive marketing programs as well as the utilization of co-operative marketing arrangements with certain vendors which reduced the overall marketing costs.

General and administrative expenses decreased to $1,301,703 for the three months ended July 31, 2000 from $2,657,241 for the three months ended July 31, 1999. For the nine month period ended July 31, general and administrative expenses decreased to $3,919,473 in fiscal 2000 from $6,090,823 in fiscal 1999, a decrease of approximately 36%. The decrease resulted primarily from the Company's efforts to manage general and administrative expenses relative to its net revenue and gross margin.

Interest expense, net of interest income, decreased to $150,659 for the three months ended July 31, 2000 from $185,303 for the three months ended July 31, 1999. For the nine months ended July 31, interest expense, net of interest income, decreased to $448,587 in fiscal 2000 from $555,316 in fiscal 1999. This decrease is a direct result of the Company's reduction of its outstanding debt in the first quarter of fiscal 2000.

The Company reported net income of $190,565 for the three months ended July 31, 2000 as compared to a net loss of $22,856,018 for the same period in the prior year. For the nine months ended July 31, the Company reported net income before preferred stock accretion of $592,011 for fiscal 2000 as compared to a net loss of $23,449,278 for the comparable period during fiscal 1999. This is the result of the Company's management of costs relative to net revenue as well as additional contracts awarded in the third quarter of fiscal 2000 and the one-time write-off of goodwill of $20.6 million in the third quarter of fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended July 31, 2000, the Company produced positive cash flow of $945,217 from its operating activities. The Company generated net income before preferred dividends of $592,011 and collected $302,239 on its receivables. The purchase of inventory of $1,630,821 and goods and services of $418,920 were the principal use of funds.

Funds provided by investing activities consisted of the sale of property, equipment and leased assets of $454,595. Net cash used for financing activities consisted of net repayments on the line of credit of $4,716,120 and payments on notes payable of $242,878. In February 2000, the Company restructured its existing line of credit from $15 million to $5 million with an expiration date of November 30, 2000 bearing interest at the prime rate plus 1%. As of July 31, 2000, the Company's outstanding balance on the line of credit is $1,374,585.

As of July 31, 2000, the Company had working capital of approximately $2,268,309. The Company believes the bank facility, together with cash on hand, cash generated from operations, and sales of certain lease agreements will provide sufficient financial resources to finance the current operations of the Company through fiscal 2000. In addition, the Company sold 3,000 shares of its Series A Convertible Preferred Stock on March 13, 2000 which generated approximately $2.7 million in net proceeds which will be used to fund current and future operations.

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

In August of 2000, the Company's former legal counsel, Venable, Baetjer and Howard, LLP filed a claim against the Company for approximately $343,087 for legal fees and costs in the Circuit Court of Fairfax, Virginia. In response to the claim, the Company filed a counter claim for professional malpractice and breach of fidiciary duty in the amount of $1,568,000. The matter is currently in litigation. An outcome for this matter cannot be predicted.

There are routine legal claims pending against the Company, that occur in the ordinary course of business but in the opinion of management, liabilities, if any, arising from such claims will not have a material adverse effect on the financial condition and results of operation of the Company.

Other than the above, we are not a party in any other material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 15, 2000, the Company held its 1999 Annual Meeting of Shareholders. At the annual meeting, the Company's shareholders were asked to vote upon: (i) the election of two Class II directors and one Class III director, (ii) the appointment of an independent accounting firm for the ensuing year, (iii) to approve common stock issuable upon the exercise of the Company's Series A Convertible Preferred Stock, in excess of 19.9% of the Company's outstanding common stock, (iv) to approve an amendment to the Company's certificate of incorporation increasing the authorized number of shares of common stock that may be issued to 50,000,000 shares from 20,000,000 shares and (v) the approval of an amendment to the Company's certificate of incorporation to give the Board of Directors authority to effect one or more stock splits in the future.

The following persons were elected as directors of the company for the ensuing year by the votes next to such persons name:

                      For          Withheld       Against

Daniel Sinnott      8,161,441       43,179            0
VADM Burkhalter     8,160,221       44,399            0
Benjamin Krieger    8,158,171       46,449            0

Daniel Sinnott and VADM Burkhalter were duly elected as Class II Directors of the Company to serve for the next three years and Benjamin Krieger was duly elected as a Class III Director to serve until the next Annual Meeting of Shareholders, additionally each shall serve until their respective successors have been duly elected and qualified.

Ernst & Young, LLP was approved to act as the Company's independent certified public accountants for the ensuing year by the following vote:

                      For           Against         Abstain

                    8,182,743        9,912           11,965

The issuance, if necessary, upon conversion of the Company's Series A Convertible Preferred Stock of more than 1,875,511 shares of common stock, representing 19.9% of the Company's outstanding shares of common stock on the date of sale of the Series A Convertible Preferred Stock, as required by Nasdaq rules was approved by the following vote:


                  For          Against       Abstain        Not Voted

                3,657,814      147,257        13,510        4,386,039

The approval of an amendment to the Company's certificate of incorporation increasing the authorized number of shares of common stock that may be issued to 50,000,000 shares from 20,000,000 shares was approved by the following vote:.

                      For           Against           Abstain

                    8,036,827       157,128           10,665

The approval of an amendment to the Company's certificate of incorporation to give the Board of Directors authority to effect one or more stock splits in the future was approved by the following vote:

                      For              Against        Abstain

                    8,071,068          126,017         7,535

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit 11.1: Statement of computation of earnings per share.
Exhibit 27: Financial Data Schedule.

(b) Reports on Form 8-K

On May 15, 2000, the Company filed a report on Form 8-K which included information reported pursuant to Item 5-Other Events. The report included an unaudited consolidated balance sheet as of March 31, 2000 to reflect the issuance of 3,000 shares of Series A Convertible Preferred Stock.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Dunn Computer Corporation
                                       (Registrant)



Date:    September 14, 2000            By:  /s/ Thomas P. Dunne
                                           -------------------------------------
                                           Thomas P. Dunne
                                           Chief Executive Officer and President





Date:    September 14, 2000            By:  /s/ Kevin M. Murphy
                                           -------------------------------------
                                            Kevin M. Murphy
                                            Vice President, Finance