Form 10-K405
period 2000-10-31
DUNN COMPUTER CORP /VA/
filed 2001-01-26
CIK 1058027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 2000

                                       or

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ________________

                         Commission file number 0-24015

                            DUNN COMPUTER CORPORATION
                            D/B/A STEELCLOUD COMPANY
             (Exact name of registrant as specified in its charter)


Commonwealth of Virginia                                              54-1890464
------------------------                                              ----------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

1306 Squire Court
Dulles, Virginia                                                 20166
-----------------                                                -----
(Address of principal executive offices)                      (Zip Code)


                                 (703) 450-0400
                                 --------------
              (Registrant's telephone number, including area code)

      Securities registered pursuant to Section 12 (b) of the Exchange Act

Title of each class                         Name of exchange on which registered
-------------------                         ------------------------------------

None.


           Securities registered pursuant to Section 12(g) of the Act:

Title of each class                         Name of exchange on which registered
-------------------                         ------------------------------------

Common Stock, $.001 par value per share            Nasdaq National Market System


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if there is disclosure of delinquent filers in response to Item 405 of Regulation S-K contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         The aggregate market value of the voting stock held by non-affiliates of the issuer as of January 18, 2001 was $9,926,167.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   Yes |_| No |_|

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         The number of shares outstanding of the registrant's Common Stock, $.001 par value per share, on January 18, 2001 was 9,806,962.

         Documents incorporated by reference: None

                            DUNN COMPUTER CORPORATION
                            d/b/a SteelCloud Company
                         2000 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                     PART I

                                                                     Page Number

Item 1.  Description of Business                                            2
Item 2.  Description of Properties                                          6
Item 3.  Legal Proceedings                                                  7
Item 4.  Submission of Matters to a Vote of Security Holders                7

                            PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
          Matters                                                           8
Item 6.  Selected Financial Data                                           10
Item 7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                            11
Item 7A. Quantitative and Qualitative Disclosures About Market Risk        14
Item 8.  Financial Statements and Supplementary Data                       14
Item 9.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosures                                            14

                                    PART III

Item 10. Directors and Executive Officers of the Registrant                14
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions

(Part III information is incorporated by reference to portions of the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A)

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K    15

Signatures                                                                  18

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

                                     General

Dunn Computer Corporation d/b/a SteelCloud Company ("SteelCloud" or the "Company") was founded in 1987 to manufacture and market its own brand of custom computers primarily to the Federal government.

Today the company delivers turnkey server appliances that deliver immediate results for the customer. These products are created in collaboration with some of the world's largest and leading software manufacturers. The appliances are sold, on an OEM basis to software manufacturers who resell them through their worldwide distribution channels under their own brand name. SteelCloud also markets its own brand appliances, directly or via SteelCloud's web site, to end users in both the private and public sectors. In addition, SteelCloud provides these end users with complimentary technical consulting services.

Dunn Computer Corporation was incorporated in Virginia on February 26, 1998 in connection with the reorganization of Dunn Computer Corporation, a Delaware Corporation, which was incorporated on April 22, 1997. The Company's operating subsidiary, Dunn Computer Operating Company, was incorporated in Virginia in July 1987. The Company's other subsidiaries are International Data Products
(IDP), acquired May 1998, STMS, Inc (STMS), acquired September 1997 and Puerto Rico Industrial Manufacturing Operations, Acquisition Corporation (PRIMO), which was incorporated in Puerto Rico in May 1998.

On September 25, 2000 the Company began doing business as ("d/b/a") SteelCloud Company. On October 19, 2000 the Company changed its NASDAQ ticker symbol from DNCC and began trading as SCLD. Unless the context otherwise requires, the "Company" or "SteelCloud" refers to Dunn Computer Corporation d/b/a SteelCloud Company, its predecessor and its subsidiaries. The principal executive offices are located at 1306 Squire Court, Dulles, Virginia 20166. The Company's telephone number at that address is (703) 450-0400. Inquiries may also be sent to SteelCloud's internet address at "www.steelcloud.com".

Products and Services

The Company offers network appliances, infrastructure products, desktop and laptop computers, consulting and staffing services and key channel products.

Network Appliances: SteelCloud partners with leading manufacturers of e-business software products to create ready-to-use turnkey network server appliances. SteelCloud integrates the partner's software onto a custom designed server, running Linux or Microsoft NT. This results in an optimized, tested and certified appliance that is ready to deploy and use when it arrives at the customer site. The company's years of experience building custom servers for mission-critical DOD and security programs are directly applicable for this market; e.g., the appliance configuration is "frozen" and thus components or software only change after SteelCloud and the partner test and validate the change.

Appliances have been developed for Remote Access, E-commerce, Help Desk, Backup and E-mail Administration. A SteelCloud turnkey appliance shortens installation time and reduces client dependency on their internal technical staff while lowering overall technical support costs.

The appliances are sold by SteelCloud to end users and to the software manufacturer's channel partners. The network appliances may also be sold on an OEM (Original Equipment Manufacture) basis to the software manufacturers who then resell the appliances under their own brand name.

The Company believes their unique approach to the Network Appliance market (collaborating with leading software manufacturers and leveraging their marketing efforts) enables it to realize volume sales, at a lower cost of selling with better than industry average gross margins.

Infrastructure Products: These products include ISP server and Enterprise server lines which consist of a single, dual or quad processor versions of the Intel Pentium III and Xeon processors. These servers are designed to give customers the highest level of performance and reliability available in the market today. Infrastructure servers also include specialty servers for specific infrastructure applications such as Virtual Private Network (VPN), Web Caching and Load Balancing.

The Company believes that the infrastructure/server market offers opportunities for higher profit margins compared to other sectors in the industry. With the Internet exploding in popularity, this market represents a significant growth sector for the Company. Additionally, due to the complexity of server installation and maintenance, server sales complement the Company's services business.

Desktop and Laptops: Puerto Rico Industrial Manufacturing Operations (PRIMO) is SteelCloud's 20,000 sq. foot, ISO 9002 semiautomatic manufacturing facility in Guayama, Puerto Rico. PRIMO manufacturers notebook computers, desktops and servers for all SteelCloud customers. PRIMO also provides contract manufacturing services for companies who want to serve the Puerto Rican market through a Puerto Rican manufacturer with localized services.

In addition to its role as a contract computer manufacturer, PRIMO is also an indigenous supplier of computers and IT services in Puerto Rico. As part of the local community, the PRIMO facility qualifies for incentives when bidding on Government contracts. PRIMO augments its computer products with localized, bi-lingual IT services such as training, maintenance and consulting. In early 2000, SteelCloud PR was chosen as a major supplier by the Puerto Rican Board of Education. PRIMO's portion of the contract was $16.5M.

Consulting Services: SteelCloud provides network analysis, design, and implementation services primarily in the form of short-term (less than three months) projects. Specific completion criteria are achieved and deliverables submitted to signify the end of the project. These network-engineering services are performed for a fixed-fee or on an hourly labor basis at the pre-negotiated price and estimated levels of effort. In many cases, SteelCloud provides for customers of the Company's turnkey server appliances; i.e., end users often require additional technical services that complement their SteelCloud server purchases.

Specific project-based services SteelCloud performs include, network analysis, network design, systems implementation, integration, network security, software migrations, and messaging system implementation. SteelCloud strives to maintain expertise in specific areas and technologies rather than be generalists in all Information Technology areas. By maintaining a focus, SteelCloud provides highly skilled professionals and services that leverage our experience for maximum benefit to the client. Project management is the key component of SteelCloud's strategy and success in project-based engagements.

Staffing: SteelCloud provides network support services in the form of fixed-rate hourly engineering services. Contracts with commercial and government clients range from one month to one year in length. Staffing services consist of placing one or more network engineers, user support technicians, or programmers on-site with a client. These professionals perform work as a "virtual" employee for the client and typically work under the direction of the client's management.

Hourly rates for staffing engagements are normally lower than for project-based engagements; however, the contracts usually have substantially longer periods of performance. This continuous longer-term revenue accounts for approximately 60% of all engineering services delivered by SteelCloud.

SteelCloud's success in this area is achieved largely due to contract renewals and increasing staffing requirements from existing customers. The market for staffing is consistently increasing as customers try to focus on their core business and contract SteelCloud to handle their Information Technology support requirements.

Key Channel Products: The Company sells, integrates, installs, and maintains name brand networking hardware and software from its strategic alliance partners. For each of these partnerships, SteelCloud has attained a preferential status and has trained and certified engineers for each partner's product lines.

In addition, the Company has entered into an agreement with Network Associates, Inc. to sell their myCIO.COM service. MyCIO provides a complete range of security and virus protection solutions for organizations. Using an Applications Services Provider (ASP) model, the MyCIO services are delivered from Network Associates' Network Operating Centers (NOCs) throughout the USA. SteelCloud refers clients to myCIO.COM and collects a monthly royalty from Network Associates for all sales referred to them by SteelCloud.

Government Contracts

In fiscal 2000, the Company derived approximately 27% of its revenues from sales of hardware and services to the U.S. Federal Government pursuant to contracts with the General Services Administration (GSA) or other agency-specific contracts.

GSA Contract. The Company has a multiple award schedule contract with GSA (the "GSA" Contract). The Company's GSA contract was awarded in April 1996 and is valid through March 31, 2002. The GSA contract enables Government IT purchasers to acquire all of their requirements from a particular vendor and largely limits the competition to selected vendors holding GSA contracts. For fiscal year 2000, the Company's GSA contract had sales of $4 million, which accounted for approximately 10% of the Company's revenues.

In fiscal 2000, the Company derived approximately 40% of its revenues from sales of hardware and services to the Puerto Rican Government.

Commercial Contracts

In fiscal year 2000, SteelCloud derived approximately 73% of its revenues from sales of hardware and services to the commercial marketplace and state and local government. The Company's commercial customer base consists of several Fortune 500 companies as well as medium-size local commercial customers. The Company will continue to increase its commercial customer base in the upcoming fiscal year. The Company's Appliance Partner program and its own end user sales and marketing activities are concentrated on expanding the Company's commercial customer base. Strategic partnerships with industry leading companies such as Microsoft, Cisco, Intel and Network Associates will enable the Company to further diversify its product mix and attract high quality customers.

Manufacturing and Production

The Company's production capacity is 100,000 units per year in the existing Dulles, Virginia facility on a three-shift basis. The Company's production capacity at its Puerto Rico ISO 9002 facility is 100,000 systems per year.

Competition and Marketing

The markets for the Company's products and services are highly competitive. Many of the Company's competitors offer broader product lines, have substantially greater financial, technical, marketing and other resources. These competitors may benefit from component volume purchasing and product and process technology license arrangements that are more favorable in terms of pricing and availability than the Company's arrangements.

The Company competes with a large number of computer systems integrators, server appliance manufacturers, resellers and IT services companies. The Company believes it is likely that these competitive conditions will continue in the future. There can be no assurance the Company will continue to compete successfully against existing or new competitors that may enter markets in which the Company operates.

There has been a consolidation in the industry as a result of acquisitions and the failure of many firms. The following companies are significant competitors of the Company:

Company                                                 Type
-------                                                 ----
Cobalt Networks...................................   Manufacturer
Network Engines...................................   Manufacturer
Compaq............................................   Manufacturer
PC Connect........................................   Systems Integrator
VA Linux..........................................   Manufacturer

Federal Government Market. The emergence of the GSA Schedule as a significant procurement vehicle has enabled traditional mass-market commercial computer companies to be more responsive to government requirements and become more competitive with the Company in the Federal Government Market. The Company believes that the Government's selection criteria for vendor selection consist of price, quality, familiarity with the vendor, and size and financial capability of the vendor. The government has increased the amount of information products acquired through the GSA Schedule. We currently compete with national commercial computer manufacturers such as Dell Computer Corporation and Compaq, for a portion of the government market.

Commercial Market. The information technology industry is highly competitive. Pricing is very aggressive in the industry and the Company expects pricing pressures to continue. The industry is also characterized by rapid changes in technology and consumer preferences, short product life cycles and evolving industry standards.

The commercial market for the Company's IT products and services is a highly fragmented market served by thousands of small value-added resellers and specialized manufacturers. These companies typically service a small geographic area and resell national brand computer and/or network hardware. The Company believes its technical services can compete effectively in the local market because it provides engineering services in conjunction with its turnkey server appliances and with products from its strategic partners; e.g., Network Associates, Inc., Cisco, Microsoft and Intel. In addition, the Company's turnkey server appliances differentiate its offerings and provide the end customers with extra benefits.

The Company believes that its ability to integrate its server systems (SteelCloud brand or any other) with networking products also provides its technical services group a competitive advantage.

The principal elements of competition are product reliability and quality, customization, price, customer service, technical support, IT services and product availability. There can be no assurance that the Company will in the future be able to compete effectively against existing competitors, especially companies who have historically focused their energies on the commercial market.

Marketing. The Company markets to software manufacturers, their channel partners, select commercial accounts and the federal Government. The Company uses an in-house sales force and program managers to market its products and services. SteelCloud markets its products and services worldwide; either directly through its own sales personnel, the internet, or through the marketing organizations of its appliance partners. The Company believes that marketing is very important for all of its target markets.

The Company strives to build a strong relationship with its customers. The Company believes that a key to building customer loyalty is a team of knowledgeable and responsive account executives and a knowledgeable technical and support staff. The Company assigns each customer a trained account executive, to whom subsequent calls to the Company will be directed. The Company believes that these strong one-on-one relationships improve the likelihood that the customer may consider the Company for future purchases. The Company intends to continue to provide its customers with products and technical services that offer the customer the best value.

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

Suppliers

The Company devotes significant resources to establishing and maintaining relationships with its suppliers. The Company, where possible, purchases directly from component manufacturers such as Intel, Microsoft, Hitachi-Nissei Sanyo America, Ltd., Cisco and Chicony Corp. The Company also purchases multiple products directly from large national and regional distributors such as TechData Corporation, Ingram Micro Incorporated, Decision Support Systems, Incorporated, Wyle Electronics and Bell Micro.

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

Patents, Trademarks and Licenses

The Company does not maintain a traditional research and development group, but works closely with computer product suppliers and other technology developers to stay abreast of the latest developments in computer technology. While the Company does not believe its continued success depends upon the rights to a patent portfolio, there can be no assurance that the Company will continue to have access to existing or new technology for use in its products.

The Company conducts its business under the trademarks and service marks of "SteelCloud", "SteelCloud Company", "International Data Products," and "IDP." The Company believes its trademarks and service marks have significant value and are an important factor in the marketing of its products.

Because most software used on the Company's computers is not owned by the Company, the Company has entered into software licensing arrangements with several software manufacturers, including Microsoft.

Employees

As of October 31, 2000, the Company employed 84 persons. Of such persons, 6 were employed in an executive capacity, 8 in sales and marketing, 16 in administrative capacities, 37 in technical services and 17 in operations. As of January 18, 2001 the Company employed 89 persons. None of Dunn's employees are covered by a collective bargaining agreement. Dunn considers its relationships with its employees to be good.

The Company believes that its future success depends in large part upon its continued ability to attract and retain highly qualified management, technical and sales personnel. The computer industry is currently undergoing a shortage of trained and experienced technicians. The Company endeavors to be attractive to current and prospective employees and has an in-house training program to produce its own supply of highly qualified technicians and service providers. However, there can be no assurance that the Company will be able to attract and retain the qualified personnel necessary for its business.

ITEM 2. DESCRIPTION OF PROPERTY

The Company leases approximately 35,000 square foot facility in Dulles, Virginia which is used primarily for manufacturing and administrative services. Pursuant to the lease, which expires in October 2004, the Company pays approximately $27,000 per month in rent.

The Company also leases a 20,000 square-foot facility in Guayama, Puerto Rico, which is used for manufacturing, technical support, and personal computer board level repair. Pursuant to the lease, which expires in 2004, the Company pays approximately $4,000 per month in rent. The Company believes that its current facilities are adequate for its existing needs and that additional suitable space will be available as required.

ITEM 3. LEGAL PROCEEDINGS

On July 31, 1998, the Company received notice from the SBA that it was denying the request of the U.S. Air Force to waive the requirement to terminate IDP's Desktop V contract for the convenience of the Government upon the change in control of IDP to the Company. The Company appealed the denial of the SBA to the SBA's Office of Hearings and Appeals. On August 31, 1999, the SBA denied the appeal and ruled that the U.S. Air Force must terminate-for-convenience the Desktop V contract. Prior to this ruling by the SBA, the U.S. Air Force determined not to exercise any of the remaining option years under the Desktop V contract on May 1, 1999. In October 1999, the U.S. Air Force issued a termination-for-convenience letter to the Company. Under a termination-for-convenience, the government is required generally to reimburse a contractor for all costs incurred in the performance of the contract. The Company is in the process of attempting to recover from the government a portion or all of unreimbursed costs associated with the Desktop V Contract.

In November 1998, IDP entered into a Government Integrator Agreement, as amended, with Microsoft Corporation (Microsoft) for the licensing of certain Microsoft software. During 1999, Microsoft asserted that IDP owed approximately $800,000 under this due primarily to amended billing by Microsoft concerning sales by IDP to the U.S. Air Force in conjunction with the Desktop V contract. On October 31, 2000, Microsoft filed suit against the Company for breach of contract. In conjunction with the filing of the lawsuit, Microsoft increased its claim by asserting further amendments to billing and relating issues, resulting in a claim against the Company of approximately $1.3 million. Subsequent to October 31, 2000, the Company submitted a motion to dismiss the case and filed a counterclaim of fraud on behalf of IDP in the amount of $500,000. The Company believes that it has meritorious defenses to the claim and intends to vigorously defend itself. The Company cannot estimate at this time the amount of the liability to be incurred, if any, but does not believe that this matter will have a material adverse effect upon the Company's financial position or results of operations. The Company has accrued for amounts due Microsoft based on the original billing terms.

In August of 2000, the Company's former legal counsel filed a claim against the Company for approximately $343,087 for legal fees and costs. In response to the claim, the Company filed a counter claim for professional malpractice and breach of fiduciary duty in the amount of $1,568,000. The matter is currently in litigation. An outcome for this matter cannot be predicted. The Company has accrued amounts for this potential liability in the financial statements.

On October 19, 2000, the Company received a cease and desist letter from LoudCloud, Inc. alleging that the use of the "SteelCloud" mark and name would constitute an infringement of LoudCloud's rights to its "LoudCloud" mark and name and family of "Cloud" marks, that use of "SteelCloud" would dilute the distinctiveness and fame of the LoudCloud mark and name and, that such acts by the Company violated federal and state law regarding unfair competition. In response, the Company filed a declaratory judgment action in the U.S. District Court for the Eastern District of Virginia, seeking a judicial determination that its use of the "SteelCloud" mark and name would not violate the proprietary rights of LoudCloud nor dilute the alleged fame and distinctiveness of the "LoudCloud" mark and name. In this action, the Company also alleged a new claim that LoudCloud, Inc. has violated federal law through its misuse of the trademark provisions under the Lanham Act as amended in 1988. A hearing has been held on the LoudCloud motion to dismiss and the court has taken the matter under advisement. On January 10, 2001, the U.S. District Court for the Eastern District of Virginia dismissed the case. The Company has appealed such decision.

Other than the above, there are no material claims pending against the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


Market Information

Prior to the quotation of the Company's Common Stock beginning on April 22, 1997, there was no established trading market for the Company's common stock. The Company's Common Stock is traded in the over-the-counter market and prices are quoted on The Nasdaq National Market. The Company changed its symbol from "DNCC" to "SCLD" on October 19, 2000. The following table sets forth the high and low selling prices as reported by The Nasdaq National Market for each fiscal quarter during the fiscal years ended October 31, 2000 and 1999, as well as for the first quarter of fiscal 2001 through January 18, 2001. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                                     1999
                                                                High       Low
                                                             -------------------

First Quarter.............................................      $6.28      $2.71
Second Quarter............................................      $4.94      $2.03
Third Quarter.............................................      $2.75      $1.97
Fourth Quarter............................................      $2.41      $1.03


                                                                     2000
                                                                High       Low
                                                             -------------------

First Quarter.............................................      $4.84      $1.00
Second Quarter............................................      $4.28      $2.00
Third Quarter.............................................      $2.50      $1.63
Fourth Quarter............................................      $1.84      $1.00


                                                                     2001
                                                                High       Low
                                                             -------------------

First Quarter (through January 18, 2001)..................      $1.34      $0.69

On January 18, 2001 the closing price of the Company's Common Stock as reported by The Nasdaq National Market was $1.34 per share. There were approximately 5,085 shareholders of the Common Stock of the Company as of such date.

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

In March 2000, the Company sold 3,000 shares of its Series A Convertible Preferred Stock to one investor. In connection with the sale, the Company received an aggregate of $3,000,000. The shares of preferred stock were sold in reliance upon the exemption from registration provided by Regulation D Rule 506 of the Securities Act of 1933, as amended.

In March 2000, the Company issued 225,000 shares of its common stock in connection with the settlement of a lawsuit with a former employee. The shares of common stock were issued in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA
                      (In thousands, except per share data)

The following selected consolidated financial data of SteelCloud should be read in conjunction with the consolidated financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations". The consolidated statement of operations data set forth below with respect to the fiscal years ended October 31, 1998, 1999 and 2000 and the consolidated balance sheet data as of October 31, 1999 and 2000 is derived from and is referenced to the audited consolidated financial statements of SteelCloud included elsewhere in this Annual Report on Form 10-K. The consolidated statement of income data set forth below with respect to the fiscal years ended October 31, 1996 and 1997 and the consolidated balance sheet data as of October 31, 1996, 1997 and 1998 is derived from audited consolidated financial statements of SteelCloud not included in this annual report.


                                                                                         Year ended October 31,
                                                                        1996          1997(2)       1998(3)     1999        2000
                                                                    ----------------------------------------------------------------
Consolidated Statement of Operations Data:
Net revenues ......................................................   $ 18,099       $ 21,766      $ 66,888    $ 34,475    $ 39,766
Costs of revenues .................................................     14,103         17,549        54,969      27,981      32,636
Gross profit ......................................................      3,996          4,217        11,919       6,494       7,130
Selling, general and administrative ...............................      1,972          2,198         9,983      37,749       6,716
Income (loss) from operations .....................................      2,024          2,019         1,936     (31,255)        414
Other (expense) income ............................................         (9)            98          (270)     (2,911)       (298)
Net income (loss) before income taxes .............................      2,015          2,117         1,666     (34,166)        116
Provision for (benefit from) income taxes .........................        776            795           686        (559)        (65)
Net income before extraordinary gain ..............................   $  1,239       $  1,322      $    980    $(33,607)         51
Extraordinary gain ................................................       --             --            --          --           750
Dividends .........................................................       --             --            --          --          (625)
Net income (loss) to common stockholders ..........................   $  1,239       $  1,322      $    980    $(33,607)   $    176
Earnings (loss) per share(1) ......................................   $   0.31       $   0.29      $   0.14    $  (3.57)   $   0.02
Earning (loss) per share assuming dilution(1) .....................   $   0.31       $   0.28      $   0.13    $  (3.57)   $   0.02
Weighted average shares outstanding(1) ............................      4,000          4,552         7,231       9,404       9,581
Weighted average shares outstanding assuming dilution(1) ..........      4,000          4,679         7,492       9,404       9,581

                                                                                             At October 31,
                                                                          1996           1997          1998        1999        2000
                                                                    ----------------------------------------------------------------
Consolidated Balance Sheet Data:
Working capital ...................................................   $  1,722       $  4,339      $  5,773    $ (1,422)   $  5,733
Total assets ......................................................      5,275         18,703        62,965      22,287      23,005
Long-term debt ....................................................                        75            51       2,845       2,598
Total liabilities .................................................      3,335         10,465        24,592      17,470      14,149
Stockholders' equity ..............................................      1,939          8,238        38,373       4,817       8,856

         ----------

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

         (2) Includes the activity of STMS from September 12, 1997 (date of acquisition).

         (3) Includes the activity of IDP and PRIMO from May 1, 1998 (date of acquisition).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Founded in 1987, SteelCloud based in Dulles, Virginia, designs, develops and manufactures customized computers, appliances and network solutions. In addition, the Company provides Information Technology ("IT") solutions support to clients for those hardware and networking solutions implemented.

The following discussion should be read in conjunction with the consolidated financial statements. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, risks associated with the integration of businesses following an acquisition, competitors with broader product lines and greater resources, emergence into new market, the termination of any of the Company's significant contracts, the Company's inability to maintain working capital requirements to fund future operations or the Company's inability to attract and retain highly qualified management, technical and sales personnel.

Overview of Fiscal 2000

         In fiscal year 2000, the Company experienced a significant change in its financial results as compared to fiscal year 1999. These significant changes are discussed below.

Award of a Significant Contract

         In fiscal 2000, the Company received a contract award from the Puerto Rican Government for approximately $16.5 million. The contract commenced in March 2000 and is expected to be completed in early fiscal 2001. This contributed to the overall increase of the Company's revenues from fiscal 1999 to fiscal 2000.

Settlement of Arbitration award

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

         In March 2000, the Company executed a settlement agreement with the former employee whereby the Company paid the former employee approximately $1 million in cash and issued 225,000 shares of the Company's common stock in full settlement of the judgment.

Private Placement

         In March 2000, the Company sold 3,000 shares of its Series A Convertible Preferred Stock for net proceeds of approximately $2.7 million. The sale was executed in reliance upon the exemptions from registration provided by Regulation D Rule 506 promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended. The sale was executed in order to obtain capital to fund current and future operations.

Settlement of Teaming Agreement

         In May 1999, a former contract teaming partner filed a demand for arbitration with the American Arbitration Association, alleging breach of a certain contract agreement with the Company related to disputed commissions due to the former teaming partner.

         In June 2000, the Company executed a settlement agreement with the former teaming partner whereby the Company paid $110,000 in full settlement of the claim.

Fiscal 1999 Termination of a Significant Contract

         In May 1999, the U.S. Air Force determined not to exercise the remaining option years under the "Desktop V" (DTV) contract and therefore terminated the contract for all participating vendors. Initially awarded to IDP, the DTV contract was the Company's largest contract. Management believed at the date of the IDP acquisition, the contract would be renewed by the government through fiscal year 2003 and would generate over $100 million in revenues during that time. As a result of the termination of this contract, the recoverability of the Company's goodwill associated with the IDP acquisition was significantly impaired. Accordingly, management recorded an impairment charge of approximately $21 million during fiscal 1999.

Results of Operations

         The following table sets forth for the fiscal years ended October 31, 1996, 1997, 1998, 1999 and 2000, certain income and expense items of SteelCloud as a percentage of net revenues.

                                                                        1996           1997          1998        1999        2000
                                                                      --------       --------      --------    --------    --------
Net Revenues ......................................................     100.00%        100.00%       100.00%     100.00%     100.00%
Costs of revenues .................................................      77.92%         80.63%        82.18%      81.16%      82.07%
Gross profit ......................................................      22.08%         19.37%        17.82%      18.84%      17.93%
Selling, general and administrative ...............................      10.90%         10.10%        14.92%     109.50%      16.88%
Income (loss) from operations .....................................      11.18%          9.27%         2.90%     -90.66%       1.04%
Other (expense) income ............................................      -0.05%          0.45%        -0.40%      -8.44%       0.75%
Net income (loss) before income taxes .............................      11.13%          9.72%         2.50%     -99.10%       0.29%
Provision for (benefit from) income taxes .........................       4.28%          3.65%         1.03%      -1.62%       0.16%
Net income (loss) .................................................       6.85%          6.07%         1.47%     -97.48%       0.44%


Fiscal Year Ended October 31, 2000 Compared to Fiscal Year Ended October 31,
1999

         Net revenues of SteelCloud for fiscal year ended October 31, 2000 ("fiscal 2000") increased approximately 16% to $39.8 million from $34.5 million for fiscal year ended October 31, 1999 ("fiscal 1999"). The increase was primarily due to the contract award with the Puerto Rican Government which represented approximately $16.2 million of fiscal 2000 revenues. In addition, the Company experienced a significant growth with their OEM arrangements, consulting services and server appliance sales which offset the decline in government sales which was a result of (a) a loss of a significant government contract in 1999 and (b) the Company's focus to the commercial environment.

         Gross profit for fiscal 2000 increased by approximately 10% to $7.1 million from $6.5 million. The increase is in proportion with the increase in net revenues. Gross profit as a percentage of net revenues during the same periods slightly decreased to 17.9% from 18.8% which is the result of higher sales volume at slightly lower margins.

         Selling and marketing expense significantly decreased for fiscal 2000 by 55% to approximately $1 million from $2.3 million for fiscal 1999. During fiscal 2000, the Company reduced expensive marketing programs while increasing their marketing efforts through the use of cooperative marketing dollars which resulted in a significant decrease.

         General and administrative expense for fiscal 2000 decreased 63% to $5.3 million from $14.1 million for fiscal 1999. As a percentage of net revenues, general and administrative expense decreased to 13.3% for fiscal 2000 from 40.9% for fiscal 1999. This decrease resulted primarily from the Company's efforts to manage general and administrative costs relative to its net revenue and gross margin. It should be noted that the Company incurred significant non-recurring general and administrative costs in fiscal 1999. These non-recurring expenses consisted of costs associated with the termination of the DTV contract, termination of certain benefit plans, and legal expenses associated with all of these factors.

         Other expense, including interest, for fiscal 2000 decreased to approximately $298,000 from approximately $2.9 million for fiscal 1999. The reduction primarily relates to the settlement agreement with a former employee and the Company's significant debt reduction. In addition, the company recorded gains on the sales of certain leased assets.

Fiscal Year Ended October 31, 1999 Compared to Fiscal Year Ended October 31,
1998

         Net revenues of SteelCloud for fiscal year ended October 31, 1999 ("fiscal 1999") decreased approximately 48% to $34.5 million from $66.9 million for fiscal year ended October 31, 1998 ("fiscal 1998"). This decrease was primarily due to loss of the DTV contract with the U.S. Air Force. The Company anticipated that this contract would generate revenues of approximately $65 million for fiscal years 1999, 2000 and 2001. Fiscal year 1998 and 1999 revenues under this contract were approximately $18 million and $3 million, respectively.

         Gross profit of SteelCloud for fiscal 1999 decreased by approximately 46% to $6.5 million from $11.9 million. This decrease is in proportion with the decrease in net revenues. Gross profit as a percentage of net revenues during the same periods slightly increased to 18.8% from 17.8%. The gross profit percentage increase is a direct result of greater proportion of higher-margin sales of services.

         Selling and marketing expense of SteelCloud decreased for fiscal 1999 by 37% to $2.3 million from $3.7 million for fiscal 1998. During fiscal 1999, the Company consolidated its sales and marketing departments with that of IDP which resulted in an overall decrease of expenses.

         General and administrative expense of SteelCloud for fiscal 1999 increased 171% to $14.1 million from $5.2 million for fiscal 1998. As a percentage of net revenues, general and administrative expense increased to 41% for fiscal 1999 from 7.8% for fiscal 1998. SteelCloud incurred significant general and administrative costs during fiscal 1999. These costs were associated with the termination of the DTV contract, the consolidation and integration of the IDP facilities and resources, termination of certain benefit plans, and legal expenses associated with all of these factors. Although the Company considers a majority of the 1999 general and administrative expenses to be nonrecurring, appropriate actions have been taken to significantly reduce general and administrative expenses in future periods.

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

Liquidity and Capital Resources

         In fiscal 2000, the Company used approximately $118,000 in cash flow from operations. The Company generated cash from the reduction of inventories of approximately $1.2 million, collection of income tax receivables of approximately $355,000 and an increase in accounts payable of approximately $3.0 million. The cash generated was used to reduce accrued expenses by $400,000 and finance sales to its customers which resulted in an increase in receivables of approximately $5.8 million. The Company generated approximately $275,000 in its investing activities from the sale of certain leased assets.

         The Company's financing activities during fiscal 2000 were provided by the Company's bank line of credit with First Union Bank. The line of credit expires on November 30, 2001 and currently bears interest at prime plus 1%. As of December 31, 2000, the Company had an outstanding balance on the line of credit of approximately $2.3 million and available borrowing capacity of approximately $1.2 million.

         In fiscal 2000, the Company sold 3,000 shares of its Preferred Stock in order to raise approximately $2.7 million. The net proceeds were used primarily to reduce the obligation associated with a 1999 arbitration judgment of approximately $1.7 million relating to an employment agreement with a former employee. In conjunction with the settlement with the former employee, the Company issued 225,000 shares of Common Stock. The Company used the remaining proceeds from the Preferred Stock issuance to fund current and future operations.

         In fiscal 1999, SteelCloud's subsidiary, IDP, had borrowing agreements with Deutsche Financial Services (DFS) for an aggregate of $25 million. The outstanding balance as of October 31, 1999 was approximately $4.7 million. In fiscal 2000, the Company executed an agreement terminating the borrowing arrangement whereby $3.25 million was repaid to DFS prior to December 31, 1999. Of the remaining outstanding balance, approximately $832,000 was converted to a 24 month note accruing interest at the prime rate and $750,000 was forgiven by DFS. The Company recorded the $750,000 as an extraordinary gain on the early extinguishment of debt.

         As of October 31, 2000, the Company had working capital of approximately $5.7 million. The Company believes the bank facility, together with cash on hand, projected cash generated from operations and income tax refunds due will provide sufficient financial resources to finance the current operations of the Company through fiscal 2001.

         The Company has obligations under its operating lease commitments of approximately $668,000 for fiscal 2001. In addition, the Company will receive approximately $375,000 in rental income which will be used to offset its lease commitments.

         From time to time, the Company may pursue strategic acquisitions or mergers which may require significant additional capital, additional capital may be required to satisfy unusual or infrequent expenses. In such event, the Company may seek additional financing of debt and/or equity.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements of Dunn Computer Corporation d/b/a SteelCloud Company

                                                                            Page
                                                                            ----
Report of Ernst & Young LLP, Independent Auditors ........................   F-1
Consolidated Balance Sheets ..............................................   F-2
Consolidated Statements of Operations ....................................   F-3
Consolidated Statements of Stockholders' Equity ..........................   F-4
Consolidated Statements of Cash Flows ....................................   F-5
Notes to the Consolidated Financial Statements ...........................   F-6


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL ISSUES

        None.

                                    PART III

         The Notice and Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, which is incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G (3) of Form 10-K, will provide the information required under Part III, including Item 10 (directors and executive officers of the Company), Item 11 (Executive Compensation), Item 12 (security ownership of certain beneficial owners and management), and Item 13 (certain relationships and related transactions).

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K


(a)      The following documents are filed as part of this report

1.       Financial Statements

         Dunn Computer Corporation d/b/a SteelCloud Company

         Report of Ernst & Young LLP, Independent Auditors

         Consolidated Balance Sheets

         Consolidated Statements of Operations

         Consolidated Statements of Stockholders' Equity

         Consolidated Statements of Cash Flows

         Notes to Consolidated Financial Statements

2.       Financial Statement Schedules

         Schedule II Valuation and Qualifying Accounts

         Statements not listed above have been omitted because they are not applicable or the information required to be set forth therein is included in the Consolidated Financial Statements or the notes thereto under Item 8.

3.       Exhibits.

Exhibit                             Description
Number

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

10.20 Loan and Security Agreement, dated as of May 28, 1996 by and between Dunn and SIGNET BANK and Amendment Nos. 1, 2 and 3 thereto (Filed as Exhibit
      4.2 to Dunn's Form 10-KSB, for the fiscal year ended October 31, 1997 (File No. 0- 22263) and hereby incorporated by reference).

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

10.28 PR Starnet Contract, dated January 5, 2000, by and between Dunn and Office of Budget and Management of Puerto Rico.

*21.1 List of Subsidiaries.

*23.1 Consent of Ernst & Young LLP, Independent Auditors.

*23.2 Consent of Ernst & Young LLP, Independent Auditors.


  ----------

  *     Filed herewith

  (b) Reports on Form 8-K

        There were no reports on Form 8-K filed during the fourth quarter of fiscal 2000.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             DUNN COMPUTER CORPORATION D/B/A STEELCLOUD COMPANY


Date: January 24, 2001       By:  /s/ THOMAS P. DUNNE
                                 --------------------------------------
                                             Thomas P. Dunne
                                                  Chief Executive Officer


         Pursuant to and in accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


            Name                            Title                     Date
            ----                            -----                     ----

    /s/  THOMAS P. DUNNE
--------------------------------
        Thomas P. Dunne            Chief Executive Officer      January 26, 2001
                                   and Director
      /s/  EDWARD SPEAR
--------------------------------
          Edward Spear             President, Chief Operating   January 26, 2001
                                   Officer and Director
    /s/  CLAUDIA N. DUNNE
--------------------------------
        Claudia N. Dunne           Director                     January 26, 2001

--------------------------------
VADM E. A. Burkhalter USN (Ret.)   Director                     January 26, 2001

--------------------------------
         Benjamin Kreiger          Director                     January 26, 2001

      /s/  JAY KAPLOWITZ
--------------------------------
          Jay Kaplowitz            Director                     January 26, 2001

--------------------------------
           James Bruno             Director                     January 26, 2001

                          Index to Financial Statements

Dunn Computer Corporation d/b/a SteelCloud Company (a Virginia Corporation)
Report of Ernst & Young LLP, Independent Auditors.........................   F-1
Consolidated Balance Sheets as of October 31, 1999 and 2000...............   F-2
Consolidated Statements of Operations for the three years in the period
  ended October 31, 2000..................................................   F-3
Consolidated Statements of Stockholders' Equity for the three years
  in the period ended October 31, 2000....................................   F-4
Consolidated Statements of Cash Flows for the three years in the period
  ended October 31, 2000..................................................   F-5
Notes to Consolidated Financial Statements................................   F-6

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors
Dunn Computer Corporation d/b/a SteelCloud Company

We have audited the accompanying consolidated balance sheets of Dunn Computer Corporation d/b/a SteelCloud Company (a Virginia Corporation) as of October 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the three years in the period ended October 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dunn Computer Corporation d/b/a SteelCloud Company as of October 31, 1999 and 2000, and the consolidated results of its operations and its cash flows for the three years in the period ended October 31, 2000, in conformity with accounting principles generally accepted in the United States.

                              /s/ ERNST & YOUNG LLP

December 29, 2000
McLean, Virginia

                            DUNN COMPUTER CORPORATION
                            D/B/A STEELCLOUD COMPANY

                           CONSOLIDATED BALANCE SHEETS


                                                                                      OCTOBER 31,
                                                                          -------------------------------------
                                                                                 1999               2000
                                                                          -------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                  $    655,450       $    363,958
   Accounts receivable, net of allowance for doubtful
    accounts of $100,000 as of October 31, 1999 and 2000,
    respectively                                                                 5,063,041          10,851,270
   Inventory, net                                                                5,497,634           4,318,936
   Deferred tax asset                                                            1,282,695           1,326,745
   Income tax receivable                                                           585,769             230,681
   Prepaid expenses and other current assets                                       118,594             191,897
                                                                          -------------------------------------
Total current assets                                                            13,203,183          17,283,487

Property and equipment, net                                                      1,323,696             819,798
Equipment on lease, net                                                          3,906,011           1,443,704
Goodwill and other intangible assets, net                                        3,559,005           3,164,789
Investments                                                                        150,000             150,000
Other assets                                                                       145,121             143,193
                                                                          -------------------------------------

Total assets                                                                  $ 22,287,016       $  23,004,971
                                                                          =====================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                           $  4,822,979       $  7,886,342
   Accrued expenses                                                              2,515,653          2,753,361
   Accrued litigation costs                                                      2,000,000            343,087
   Line of credit                                                                3,790,705                  -
   Notes payable, current portion                                                  324,933            431,597
   Unearned revenue                                                              1,170,417            135,690
                                                                          -------------------------------------
Total current liabilities                                                       14,624,687         11,550,077

Notes payable, long-term portion                                                   545,250            115,290
Line of credit, long term                                                        2,300,000          2,483,203

Stockholders' equity:
   Preferred stock $.001 par value; 2,000,000 shares
    authorized, 3,000 shares issued and 2,850 outstanding;
    aggregate liquidation preference of $2,945,417                                       -                  3
   Common stock, $.001 par value; 20,000,000 shares
    authorized, 9,419,509 and 9,806,962 shares issued
    and outstanding at October 31, 1999 and 2000, respectively                       9,420              9,807
Additional paid-in capital                                                      37,721,749         41,584,844
Treasury stock, 400,000 shares at October 31, 1999 and 2000,
 respectively                                                                   (3,432,500)        (3,432,500)
Accumulated deficit                                                            (29,481,590)       (29,305,753)
                                                                          -------------------------------------
Total stockholders' equity                                                       4,817,079          8,856,401
                                                                          -------------------------------------

Total liabilities and stockholders' equity                                    $ 22,287,016       $ 23,004,971
                                                                          =====================================


See accompanying notes.

                            DUNN COMPUTER CORPORATION
                            D/B/A STEELCLOUD COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEARS ENDED OCTOBER 31,
                                                      ---------------------------------------------------------
                                                            1998                1999               2000
                                                      ---------------------------------------------------------
Net revenues                                             $  66,888,478       $ 34,475,297       $   39,766,393
Costs of revenues                                           54,969,061         27,981,691           32,636,410
                                                      ---------------------------------------------------------
Gross profit                                                11,919,417          6,493,606            7,129,983

Selling and marketing                                        3,671,765          2,311,091           1,035,698
General and administrative                                   5,201,745         14,112,227           5,285,767
Amortization of goodwill and other
   intangible assets                                           544,687            675,743             394,216
Acquisition integration costs                                  564,776                  -                   -
Impairment of goodwill                                               -         20,649,335                   -
                                                      ---------------------------------------------------------

Income (loss) from operations                                1,936,444        (31,254,790)            414,302

Other income (expense):
   Interest income                                             104,606             27,998              34,276
   Interest expense                                           (494,504)          (962,004)           (654,329)
   Settlement of litigation                                          -         (2,000,000)                  -
   Gain on sale of assets                                            -            193,516             228,062
   Other, net                                                  119,375           (170,621)             93,354
                                                      ---------------------------------------------------------
Net income (loss) before income taxes and
extraordinary gain                                           1,665,921        (34,165,901)            115,665

Provision for (benefit from) income taxes                      686,000           (558,756)             65,000
                                                      ---------------------------------------------------------
Net income (loss) before extraordinary gain                    979,921        (33,607,145)             50,665

Extraordinary gain - early extinguishment of debt                    -                  -             750,000
                                                      ---------------------------------------------------------
Net income (loss) before dividends                       $     979,921       $(33,607,145)      $     800,665

Dividends to preferred stockholders                                  -                  -             624,828
                                                      ---------------------------------------------------------
Net income (loss) attributable to common
stockholders                                             $     979,921       $(33,607,145)      $     175,837
                                                      =========================================================

Earnings (loss) per share, basic:

   Earnings (loss) before extraordinary gain                $ 0.14             $  (3.57)        $       (.06)

   Extraordinary gain                                              -                    -                .08
                                                      ---------------------------------------------------------
   Net earnings (loss) per share                         $    0.14           $    (3.57)        $        .02
                                                      =========================================================

Earnings (loss) per share, assuming dilution:

   Earnings (loss) before extraordinary gain                $ 0.13             $  (3.57)        $       (.06)

   Extraordinary gain                                              -                    -                .08
                                                      ---------------------------------------------------------
   Net earnings (loss) per share                         $    0.13           $    (3.57)        $        .02
                                                      =========================================================

See accompanying notes.

                            DUNN COMPUTER CORPORATION
                            D/B/A STEELCLOUD COMPANY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                           Retained
                                       Preferred Stock       Common Stock      Additional                  Earnings
                                     ----------------------------------------   Paid-In      Treasury    (Accumulated
                                       Shares   Amount     Shares    Amount     Capital        Stock        Deficit)      Total
                                     ---------------------------------------------------------------------------------------------
Balance at October 31, 1997                               5,150,000   5,150    5,087,371            -      3,145,634     8,238,155
   Repurchase of common stock
     originally issued in the
     acquisition of STMS                                          -       -            -     (457,500)             -      (457,500)
   Repurchase of stock option
     originally issued in the                                     -       -      (75,750)           -              -       (75,750)
     acquisition of STMS
   Issuance of common stock,
     net of offering expenses
     of $1,330,229                                        3,491,493   3,492   26,284,374            -              -    26,287,866
   Issuance of stock related to
     acquisitions of IDP and PRIMO                          750,000     750    6,374,250            -              -     6,375,000
   Return of common stock
     originally issued in the
     acquisitions of IDP and PRIMO                                -       -            -   (2,975,000)             -    (2,975,000)
   Net income                                                     -       -            -            -        979,921       979,921
                                     ---------------------------------------------------------------------------------------------

Balance at October 31, 1998                               9,391,493   9,392   37,670,245   (3,432,500)     4,125,555    38,372,692
  Issuance of common stock under
     employee stock purchase plan                            28,016      28       51,504            -              -        51,532
  Net loss                                                        -       -            -            -    (33,607,145)  (33,607,145)
                                     ---------------------------------------------------------------------------------------------

Balance at October 31, 1999                               9,419,509  $9,420  $37,721,749  $(3,432,500)  $(29,481,590)   $4,817,079

Issuance of Common Stock in
connection with exercise of
 employee incentive stock
 option plan                                 -        -       4,900       5       15,308            -             -         15,313

Issuance of Series A Convertible
Preferred Stock                          3,000        3           -       -    2,716,711            -             -      2,716,714

Issuance of Common Stock                     -        -     225,000     225      597,420            -             -        597,645

Paid in Capital and Deemed                   -        -           -       -      529,411            -       (529,411)           -
Dividend on Preferred Stock

Conversion of Series A Convertible
Preferred Stock                           (150)       -     153,150     153         (153)           -                           -

Conversion of Preferred Stock
dividends to shares of
Common Stock                                 -        -       4,403       4        4,398            -             -          4,402

Dividend Declared on Series A                                                                                (95,417)      (95,417)
Convertible Preferred Stock

Net Income                                   -        -           -      -              -           -        800,665       800,665
                                     ---------------------------------------------------------------------------------------------
Balance at October 31, 2000              2,850       $3   9,806,962  $9,807  $41,584,844  $(3,432,500)  $(29,305,753)   $8,856,401
                                     ==============================================================================================



See accompanying notes.

                            DUNN COMPUTER CORPORATION
                            D/B/A STEELCLOUD COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              YEARS ENDED OCTOBER 31,
                                                                ----------------------------------------------------
                                                                      1998             1999              2000
                                                                ----------------------------------------------------
Operating activities

Net income (loss)                                                   $   979,921      $(33,607,145)   $     800,665
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
   Depreciation and amortization of property and equipment            1,139,210         2,779,926        2,841,210
   Amortization of goodwill and other intangibles                       544,687           675,743          394,216
   Impairment of goodwill                                                     -        20,649,335
   Gain on sale of assets                                                     -          (193,516)        (228,062)
   Gain on settlement of legal litigation                                     -                 -         (495,709)
   Extraordinary debt extinguishment gain                                     -                 -         (750,000)
   Changes in operating assets and liabilities:
     Accounts receivable                                              2,057,540        11,801,135       (5,788,229)
     Employee and stockholder advances                                   10,234                 -                -
     Income tax receivable                                              316,461            11,556          355,088
     Investment in sales-type leases                                 (3,099,342)        3,099,342                -
     Inventory                                                        7,015,014         5,431,102        1,178,698
     Prepaid expenses and other assets                                   31,480           175,823          (71,375)
     Accounts payable                                                (9,542,573)       (7,328,184)       3,063,363
     Accrued expenses                                                   900,886          (211,112)        (416,865)
     Income taxes payable                                               (13,290)                -                -
     Deferred tax asset (credit)                                       (761,714)         (652,695)         (44,050)
     Unearned revenue and other liabilities                           2,958,384        (2,296,764)        (956,772)
                                                                ----------------------------------------------------
Net cash provided by (used in) operating activities                   2,536,898           334,546         (117,822)

Investing activities

Purchases of property and equipment                                    (945,794)       (2,532,509)        (509,737)
Acquisitions, net of cash acquired                                  (14,185,021)         (652,231)               -
Proceeds from sale of assets                                              7,315           740,023          784,838
                                                                ----------------------------------------------------
Net cash used in investing activities                               (15,123,500)       (2,444,717)         275,101

Financing activities

Proceeds from issuance of preferred stock                                                                2,716,714
Proceeds from issuance of common stock                               26,287,866            51,532                -
Proceeds from exercise of common stock options                                -                 -           15,313
Repurchase of common stock and options                                 (533,250)                -                -
Payments on notes payable                                              (928,980)          (46,248)        (323,296)
Payments on notes payable to related parties                           (587,181)         (905,960)               -
Proceeds from (repayments on) lines of credit, net                  (11,993,819)        3,666,297       (2,857,502)
Payments on capital leases                                                    -                 -                -
                                                                ----------------------------------------------------
Net cash provided by financing activities                            12,244,636         2,765,621         (448,771)

Net increase (decrease) in cash and cash equivalents                   (341,966)          655,450         (291,492)
Cash and cash equivalents at beginning of year                          341,966                 -          655,450
                                                                ----------------------------------------------------
Cash and cash equivalents at end of year                          $           -    $      655,450   $      363,958
                                                                ====================================================

Supplemental cash flow information

Interest paid                                                     $     494,504    $      962,004   $      654,329
                                                                ----------------------------------------------------
Income taxes paid                                                 $     525,000    $      223,850   $      116,630
                                                                ====================================================


See accompanying notes

                            DUNN COMPUTER CORPORATION
                            D/B/A STEELCLOUD COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         OCTOBER 31, 1998, 1999 AND 2000


1.  Organization

Dunn Computer Corporation was incorporated on July 27, 1987 under the laws of the Commonwealth of Virginia. On January 3, 1997, Dunn Computer Corporation, a Delaware corporation, was formed as a holding company for the stock of Dunn Computer Corporation, the Virginia corporation. On February 26, 1998, Dunn Computer Corporation was incorporated in Virginia in connection with the reorganization of Dunn Computer Corporation, the Delaware Corporation. The Company's subsidiaries are International Data Products ("IDP") acquired May 1998, STMS, Inc (STMS) acquired September 1997 and Puerto Rico Industrial Manufacturing Operations Acquisition Corporation, (PRIMO) which was incorporated in Puerto Rico on May 1, 1998. Unless the context otherwise requires, the "Company" or "SteelCloud" refers to Dunn Computer Corporation d/b/a SteelCloud, its predecessor and its subsidiaries.

On September 25, 2000 the Company began doing business as ("dba") SteelCloud Company. On October 19, 2000, the Company changed its NASDAQ ticker symbol from DNCC and began trading as SCLD.

The Company is engaged in the business of selling custom network appliances and computer systems along with computer training and maintenance service to businesses and government agencies. In addition, the Company provides Information Technology (IT) support and consulting services to certain government and commercial entities. The Company operates in a competitive environment subject to technological change and the emergence of new technologies, although the Company believes that its products and services are, or would be, upgradeable to new technologies.

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

                            DUNN COMPUTER CORPORATION
                            D/B/A STEELCLOUD COMPANY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

Investments

At October 31, 1999 and 2000, investments consisted of shares of common stock of a privately-held internet company, Worldwide Internet Solutions Network, Inc. ("WIZnet"), with a cost basis of approximately $150,000. The Company believes that this carrying amount represents the lower of cost or market. The Company is accounting for this investment using the cost method since the Company's investment represents less than 20% of the privately-held internet company's outstanding stock and the Company does not exert significant influence over WIZnet's operations.

Inventory

Inventory is stated at the lower of cost or market as determined by the first-in first-out (FIFO) method. The Company periodically evaluates its inventory obsolescence reserve to ensure inventory is recorded at net realizable value.

Impairment of Long-Lived Assets

Each year, management determines whether any property and equipment or any other assets have been impaired based on the criteria established in Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." During fiscal year 1999, management determined that goodwill associated with the purchase of IDP was impaired. Accordingly, the Company recorded an impairment charge of approximately $20.6 million (see Note 5). During fiscal 2000, the Company made no adjustments to the carrying values of the assets.

                            DUNN COMPUTER CORPORATION
                            D/B/A STEELCLOUD COMPANY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2.  Significant Accounting Policies (continued)

Goodwill and Other Intangible Assets

Goodwill and other intangibles represent the unamortized excess of the cost of acquiring subsidiary companies over the fair values of such companies' net tangible assets at the dates of acquisition. Goodwill related to the Company's acquisitions as described in Note 5 is being amortized on a straight-line basis over periods ranging from five to twenty years. Other intangibles, including contracts, are being amortized on a straight-line basis over a five year period.

Acquisition-Related Liabilities

During fiscal year 1998, the Company recorded $1,376,000 of acquisition-related liabilities in connection with the IDP Acquisition. These liabilities were recorded after certain actions had been identified, quantified and approved by management of the Company having authority to commit the Company to the plan. Those certain actions included closing the IDP facility in Maryland, integrating IDP and the Company's production, warehouse, sales, marketing and administrative functions, eliminating duplicative jobs and expanding space in the Company's office space in Virginia. During fiscal years 1998 and 1999, $232,000 and $894,000, respectively, of costs were charged against the liability. The acquisition-related liabilities remaining at October 31, 1999 and 2000 amounted to $250,000, consisting of severance payments to be made in future periods.

Stock Compensation

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation". SFAS 123 allows companies to account for stock-based compensation under either the new provisions of SFAS 123 or the provisions of Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," but requires pro forma disclosure in the footnotes to the consolidated financial statements as if the measurement provisions of SFAS 123 had been adopted. The Company continues accounting for its stock-based compensation in accordance with the provisions of APB 25.

Revenue Recognition

The Company generally recognizes revenues from product sales at the time of shipment. Revenues are earned principally pursuant to various contracts with agencies of the Federal government and commercial customers. Service revenues are recognized over the contractual period as the services are provided. Revenues from operating leases are recognized over the contract term.

                            DUNN COMPUTER CORPORATION
                            D/B/A STEELCLOUD COMPANY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2.  Significant Accounting Policies (continued)

Revenue Recognition (continued)

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

During the year ended October 31, 1998, 1999 and 2000, the Company had revenues from the Federal government, which represented 40%, 12%, and 27%, respectively, of total revenue. As of October 31, 1998, 1999 and 2000, accounts receivable from agencies of the Federal government represented 67%, 40%, and 56%, respectively. In addition, the Company had revenues from one commercial customer which represents 10% of fiscal year 2000 revenues.

Advertising Expenses

The Company expenses advertising costs as incurred. Advertising costs amounted to approximately $468,000, $130,000 and $41,000 during fiscal 1998, 1999, and
2000, respectively.

Income Taxes

The Company provides for income taxes in accordance with the liability method.

Supplemental Information of Non-Cash Investing and Financing Activities:

                                                                       Year Ended October 31,
                                                  -----------------------------------------------------------
                                                            1998                1999                2000
                                                  -----------------------------------------------------------
Acquisitions
Fair value of assets acquired                           $ 58,951,000                    -                  -
Less: cash paid                                           14,900,000                    -                  -
Stock  issued, net of value of stock returned
(see Note 10)                                              3,400,000                    -                  -
                                                  -----------------------------------------------------------
Liabilities assumed (including $1,376,000 of
acquisition related liabilities in 1998)                 $40,651,000                    -                  -
                                                  ===========================================================
Common stock issued in connection with legal
settlement                                                         -                    -          $ 597,645
                                                  ===========================================================
Deemed dividend on preferred stock                                 -                    -          $ 529,411
                                                  ===========================================================
Conversion of preferred stock and accrued
dividends to common stock                                          -                    -          $   4,404
                                                  ===========================================================

                            DUNN COMPUTER CORPORATION
                            D/B/A STEELCLOUD COMPANY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2.  Significant Accounting Policies (continued)

Earnings Per Share

The Company follows the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128") which requires the Company to present basic and fully diluted earnings per share. Basic earnings per share is based on the weighted average shares outstanding during the period. Diluted earnings per share increases the shares used in the basic net loss per share calculation by the dilutive effect of stock options, warrants and convertible preferred stock. For 1999 and 2000, the Company's common stock equivalent shares outstanding from stock options, warrants and convertible preferred stock are excluded from the diluted earnings per share calculation as their effect is antidilutive to net income (loss) to common stockholders before extraordinary items.

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

Recent Pronouncements

In December 1999, the SEC Staff issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 provides guidance related to revenue recognition based on interpretations and practices followed by the SEC Staff. The Company must adopt the guidance in SAB 101 no later than the fiscal quarter ending October 31, 2001. SAB 101 requires companies to report any changes in revenue recognition as a result of adoption as a cumulative change in accounting principle with restatement of prior quarterly information. The adoption of SAB 101 is not expected to have a material impact on the Company's consolidated financial statements.

3.  Property and Equipment and Equipment Lease

Property and equipment, including leasehold improvements, are stated at cost. Property and equipment are depreciated and amortized using the straight-line method over the estimated useful lives ranging from three to seven years. Leasehold improvements are amortized over the lesser of the related lease term or the useful life.

                            DUNN COMPUTER CORPORATION
                            D/B/A STEELCLOUD COMPANY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3.  Property and Equipment and Equipment Lease (continued)


Property and equipment consisted of the following:


                                                                         October 31,
                                                             ------------------------------------
                                                                    1999              2000
                                                             ------------------------------------
Computer and office equipment                                   $ 1,515,017        $ 1,577,145
Furniture and fixtures                                              302,741            302,741
Leasehold improvements                                              491,059            491,059
Other                                                               412,766            412,766
                                                             ------------------------------------
                                                                  2,721,583          2,783,711
Less accumulated depreciation and amortization                   (1,397,887)        (1,963,913)
                                                             ------------------------------------
                                                                $ 1,323,696          $ 819,798
                                                             ====================================

The Company owns equipment that is currently at customer sites under operating lease agreements (See Note 2 Revenue Recognition). The cost of the equipment was $6,345,508 and $6,821,801 at October 31, 2000 and 1999, respectively. The related accumulated depreciation on the equipment was $4,901,804 and $2,915,790 at October 31, 2000 and 1999, respectively.

4.  Goodwill and Other Intangible Assets

Goodwill and other intangible assets were comprised of:


                                                                         October 31,
                                                            -------------------------------------
                                                                    1999                2000
                                                            -------------------------------------
Goodwill                                                         $3,485,855         $3,485,855
Contracts                                                           600,000            600,000
Less accumulated amortization                                      (526,850)          (921,066)
                                                            -------------------------------------
                                                                 $3,559,005         $3,164,789
                                                            =====================================


See discussion of goodwill impairment recorded during fiscal 1999 in Note 5.

                            DUNN COMPUTER CORPORATION
                            D/B/A STEELCLOUD COMPANY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

                            DUNN COMPUTER CORPORATION
                            D/B/A STEELCLOUD COMPANY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5.  Acquisitions (continued)

IDP and PRIMO

On May 1, 1998, the Company acquired all of the outstanding stock of IDP and substantially all of the net assets of PRIMO for $14.9 million in cash and 750,000 shares of common stock of the Company, both subject to adjustment in the event that the combined net assets of IDP and PRIMO fell below a certain level stipulated in the Acquisition Agreement (See Note 10). The transaction was accounted for using the purchase method. The 750,000 shares of common stock were valued at the market price of the Company's common stock ($8.50 per share) on the date of the transaction. The purchase price was preliminarily allocated to the assets and liabilities acquired based on their estimated fair values. In conjunction with the acquisition, the Company recorded goodwill (as adjusted) in the amount of $22,453,929. The operations of IDP, including PRIMO, are included in the consolidated financial statements of the Company beginning May 1, 1998 (date of acquisition).

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

The selected unaudited pro forma information for the year ended October 31, 1998 includes the operating results of the Company as if the Company acquired STMS, IDP, and PRIMO on November 1, 1997.

                                                                   Year Ended
                                                                   October 31,
                                                                 --------------
                                                                      1998
                                                                 --------------
                                                                   (Unaudited)

Pro Forma net revenues                                           $110,310,000
Pro Forma net income (loss)                                      $ (6,768,000)
Pro Forma earnings per share                                            (0.75)
Pro Forma earnings per share assuming
 dilution                                                               (0.75)
Pro Forma weighted average shares outstanding                       8,981,000
Pro Forma weighted average shares outstanding
 assuming dilution                                                  8,981,000

                            DUNN COMPUTER CORPORATION
                            D/B/A STEELCLOUD COMPANY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5.  Acquisitions (continued)

IDP and PRIMO (continued)

Impairment of Goodwill

Statement of Financial Accounting Standards No. 121 (SFAS 121) "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

The Company determined that these factors indicated that the carrying amount of goodwill associated with the IDP and PRIMO acquisition may not be recoverable. The Company performed an analysis of the goodwill in accordance with SFAS 121 and determined that the fair value of the remaining goodwill (estimated using the present value of expected future cash flows) was approximately $1.1 million at the time of the analysis. Accordingly, the Company recorded an impairment charge of approximately $20.6 million during fiscal year 1999.

                            DUNN COMPUTER CORPORATION
                            D/B/A STEELCLOUD COMPANY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6.  Bank Lines of Credit and Notes Payable

IDP Line of Credit

In conjunction with the purchase of IDP, the Company assumed a credit facility of $25,000,000 secured by inventory and accounts receivable of IDP. The outstanding balance on this line of credit at October 31, 1999 was approximately $4,622,000. The interest rate applicable to this line of credit as of October 31, 1999 was 8.05%.

On November 8, 1999, the Company executed an agreement with the financial institution to terminate this facility. Under the terms of the agreement, the Company repaid approximately $3.0 million of the principal outstanding at October 31, 1999 prior to December 31, 1999. In addition, outstanding principal totaling approximately $832,000 was converted to a term note bearing interest at the prime rate (9.5% at October 31, 2000) and maturing in January 2002. The outstanding balance on this term note at October 31, 2000 was approximately $519,000. The remaining amount of approximately $750,000 was forgiven by the financial institution and has been reflected as an extraordinary gain on early extinguishment of debt in fiscal year 2000.

Operating Line of Credit

In May 1999, the Company entered into a line of credit agreement with a bank that was subsequently amended in February 2000. The amended agreement allows the Company to borrow an amount limited to the minimum of its borrowing base or $5,000,000. As of October 31, 1999 and 2000, the Company's borrowing base, which is based on certain percentages of total accounts receivable less overdue accounts, was approximately $2.5 million and $3.2 million, respectively. Outstanding borrowings bear interest at the prime rate plus 1%.

As of October 31, 1999 and 2000, the Company had borrowed approximately $2.3 million and $2.5 million, respectively, against this line of credit facility and had an unused borrowing capacity of approximately $200,000 and $600,000, respectively. The Company pays a commitment fee based on the unused borrowings under the line of credit facility. The line of credit is secured by all assets of the Company and its subsidiaries. The amended line of credit expired on November 30, 2000. On November 10, 2000, the Company amended the line of credit whereby the maximum availability was reduced to $3.5 million, the interest rate remained unchanged and the line of credit expires on November 30, 2001. The Company has classified this line of credit as long term based on the amended maturity date.

                            DUNN COMPUTER CORPORATION
                            D/B/A STEELCLOUD COMPANY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6.  Bank Lines of Credit and Notes Payable (continued)

Operating Line of Credit (continued)

Notes payable consisted of the following:

                                                                                        October 31,
                                                                               -------------------------------
                                                                                     1999             2000
                                                                               -------------------------------
Bank term note, bearing interest at the prime rate; payable in monthly
  installments of $34,652 plus accrued interest, due in January 2002.               $831,652        $519,119

Asset loans, bearing interest at annual interest rates ranging from
  7.9% to 10.46%; due in aggregate monthly payments of $1,303 at
  October 31, 1999 and 2000, respectively, due through August 2002,
  secured by certain assets of the Company                                            38,531          27,768
                                                                               -------------------------------
                                                                                     870,183         546,887

Less current portion                                                                 324,933         431,597
                                                                               -------------------------------
Notes payable, long-term                                                            $545,250        $115,290
                                                                               ===============================

Principal payments on the long-term debt for each of the fiscal years from 2001 to 2002 are due as follows:

                                                                 Year ended
                                                                 October 31,
                                                             ------------------
         2001                                                        431,597
         2002                                                        115,290
                                                             -------------------
         Total                                                      $546,887
                                                             ===================

                            DUNN COMPUTER CORPORATION
                            D/B/A STEELCLOUD COMPANY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6.  Bank Lines of Credit and Notes Payable (continued)

Receivable Financing Program

In December 1999, the Company entered a Short Term Accounts Receivable Financing Program with one of its vendors. Under the terms of the program, the vendor extended credit to the Company for specific pre-approved sales orders in exchange for the assignment of the associated receivable once the product was delivered to the customer. During fiscal 2000, the Company assigned approximately $1.56 million of specific receivables under the program. As of October 31, 2000, uncollectible receivables assigned under this agreement were approximately $112,000. Interest expense for fiscal 2000 related to the receivables assigned was approximately $9,000.

7.  Related Party Transaction

Thomas Dunne, the Company's President, and his wife, Claudia Dunne, the Company's Vice President, acquired a building for the purpose of leasing office space to the Company. In June 1999, the building was sold by Mr. and Mrs. Dunne and the lease was assigned to the new owner, an unaffiliated third party.

8.  Commitments

Operating Leases

The Company leased office space under a noncancelable operating lease agreement with two stockholders (see Note 7). In June 1999, the two stockholders sold the building and assigned the lease to the new owner, an unaffiliated third party, under the same terms. The lease agreement was renewed in October 1999 for an additional five years under the renewal option within the original lease. Additionally, the Company leases various office equipment and other office space under non-cancelable operating leases. Rent expense under these leases was approximately $499,100, $321,000 and $330,147 for the years ended October 31, 1998, 1999, and 2000, respectively.

Future minimum lease payments under noncancelable operating leases, including the leases assumed in the STMS and IDP acquisitions, at October 31, 2000 are as follows:

        2001                                         668,265
        2002                                         686,804
        2003                                         628,546
        2004                                         401,259
        2005                                          91,554
                                             ------------------
        Total                                     $2,476,428
                                             ==================

The Company will receive $1,151,370 in aggregate sublease income through fiscal 2003.

                            DUNN COMPUTER CORPORATION
                            D/B/A STEELCLOUD COMPANY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


9.  Employment Agreements

The Company has an employment agreement with Thomas P. Dunne. The agreement for Mr. Dunne has a term of three years commencing April 1997 and automatically renews for additional one year terms unless terminated by either the Company or the employee.

All other employment agreements the company had with certain key executives expired in September 2000.

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

The IDP Acquisition Agreement provided for an adjustment of the purchase price if the combined net worth of IDP and PRIMO exceeded or was below a specified level. Since the net worth on the closing balance sheet of IDP and PRIMO was below the specified level, the Company and the former IDP stockholders agreed to adjust the purchase price. In November 1998, the Company entered into a Purchase Price Adjustment Agreement with the two former stockholders of IDP whereby 350,000 shares of the Company's common stock originally issued in connection with the IDP acquisition were returned to the Company. The Company accounted for the return as a treasury stock transaction and valued such shares at the fair market value of the Company's common stock on the date of acquisition. In connection with the transaction, the Company and the two former stockholders also agreed to cancel the employment agreements in exchange for payments totaling $500,000, for which the Company recorded an adjustment to its purchase price allocation. In addition, the Company agreed and paid the balance of the notes payable to related parties of $905,960 in full by November 25, 1998. The two former stockholders retained their options to purchase the Company's common stock subject to all original terms and conditions. (See Note 5)

                            DUNN COMPUTER CORPORATION
                            D/B/A STEELCLOUD COMPANY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


10.  Stockholders' Equity

Equity Transactions

In connection with the acquisitions of IDP and PRIMO, the Company completed a public offering of 3,491,493 shares of common stock for net proceeds of $26,287,866.

On March 3, 2000, the Company executed a settlement for a judgment in favor of a former employee relating to an employment contract. Under the terms of the settlement, the Company paid $1 million and issued 225,000 shares of its common stock to the former employee.

On March 13, 2000, the Company sold 3,000 shares of its Series A Convertible Preferred Stock in a private placement, which is exempt from registration provided by Regulation D Rule 506 promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended. The Company received net proceeds of approximately $2.7 million, which was used to fund current and future operations.

In addition, the Company issued warrants to the preferred investor and broker of the transaction in the amount of 247,525 and 75,000 to purchase shares of the Company's common stock at $3.64 and $4.57 per share, respectively.

The holders of the preferred shares are entitled to cumulative dividends of 5% of the liquidation preference of $1,000 per share plus accrued but unpaid dividends whether or not declared. In October 2000, 150 shares of preferred stock plus accrued dividends were converted into common stock. As of October 31, 2000 there were approximately $91,000 in accrued and unpaid dividends. Each holder of preferred shares is entitled to voting rights equal to the number of shares of common stock into which such preferred shares are convertible.

The Series A Convertible Preferred Stock are convertible at the shareholders option into common stock at the price equal to the lesser of 85% of the average of the three lowest closing bid prices of the common stock for the 25 days prior to the conversion date or $3.64. The Company recorded a non-cash deemed dividend of $529,411 for the beneficial conversion feature. The transaction was reported as "Dividend to Preferred Stockholders" on the Company's 2000 Consolidated Statement of Operations.

Stock Options

On January 6, 1997, the Company adopted the 1997 Stock Option Plan (the Option
Plan) which permits the Company to grant up to 600,000 options to officers, directors and employees who contribute materially to the success of the Company. In September 1997, the Company increased the number of options available for grant under the plan to 2,200,000. In June 1999, the Company increased the number of options available for grant under the plan to 2,500,000. Stock options are generally granted at prices which the Company's Board of Directors believes approximates the fair market value of its common stock at the date of grant. The options vest ratably over a stated period of time not to exceed four years. The contractual term of the options is five years.

                            DUNN COMPUTER CORPORATION
                            D/B/A STEELCLOUD COMPANY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


10.  Stockholders' Equity (continued)

Stock Options (continued)

Common stock option activity was as follows:

                                                                                     Weighted-Average
                                                                         Shares       Exercise Price
                                                                     ---------------------------------
 Outstanding at October 31, 1997                                          1,857,000        $6.18
   Options granted                                                          865,000         7.46
   Options exercised                                                              -             -
   Options canceled or expired                                             (226,583)        5.35
                                                                     ---------------------------------
 Outstanding at October 31, 1998                                          2,495,817        $6.70
   Options granted                                                          413,000         2.87
   Options exercised                                                              -             -
   Options canceled or expired                                           (1,026,384)        5.56
                                                                     ---------------------------------
 Outstanding at October 31, 1999                                          1,882,433        $5.22
   Options granted                                                        1,147,000         1.26
   Options exercised                                                         (4,900)        3.13
   Options canceled or expired                                             (582,600)        2.74
                                                                     ---------------------------------
 Outstanding at October 31, 2000                                          2,441,933        $3.95
                                                                     ---------------------------------
 Exercisable at October 31, 2000                                          1,476,183        $5.55
                                                                     =================================


The total options outstanding include 600,000 options granted to the former IDP stockholders that are not included in the Option Plan.

As of October 31, 2000, there were 658,067 options available for future grants under the Option Plan.

During fiscal 1999, the Company repriced approximately 750,000 stock options granted to certain executives in accordance with their employment agreements. No compensation expense was recognized as the exercise price for the repriced options was at or above fair market value of the underlying stock at the end of each reporting period subsequent to June 30, 2000.

                            DUNN COMPUTER CORPORATION
                            D/B/A STEELCLOUD COMPANY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


10.  Stockholders' Equity (continued)

Stock Options (continued)

The following table summarizes information about fixed-price stock options outstanding at October 31, 2000:



                                                                                Average        Weighted-
                                                                               Remaining        Average
Range of Exercise Prices                                    Number            Contractual       Exercise
                                                          Outstanding            Life            Price
                                                     -------------------------------------------------------
$1.22-$4.15                                                  1,753,933           5.51             $2.23
$4.50-$6.50                                                     88,000           2.55              5.53
$6.75-$8.75                                                    600,000           8.00              8.75
                                                     -------------------------------------------------------
$1.22-$8.75                                                  2,441,933           5.85             $3.95
                                                     =======================================================


Had compensation expense related to the stock options been determined based on the fair value at the grant date for options granted during the years ended October 31, 1998, 1999, and 2000 consistent with the provisions of SFAS 123, the Company's net income and earnings per share would have been as follows:

                                                                     October 31,
                                                ------------------------------------------------------
                                                      1998               1999                2000
                                                -------------------------------------------------------
Net income (loss) - pro forma                     $ (2,535,579)     $(34,865,823)         $(491,904)
Loss per share - pro forma                             $ (0.35)          $ (3.71)            $(0.05)
Loss per share - assuming dilution pro forma           $ (0.35)          $ (3.71)            $(0.05)


The effect of applying SFAS 123 on pro forma net income as stated above is not necessarily representative of the effects on reported net income for future years due to, among other things, the vesting period of the stock options and the fair value of additional options in the future years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing fair value model with the following weighted-average assumptions used for grants in 1998, 1999 and 2000: dividend yield of 0%, expected volatility of 84%, 86% and 159% respectively; risk-free interest rates of 5.50%, 6.70% and 6.01% respectively; and expected life of the option term of five years. The weighted average fair values of the options granted in 1998, 1999 and 2000 with a stock price equal to the exercise price is $5.21, $2.02 and $1.26 respectively. The weighted average fair value of options granted in 1998 with a stock price greater than the exercise price is $7.36.

                            DUNN COMPUTER CORPORATION
                            D/B/A STEELCLOUD COMPANY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


11.  Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Components of the Company's net deferred tax asset balance are as follows:


                                                                                       October 31,
                                                                           ------------------------------------
                                                                                 1999              2000
                                                                           ------------------------------------
Deferred tax asset:
   Accrued expenses                                                           $   280,100      $   776,714
   Net operating loss carryforwards                                             5,569,085        4,834,470
   Basis differences of acquired assets                                           411,334                -
   Asset reserves                                                               1,294,156          648,318
   Other                                                                                -           78,808
                                                                           ------------------------------------
Total deferred asset                                                            7,554,675        6,338,310
                                                                           ------------------------------------
Deferred tax credit:
   Acquisition of intangible assets                                              (100,000)               -
   Depreciation                                                                  (205,674)               -
   Valuation allowance                                                         (5,966,306)      (5,011,565)
                                                                           ------------------------------------
Net deferred tax asset                                                         $1,282,695       $1,326,745
                                                                           ====================================


As of October 31, 2000, the Company had approximately $12.5 million in net operating loss carryforwards which expire between 2012 and 2020. Approximately $4.5 million of those net operating loss carryforwards relate to STMS and IDP and may be significantly limited under Section 382 of the Internal Revenue Service Code and the SRLY rules. The Company has recorded a valuation allowance for a portion of the deferred tax assets because realizability of those assets is uncertain.

                            DUNN COMPUTER CORPORATION
                            D/B/A STEELCLOUD COMPANY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


11.  Income Taxes (continued)

The components of the provision for income taxes are as follows:

                                                                             Years ended October 31,
                                                               --------------------------------------------------
                                                                    1998            1999             2000
                                                               --------------------------------------------------
Current tax expense (benefit):
  Federal                                                           $411,709        $(974,781)      $        -
  State                                                               91,144         (213,975)               -
                                                               --------------------------------------------------
                                                                     502,853       (1,188,756)               -
Deferred tax expense:
  Federal                                                            155,675          535,500           49,000
  State                                                               27,472           94,500           16,000
                                                               --------------------------------------------------
                                                                     183,147          630,000           65,000
                                                               --------------------------------------------------
Total provision for (benefit from) income taxes                     $686,000        $(558,756)      $   65,000
                                                               ==================================================


The reconciliation of income tax from the Federal statutory rate of 34% is:



                                                                     Years ended October 31,
                                                      ------------------------------------------------------
                                                            1998             1999               2000
                                                      ------------------------------------------------------
Tax at statutory rates:                                     $566,413       $(11,536,368)        $  49,089
Non-deductible expenses                                       35,480          7,277,936            68,966
Valuation allowance                                               -           4,278,322           (69,097)
State income tax, net of federal benefit                      84,107           (578,646)           16,042
                                                      ------------------------------------------------------
                                                            $686,000       $   (558,756)        $  65,000
                                                      ======================================================



In September 1997 and in May 1998, respectively, the Company acquired the stock of STMS and IDP in tax-free exchanges. The stock acquisitions were accounted for using the purchase method. Included in the Company's deferred tax assets at October 31, 2000 is approximately $3.8 million representing the differences between the assigned values and tax bases of the assets and liabilities acquired, as well as net operating loss carry forwards acquired. These deferred tax assets were fully reserved at the dates of acquisition. To the extent these deferred tax assets are subsequently realized, the resulting tax benefit will be applied to reduce goodwill recorded in connection with the acquisitions and there will be no impact on income tax expense.

                            DUNN COMPUTER CORPORATION
                            D/B/A STEELCLOUD COMPANY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


12.  Retirement Plans

401(k) Plans

Effective April 1, 1995, the Company adopted a 401(k) plan (the "Former Plan"). Employees are eligible to participate after completing six months of services and attaining age 18. Employees can defer up to 15% of compensation. Employee contributions are subject to Internal Revenue Service limitations. All employees who contributed to the Former Plan are eligible to share in discretionary Company matching contributions. During the years ended October 31, 1998, 1999 and 2000, the Company did not contribute to the Former Plan.

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

Effective May 1, 1999 the Company amended and terminated the existing plans. Simultaneous to the termination, the Company adopted a new 401(k) (the "Plan") for all current employees. Under the Plan, employees are eligible to participate after completing 90 days of service and attaining the age of 18. Employees can defer up to 15% of compensation. Employee contributions are subject to Internal Revenue Service limitations. All employees who contributed to the Plan are eligible to share in discretionary Company matching contributions. Company contributions vest over 5 years. In fiscal 2000, the Company contributed approximately $18,000 to the participants of the 401(k).

Defined Benefit Plan

The Company has a defined benefit plan (the "Pension Plan") covering substantially all salaried employees. The Pension Plan benefits are based on years of service and the employee's compensation. The Company's funding policy is to annually contribute amounts sufficient to meet minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974 ("ERISA"). Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. The assets of the Pension Plan are invested in money market and corporate debt and equity instruments. The Company contributed approximately $63,777 for the Pension Plan year ending October 31, 1997. The Company has accrued, but not yet paid, approximately $19,000, which amount represents its minimum funding requirements under ERISA for fiscal years 1998, 1999 and 2000.

                            DUNN COMPUTER CORPORATION
                            D/B/A STEELCLOUD COMPANY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


12.  Retirement Plans (continued)

Defined Benefit Plan (continued)

On January 6, 1997, the Company amended the Pension Plan to change the benefits to be paid out after retirement from 100% to 40% of its initial liability. This resulted in a reduction of the projected benefit obligation by approximately $150,000.

On October 31, 1999, the Company amended and terminated the Defined Benefit Plan. Under the termination, no additional benefits accrued to participants in the Plan after that date. In addition, all existing participants in the Plan became 100% vested in their accrued benefits in the Plan as of that date. No gain or loss was recognized as a result of the termination of the Pension Plan. The Company began to distribute the vested benefits to the participants in fiscal year 2000 and will complete the distributions is fiscal 2001.

The following table sets forth the Pension Plan's funded status as reported on activity, and amounts recognized in the Company's consolidated financial statements:



                                                                                      October 31,
                                                                          ------------------------------------
                                                                                 1998               1999
                                                                          ------------------------------------
Change in benefit obligation:

Benefit obligation at beginning of year                                         $321,559          $376,404
Service cost                                                                      48,195            48,195
Interest cost                                                                     27,034            28,230
Actuarial gain (loss)                                                            (20,384)           60,770
                                                                          ------------------------------------
Benefit obligation at end of year                                                376,404           513,599

Change in plan assets:

Fair value of plan assets at beginning of year                                   147,041           306,341
Actual return on plan assets                                                      95,523            81,840
Employer contributions                                                            63,777                 -
                                                                          ------------------------------------
Fair value of plan assets at end of year                                         306,341           388,181

Funded status:
Unrecognized actuarial loss                                                      (70,063)         (125,418)
Unrecognized transition asset                                                    (11,339)            3,028
Unrecognized prior service cost                                                   11,477                 -
                                                                          ------------------------------------
Accrued benefit cost                                                            $(69,925)        $(122,390)
                                                                          ====================================

                            DUNN COMPUTER CORPORATION
                            D/B/A STEELCLOUD COMPANY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


12.  Retirement Plans (continued)

Defined Benefit Plan (continued)

                                                                      Years ended October 31,
                                                                   ----------------------------
                                                                       1998          1999
                                                                   ----------------------------
Components of net periodic benefit cost

   Service cost                                                       $ 48,195      $ 48,195
   Interest cost                                                        27,034        28,230
   Actual return on assets                                             (95,523)      (81,840)
   Net amortization and deferral                                        90,219        57,880
                                                                   ----------------------------
Total net periodic pension cost                                       $ 69,925      $ 52,465
                                                                   ============================

Key assumptions used in the actuarial valuation were:

                                                                    Years ended October 31,
                                                                 -------------------------------
                                                                      1998           1999
                                                                 -------------------------------
Weighted average discount rate                                        7.5%           6.5%
Rate of return on assets:
  Pre-retirement                                                      8.0%           8.0%
  Post-retirement                                                     8.0%           8.0%

                            DUNN COMPUTER CORPORATION
                            D/B/A STEELCLOUD COMPANY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


13.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                                 Years ended October 31,
                                                  -------------------------------------------------------
                                                       1998              1999               2000
                                                  -------------------------------------------------------
Numerator:
   Net income (loss) before extraordinary gain         $979,921       $(33,607,145)           $50,665
   Preferred Stock dividends                                  -                  -           (624,828)
                                                  -------------------------------------------------------
   Net income (loss) available to common
      shareholders before extraordinary gain            979,921        (33,607,145)          (574,163)

Denominator:
Denominator for basic earnings per share-
  weighted-average shares                             7,231,397          9,403,775          9,580,112
Effect of dilutive securities:
   Employee stock options                               251,132                  -                  -
   Warrants                                               9,722                  -                  -
                                                  -------------------------------------------------------
   Dilutive potential common shares                     260,854                  -                  -
                                                  -------------------------------------------------------
 Denominator for diluted earnings per share -
   adjusted weighted-average shares and assumed
   conversions                                        7,492,251          9,403,775          9,580,112
                                                  -------------------------------------------------------

   Earnings (loss) per share                            $ 0.14            $ (3.57)            $ (.06)
                                                  =======================================================
   Diluted earnings per share                           $ 0.13            $ (3.57)           $  (.06)
                                                  =======================================================

                            DUNN COMPUTER CORPORATION
                            D/B/A STEELCLOUD COMPANY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


14.  Contingencies

IDP Acquisition

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

Professional Services Malpractice Claim

In August of 2000, the Company's former legal counsel filed a claim against the Company for approximately $343,087 plus accrued interest for legal fees and costs. In response to the claim, the Company filed a counter claim for professional malpractice and breach of fiduciary duty in the amount of $1,568,000. The matter is currently in litigation. An outcome for this matter cannot be predicted. The Company has accrued amounts for this potential liability in the financial statements.

Microsoft Licensing Agreement

In November 1998, IDP entered into a Government Integrator Agreement, as amended, with Microsoft Corporation (Microsoft) for the licensing of certain Microsoft software. During 1999, Microsoft asserted that IDP owed approximately $800,000 under this due primarily to amended billing by Microsoft concerning sales by IDP to the U.S. Air Force in conjunction with the Desktop V contract. On October 31, 2000, Microsoft filed suit against the Company for breach of contract. In conjunction with the filing of the claim, Microsoft further amended the original billings, which resulted in a claim against the Company of approximately $1.3 million. Subsequent to October 31, 2000, the Company submitted a motion to dismiss the case and filed a counterclaim of fraud on behalf of IDP in the amount of $500,000. The Company believes that it has meritorious defenses to the claim and intends to vigorously defend itself. The Company cannot estimate at this time the amount of the liability to be incurred, if any. In the event the Company is not successful in its defense and a judgment is entered on behalf of Microsoft for the full amount sought, the payment would have a material adverse effect upon the Company's financial position and results of operations. The Company has accrued for amounts due Microsoft based on the original billing terms.

Trademark Infringement

On October 19, 2000, the Company received a cease and desist letter from LoudCloud, Inc. alleging that the use of the "SteelCloud" mark and name would constitute an infringement of LoudCloud's rights to its "LoudCloud" mark and name and family of "Cloud" marks, that use of "SteelCloud" would dilute the distinctiveness and fame of the LoudCloud mark and name and, that such acts by the Company violated federal and state law regarding unfair competition. In response, the Company filed a declaratory judgment action in the U.S. District Court for the Eastern District of Virginia, seeking a judicial determination that its use of the "SteelCloud" mark and name would not violate the proprietary rights of LoudCloud nor dilute the alleged fame and distinctiveness of the "LoudCloud" mark and name. In this action, the Company also alleged a new claim that LoudCloud, Inc. has violated federal law through its misuse of the trademark provisions under the Lanham Act as amended in 1988. A hearing has been held on the LoudCloud motion to dismiss and the court has taken the matter under advisement. On January 10, 2001, the U.S. District Court for the Eastern District of Virginia dismissed the case. The Company has appealed such decision. The Company cannot estimate at this time the amount of the liability to be incurred, if any, but does not believe that this matter will have a material adverse effect upon the Company's financial position or results of operations.

                            DUNN COMPUTER CORPORATION
                            D/B/A STEELCLOUD COMPANY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


15. Quarterly Financial Information (unaudited)

Quarterly financial information for fiscal 2000 and 1999 is presented in the following tables:


                                                  1st             2nd            3rd             4th
                                                Quarter         Quarter        Quarter         Quarter
2000

Revenue                                      $7,128,063       $10,602,548    $10,328,950     $11,706,832
Gross Profit                                  1,481,318         2,007,347      1,797,071       1,844,247
(Loss) income after  preferred  dividends,
before extraordinary item                      (589,298)         (288,667)       190,565         113,237


Extraordianry item                              750,000                -              -               -
Net income (loss)                               160,702          (288,667)       190,565         113,237


Per Share Data
--------------
Income loss before extraordinary item          (0.06)            (0.03)           0.02            0.01
Net income (loss)                               0.02             (0.03)           0.02            0.01


1999

Revenue                                     $11,711,620       $ 9,440,804   $  7,255,482   $   6,067,391
Gross Profit                                  2,026,627         2,649,771        349,555       1,467,653
Net (loss) income                              (547,673)          (45,586)   (22,856,018)    (10,157,868)


Per Share Data
--------------
Net income (loss)                                  (.06)            (0.01)         (2.56)          (0.94)

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors
Dunn Computer Corporation d/b/a SteelCloud Company

     We have audited the consolidated financial statements of Dunn Computer Corporation d/b/a SteelCloud Company (a Virginia corporation) as of October 31, 1999 and 2000, and for each of the three years in the period ended October 31, 2000 and have issued our report thereon dated December 29, 2000 (included elsewhere in this Form 10-K). Our audits also included the consolidated financial statement schedule listed in Item 14 of this Form 10-K. The schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

     In our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole presents fairly, in all material respects, the information set forth herein.

                                           /s/ Ernst & Young LLP

McLean, Virginia
December 29, 2000

                  SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

                            DUNN COMPUTER CORPORATION
                            D/B/A STEELCLOUD COMPANY


Classification                                                       Balance at        Additions       Deductions        Balance
                                                                    Beginning of                                        at End of
                                                                        Year                                              Year
Allowance for doubtful accounts:
Year ended October 31, 1998.............................               $77,000          $59,000      $90,000(1)         $46,000
Year ended October 31, 1999.............................               $46,000       $1,400,000   $1,346,000(1)        $100,000
Year ended October 31, 2000.............................              $100,000               $o              $o        $100,000

Inventory reserve:
Year ended October 31, 1998.............................              $250,000               $o              $o        $250,000
Year ended October 31, 1999.............................              $250,000       $2,241,000     $362,000(2)      $2,129,000
Year ended October 31, 2000.............................            $2,129,000               $o     $575,000(2)      $1,554,000

-----------

(1)      Write-offs of accounts receivable

(2)      Write-offs of inventory