Form 10-Q
period 2001-01-31
DUNN COMPUTER CORP /VA/
filed 2001-03-19
CIK 1058027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                                   (Mark one)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2001

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

         As of March 1, 2001 there were 10,056,963 shares of the registrant's common stock outstanding.

                            Dunn Computer Corporation
                            D/B/A SteelCloud Company
                                 Form 10-Q Index
                 For the Quarterly period ended January 31, 2001

   Description                                                                                            Page
Part I.             Financial Information................................................................   3

Item 1.             Financial Statements................................................................
                    Consolidated Balance Sheets as of January 31, 2001 and October 31, 2000.............    3
                    Consolidated Statements of Operations for the three month periods ended January 31,
                    2001 and 2000.......................................................................    4
                    Consolidated Statements of Cash Flows for the three month periods ended January 31,
                    2001 and 2000.......................................................................    5
                    Notes to the Consolidated Financial Statements......................................    6

Item 2.             Management's Discussion and Analysis of Financial Condition and Results of
                    Operations..........................................................................    9

Part II.            Other Information...................................................................   11

Item 1.             Legal Proceedings...................................................................   11

Item 6.             Exhibits and Reports on Form 8-K....................................................   13

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DUNN COMPUTER CORPORATION
D/B/A STEELCLOUD COMPANY
CONSOLIDATED BALANCE SHEET

                                                                                      October 31,             January 31,
                                                                                         2000                    2001
                                                                                   ------------------     --------------------
                                        ASSETS                                                                (unaudited)
      Current assets

         Cash and cash equivalents                                                          $363,958                 $540,426
         Accounts receivable, net                                                         10,851,270                5,292,051
         Inventory, net                                                                    4,318,936                4,318,939
         Deferred tax asset                                                                1,326,745                  203,859
         Income tax receivable                                                               230,681                1,470,442
         Prepaid expenses and other current assets                                           191,897                  190,214
                                                                                   ------------------     --------------------
      Total current assets                                                                17,283,487               12,015,931

         Property and equipment, net                                                         819,798                  690,903
         Equipment on lease, net                                                           1,443,704                1,354,008
         Goodwill and other intangible assets, net                                         3,164,789                3,066,235
         Investments                                                                         150,000                  150,000
         Other assets                                                                        143,193                  133,952
                                                                                   ------------------     --------------------
      Total assets                                                                       $23,004,971              $17,411,029
                                                                                   ==================     ====================

                         LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities

          Accounts payable                                                                $7,886,342               $3,542,099
          Accrued expenses                                                                 2,753,361                2,236,216
          Accrued litigation costs                                                           343,087                  343,087
          Notes payable, current                                                             431,597                  430,745
          Unearned revenue                                                                   135,690                  239,729
          Line of credit - short-term                                                              -                1,679,500
                                                                                   ------------------     --------------------
      Total current liabilities                                                           11,550,077                8,471,376

         Notes payable, long-term portion                                                    115,290                    7,645
         Line of credit - long-term                                                        2,483,203                        -

      Stockholders' equity
          Preferred stock $.001 par value; 2,000,000 shares authorized, 3,000                      3                        3
                 shares issued and 2,700 outstanding; aggregate liquidation preference of $2,822,630
          Common stock, $.001 par value: 20,000,000 shares authorized, 9,806,962               9,807                   10,057
                 & 10,056,963 shares issued and outstanding at October 31, 2000 and January 31, 2001, respectively;
          Additional paid in capital                                                      41,584,844               41,590,478
          Treasury stock, 400,000 shares;                                                 (3,432,500)              (3,432,500)
          Accumulated deficit                                                            (29,305,753)             (29,236,030)
                                                                                   ------------------     --------------------
      Total stockholders' equity                                                           8,856,401                8,932,008
                                                                                   ------------------     --------------------
      Total liabilities and stockholders' equity                                         $23,004,971              $17,411,029
                                                                                   ==================     ====================


The accompanying notes are an integral part of these consolidated financial statements.

DUNN COMPUTER CORPORATION
D/B/A STEELCLOUD COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

                                                                                         Three Months Ended
                                                                                            January 31,
                                                                                   2000                    2001
                                                                           ---------------------    -------------------
     Net revenues                                                                    $7,128,063             $7,188,899
     Cost of revenue                                                                  5,646,745              5,440,561
                                                                           ---------------------    -------------------
     Gross profit                                                                     1,481,318              1,748,338

     Selling and marketing                                                              299,810                160,765
     General and administrative                                                       1,519,265              1,283,541
     Amortization of goodwill                                                            87,466                 98,554
                                                                           ---------------------    -------------------
     (Loss) income from operations                                                     (425,223)               205,478

     Interest income                                                                      4,446                 13,635
     Interest expense                                                                  (165,365)              (111,890)
     Other expense                                                                       (3,156)                     -
                                                                           ---------------------    -------------------
     Net (loss) income from operations before income
     taxes and extraordinary item                                                      (589,298)               107,223

     Provision for income taxes                                                               -                      -
                                                                           ---------------------    -------------------
     Net (loss) income before extraordinary gain                                       (589,298)               107,223

     Extraordinary gain - early extinguishment of debt                                  750,000                      -
                                                                           ---------------------    -------------------
     Net income before dividends                                                        160,702                107,223

     Dividends to preferred stockholders                                                      -                 37,500
                                                                           ---------------------    -------------------
     Net income attributable to common stockholders                                    $160,702                $69,723

     Basic and diluted (loss) earnings per share:
       (Loss) earnings before extraordinary gain                                          (0.06)                  0.01
       Extraordinary gain                                                                  0.08                      -
                                                                           ---------------------    -------------------
       Net earnings per share                                                             $0.02                  $0.01


The accompanying notes are an integral part of these consolidated statements.

DUNN COMPUTER CORPORATION
D/B/A STEELCLOUD COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                                                   Three Months Ended
                                                                                      January 31,
                                                                                2000                 2001
                                                                         ------------------   ------------------
Operating activities
Net income                                                                         $160,702            $107,223
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment                             728,534             467,500
Amortization of goodwill and other intangibles                                       87,466              98,554
Extraordinary debt extinguishment gain                                             (750,000)                  -
  Changes in operating assets and liabilities:
  Accounts receivable                                                             1,433,119           5,559,219
  Income tax receivable                                                                   -          (1,239,761)
  Inventory                                                                        (253,427)                 (3)
  Prepaid expenses and other assets                                                (130,380)             10,924
  Accounts payable                                                               (1,425,866)         (4,344,243)
  Accrued expenses                                                                2,408,889            (548,761)
  Deferred tax credit                                                               (47,567)          1,122,886
  Unearned revenue and other liabilities                                          1,416,493             104,039
                                                                         ------------------   ------------------
Net cash provided by operating activities                                         3,627,963           1,337,577

Investing activities
Purchase of property and equipment                                                 (247,416)           (248,909)

Financing activities
Proceeds from exercise of common stock options                                       15,313                   -
Payments on notes payable                                                           (23,478)           (108,497)
Repayments on line of credit, net                                                (3,040,705)           (803,703)
                                                                         ------------------   ------------------
Net cash used in financing activities                                            (3,048,870)           (912,200)

Net increase in cash and cash equivalents                                           331,677             176,468
Cash and cash equivalents at beginning of period                                    655,450             363,958
                                                                         ------------------   ------------------
Cash and cash equivalents at end of period                                         $987,127            $540,426

Supplemental cash flow information
Interest paid                                                                      $165,365            $111,891
Income taxes paid                                                                        $-                  $-

The accompanying notes are an integral part of these consolidated financial statements.

DUNN COMPUTER CORPORATION
D/B/A STEELCLOUD COMPANY
NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

The consolidated financial statements for the three month periods ended
January 31, 2001 and 2000 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K of Dunn Computer Corporation d/b/a SteelCloud Company (the "Company") which includes consolidated financial statements and notes thereto for the years ended October 31, 2000 and 1999.

Certain prior year amounts have been reclassified to conform to current year presentation.

2.   Early Extinguishment of Debt

In conjunction with the purchase of IDP, the Company assumed a credit facility of $25,000,000 secured by inventory and accounts receivable of IDP.

On November 8, 1999, the Company executed an agreement with the financial institution to terminate this facility. Under the terms of the agreement, the Company repaid approximately $3.0 million of the outstanding principal balance prior to December 31, 1999. In conjunction with the agreement, approximately $750,000 ($.08 per share) was forgiven by the financial institution and the remaining principal balance of approximately $832,000 was converted into a two-year note maturing in January 2002 bearing interest at the prime rate. The Company has properly reflected the $750,000 as an extraordinary gain for the three months ended January 31, 2000, which resulted in income of approximately $.08 per share. The outstanding balance on the note at October 31, 2000 and January 31, 2001 was approximately $519,000 and $415,000 respectively.

3.   Lease Transaction

In December 1999, the Company assigned payments from one of its operating leases to a financing company in exchange for the present value of the minimum lease payments. The Company has recorded this amount as unearned revenue and will recognize the revenue over the lease term. The lease term expired on September 30, 2000.

4.   Amended Line of Credit

On November 10, 2000, the Company amended its primary line of credit whereby the maximum availability was reduced from $5 million to $3.5 million while the interest rate remained unchanged at the prime rate plus 1%. The line of credit expires on November 30, 2001. The outstanding balance on the line of credit at October 31, 2000 and January 31, 2001 was approximately $2,483,000 and $1,680,000, respectively.

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

The holders of the preferred shares are entitled to cumulative dividends of 5% of the liquidation preference of $1,000 per share plus accrued but unpaid dividends whether or not declared. As of January 31, 2001, 300 shares of preferred stock plus accrued dividends were converted into common stock. As of January 31, 2001 there were approximately $123,000 in accrued and unpaid dividends. Each holder of preferred shares is entitled to voting rights equal to the number of shares of common stock into which such preferred shares are convertible.

The Series A Convertible Preferred Stock are convertible at the shareholders option into common stock at the price equal to the lesser of 85% of the average of the three lowest closing bid prices of the common stock for the 25 days prior to the conversion date or $3.64. In fiscal year 2000, the Company recorded a non-cash deemed dividend of $529,411 for the beneficial conversion feature. The transaction was reported as "Dividend to Preferred Stockholders" on the Company's 2000 Consolidated Statement of Operations.

6.   Earnings Per Share

Basic earnings per common share are calculated by dividing the net earnings
(loss) available to common shareholders by the weighted average number of common shares outstanding. Due to their anti-dilutive effects, outstanding shares of preferred stock, stock options and warrants to purchase shares of common stock were excluded from the computation of diluted earnings per share for the three months ended January 31, 2000 and 2001.

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

Microsoft Licensing Agreement

In November 1998, IDP entered into a Government Integrator Agreement, as amended, with Microsoft Corporation (Microsoft) for the licensing of certain Microsoft software. During 1999, Microsoft asserted that IDP owed approximately $800,000 under this due primarily to amended billing by Microsoft concerning sales by IDP to the U.S. Air Force in conjunction with the Desktop V contract. On October 31, 2000, Microsoft filed suit against the Company, and its subsidiary IDP, for breach of contract. In conjunction with the filing of the claim, Microsoft further amended the original billings, which resulted in a claim against the Company of approximately $1.3 million. Subsequent to October 31, 2000, the Company submitted a motion to dismiss the case and filed a counterclaim of fraud on behalf of IDP in the amount of $500,000. The Company believes that it has meritorious defenses to the claim and intends to vigorously defend itself. The Company cannot estimate at this time the amount of the liability to be incurred, if any. In the event the Company is not successful in its defense and a judgment is entered on behalf of Microsoft for the full amount sought, the payment would have a material adverse effect upon the Company's financial position and results of operations. The Company has accrued for amounts due Microsoft based on the original billing terms. On February 20, 2001, the Court ruled in favor of Dunn Computer Corporation d/b/a SteelCloud thereby dismissing that entity from the claim. The Company will continue to vigorously defend its subsidiary, IDP, for which it believes to have meritorious defenses.

Trademark Infringement

On October 19, 2000, the Company received a cease and desist letter from LoudCloud, Inc. alleging that the use of the "SteelCloud" mark and name would constitute an infringement of LoudCloud's rights to its "LoudCloud" mark and name and family of "Cloud" marks, that use of "SteelCloud" would dilute the distinctiveness and fame of the LoudCloud mark and name and, that such acts by the Company violated federal and state law regarding unfair competition. In response, the Company filed a declaratory judgment action in the U.S. District Court for the Eastern District of Virginia, seeking a judicial determination that its use of the "SteelCloud" mark and name would not violate the proprietary rights of LoudCloud nor dilute the alleged fame and distinctiveness of the "LoudCloud" mark and name. In this action, the Company also alleged a new claim that LoudCloud, Inc. has violated federal law through its misuse of the trademark provisions under the Lanham Act as amended in 1988. A hearing has been held on the LoudCloud motion to dismiss and the court has taken the matter under advisement. On January 10, 2001, the US District Court for the Eastern District of Virginia dismissed the case. SteelCloud has appealed such decision. The Company cannot estimate at this time the amount of the liability to be incurred, if any, but does not believe that this matter will have a material adverse effect upon the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Founded in 1987, Dunn Computer Corporation d/b/a SteelCloud Company, based in Dulles, Virginia, designs, develops and manufactures customized computers, appliances and network solutions. In addition, the Company provides Information Technology ("IT") solutions support for those hardware and networking solutions implemented.

The following discussion should be read in conjunction with the consolidated financial statements. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, risks associated with the integration of businesses following an acquisition, competitors with broader product lines and greater resources, emergence into new markets, the termination of any of the Company's significant contracts, the Company's inability to maintain working capital requirements to fund future operations or the Company's inability to attract and retain highly qualified management, technical and sales personnel.

RESULTS OF OPERATIONS

For the three months ended January 31, 2001 compared to the three months ended January 31, 2000

Net revenues for the three months ended January 31, 2001 were $7,188,899 as compared to $7,128,063 for the three months ended January 31, 2000, an increase of approximately 1%. Although revenue remained constant, the Company has continued to develop new markets and diversify its product mix in order to promote future revenue growth. For the three month period ended January 31, 2001, the Company derived its revenue from both commercial and Government contracts.

Gross margin, as a percentage of sales, increased to 24.3% for the three months ended January 31, 2001 from 20.8% for the three months ended January 31, 2000. This increase in profit margin, while revenue remained constant as compared to prior year, represents the change in the Company's product lines and product mix, which yield higher gross margins.

For the three months ended January 31, selling and marketing expenses decreased to $160,765 in fiscal 2001 from $299,810 in fiscal 2000, a decrease of approximately 46%. The decrease is attributable to the elimination of expensive marketing programs as well as the utilization of cooperative marketing arrangements with certain vendors which reduced the overall marketing costs.

General and administrative expenses decreased to $1,283,541 for the three months ended January 31, 2001 from $1,519,265 for the three months ended January 31, 2000. The decrease resulted primarily from the Company's efforts to manage general and administrative expenses relative to its net revenue and gross margin.

Interest expense, net of interest income, decreased to $98,255 for the three months ended January 31, 2001 from $160,919 for the three months ended January 31, 2000. This decrease is the result of the Company's reduction in its outstanding debt during fiscal 2001.

The Company reported net income before extraordinary items and dividends of $107,223 for the three months ended January 31, 2001, as compared to a net loss before extraordinary items and dividends of $589,298 for the same period in the prior year. This increase is the result of the Company's efforts to manage costs relative to its net revenue as well as its efforts to increase profit margins for their products and services sold. In addition, the Company recorded an extraordinary gain for the quarter ended January 31, 2000 due to the early extinguishment of the

Company's loan with Deutsche Financial Services, which resulted in net income of $160,702 for the period then ended.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended January 31, 2001, the Company generated approximately $1,338,000 in cash flow from its operating activities. The Company generated net income before preferred dividends of $107,223 and collected approximately $5,559,000 in receivables. The cash generated was used to purchase goods and services of approximately $4,344,000 net of payments and to reduce accrued expenses by approximately $549,000.

Funds used for investing activities consisted of the purchase of property, equipment and leased assets of $248,909. Net cash used for financing activities consisted of net repayments on the line of credit of $803,703 and payments on notes payable of $108,497.

In November 2000, the Company amended its existing line of credit from $5 million to $3.5 million, with an expiration date of November 30, 2001, bearing interest at the prime rate plus 1%. As of January 31, 2001, the Company had an outstanding balance on the line of credit of approximately $1.7 million and available borrowing capacity of $1.8 million.

In fiscal 2000, the Company executed an agreement terminating the borrowing arrangement with Deutsche Financial Services (DFS) whereby $3.0 million was repaid to DFS prior to December 31, 1999. The remaining outstanding balance of approximately $832,000 was converted to a 24-month note accruing interest at the prime rate and $750,000 was forgiven by DFS. The Company recorded the $750,000 as an extraordinary gain on the early extinguishment of debt.

As of January 31, 2001, the Company had working capital of approximately $3.5 million. The Company believes the bank facility, together with cash on hand, projected cash generated from operations, and income tax refunds due will provide sufficient financial resources to finance the current operations of the Company through fiscal 2001.

From time to time, the Company may pursue strategic acquisitions or mergers, which may require significant additional capital, and additional capital may be required to satisfy unusual or infrequent expenses. In such event, the Company may seek additional financing of debt and/or equity.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

Microsoft Licensing Agreement

In November 1998, IDP entered into a Government Integrator Agreement, as amended, with Microsoft Corporation (Microsoft) for the licensing of certain Microsoft software. During 1999, Microsoft asserted that IDP owed approximately $800,000 under this due primarily to amended billing by Microsoft concerning sales by IDP to the U.S. Air Force in conjunction with the Desktop V contract. On October 31, 2000, Microsoft filed suit against the Company for breach of contract. In conjunction with the filing of the claim, Microsoft further amended the original billings, which resulted in a claim against the Company of approximately $1.3 million. Subsequent to October 31, 2000, the Company submitted a motion to dismiss the case and filed a counterclaim of fraud on behalf of IDP in the amount of $500,000. The Company believes that it has meritorious defenses to the claim and intends to vigorously defend itself. The Company cannot estimate at this time the amount of the liability to be incurred, if any. In the event the Company is not successful in its defense and a judgment is entered on behalf of Microsoft for the full amount sought, the payment would have a material adverse effect upon the Company's financial position and results of operations. The Company has accrued for amounts due Microsoft based on the original billing terms. On February 20, 2001, the Court ruled in favor of Dunn Computer Corporation d/b/a SteelCloud thereby dismissing that entity from the claim. The Company will continue to vigorously defend its subsidiary, IDP, for which it believes to have meritorious defenses.

Trademark Infringement

On October 19, 2000, the Company received a cease and desist letter from LoudCloud, Inc. alleging that the use of the "SteelCloud" mark and name would constitute an infringement of LoudCloud's rights to its "LoudCloud" mark and name and family of "Cloud" marks, that use of "SteelCloud" would dilute the distinctiveness and fame of the LoudCloud mark and name and, that such acts by the Company violated federal and state law regarding unfair competition. In response, the Company filed a declaratory judgment action in the U.S. District Court for the Eastern District of Virginia, seeking a judicial determination that its use of the "SteelCloud" mark and name would not violate the proprietary rights of LoudCloud nor dilute the alleged fame and distinctiveness of the "LoudCloud" mark and name. In this action, the Company also alleged a new claim that LoudCloud, Inc. has violated federal law through its misuse of the trademark provisions under the Lanham Act as amended in 1988. A hearing has been held on the LoudCloud motion to dismiss and the court has taken the matter under advisement. On January 10, 2001, the US District Court for the Eastern District of Virginia dismissed the case. The Company has appealed such decision. The Company cannot estimate at this time the amount of the liability to be incurred, if any, but does not believe that this matter will have a material adverse effect upon the Company's financial position or results of operations.

There are routine legal claims pending against the Company, that occur in the ordinary course of business but in the opinion of management, liabilities, if any, arising from such claims will not have a material adverse effect on the financial condition and results of operation of the Company.

Other than the above, we are not a party in any other material legal proceedings.
                                                                              12

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit 11.1: Statement of computation of earnings per share.
Exhibit 27: Financial Data Schedule.

(b) Reports on Form 8-K

none

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Dunn Computer Corporation
                                            D/B/A SteelCloud Company
                                            (Registrant)

Date:    March 19, 2001             By:  /s/ Thomas P. Dunne
                                       ---------------------------------------
                                       Thomas P. Dunne
                                       Chief Executive Officer and President


Date:    March 19, 2001             By:  /s/ Kevin M. Murphy
                                       ---------------------------------------
                                       Kevin M. Murphy
                                       Vice President, Finance