Form 10-Q
period 2001-04-30
DUNN COMPUTER CORP /VA/
filed 2001-06-13
CIK 1058027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                                   (Mark one)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2001

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


                 (Former name or former address, if changed since last report) Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
        Yes  X      No______.
        As of June 1, 2001 there were 10,214,545 shares of the registrant's common stock outstanding.

                            Dunn Computer Corporation
                            D/B/A SteelCloud Company
                                 Form 10-Q Index
                  For the Quarterly period ended April 30, 2001



  Description                                                                          Page

Part I.          Financial Information................................................   3

Item 1.          Financial Statements.................................................
                 Consolidated Balance Sheets as of April 30, 2001 and October 31,
                 2000.................................................................   3
                 Consolidated Statements of Operations for the three and six month
                 periods ended April 30, 2001 and 2000................................   4
                 Consolidated Statements of Cash Flows for the six month periods
                 ended April 30, 2001 and 2000........................................   5
                 Notes to the Consolidated Financial Statements.......................   6

Item 2.          Management's Discussion and Analysis of Financial Condition and
                 Results of Operations................................................   9

Part II.         Other Information....................................................  12

Item 1.          Legal Proceedings....................................................  12

Item 6.          Exhibits and Reports on Form 8-K.....................................  13


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DUNN COMPUTER CORPORATION
D/B/A STEELCLOUD COMPANY
CONSOLIDATED BALANCE SHEETS

                                                                     October 31,          April 30,
                                                                         2000               2001
                                                                    ---------------    ----------------
                                ASSETS                                                   (unaudited)
     Current assets
        Cash and cash equivalents                                         $363,958            $198,524
        Accounts receivable, net                                        10,851,270           6,643,207
        Inventory, net                                                   4,318,936           4,203,824
        Deferred tax asset                                               1,326,745             218,359
        Income tax receivable                                              230,681           1,489,728
        Prepaid expenses and other current assets                          191,897             129,124
                                                                    ---------------    ----------------

     Total current assets                                               17,283,487          12,882,766

        Property and equipment, net                                        819,798             560,617
        Equipment on lease, net                                          1,443,704             779,091
        Goodwill and other intangible assets, net                        3,164,789           2,967,681
        Investments                                                        150,000             150,000
        Other assets                                                       143,193             127,146
                                                                    ---------------    ----------------

     Total assets                                                      $23,004,971         $17,467,301
                                                                    ===============    ================

                 LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities
         Accounts payable                                               $7,886,342          $2,939,645
         Accrued expenses                                                2,753,361           2,589,490
         Accrued litigation costs                                          343,087             343,087
         Notes payable, current                                            431,597             326,268
         Unearned revenue                                                  135,690             241,119
         Line of credit - short-term                                             -           1,958,091
                                                                    ---------------    ----------------

     Total current liabilities                                          11,550,077           8,397,700

        Notes payable, long-term portion                                   115,290               3,853
        Line of credit - long-term                                       2,483,203                   -

     Stockholders' equity
         Preferred stock $.001 par value; 2,000,000 shares                       3                   3
              authorized, 3,000 shares issued and 2,620
              outstanding; aggregate liquidation preference of
              $2,775,978
         Common stock, $.001 par value: 50,000,000 shares                    9,807              10,215
              authorized, 9,806,962 and 10,214,545 shares issued
              and outstanding at October 31, 2000 and April 30,
              2001, respectively;
         Additional paid in capital                                     41,584,844          41,594,471
         Treasury stock, 400,000 shares;                               (3,432,500)         (3,432,500)
         Accumulated deficit                                          (29,305,753)        (29,106,441)
                                                                    ---------------    ----------------

     Total stockholders' equity                                          8,856,401           9,065,748
                                                                    ---------------    ----------------

     Total liabilities and stockholders' equity                        $23,004,971         $17,467,301
                                                                    ===============    ================


The accompanying notes are an integral part of these consolidated financial statements.

DUNN COMPUTER CORPORATION
D/B/A STEELCLOUD COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)


                                                    Three Months Ended                 Six Months Ended
                                                         April 30,                        April 30,
                                               ------------------------------   --------------   --------------
                                                   2000             2001            2000             2001
                                               --------------   -------------   --------------   --------------

Net revenues                                     $ 10,602,548      $  7,328,384     $ 17,730,611      $ 14,517,283
Cost of revenue                                     8,595,201         5,519,503       14,241,946        10,960,065
                                                 ------------      ------------     ------------      ------------

Gross profit                                        2,007,347         1,808,881        3,488,665         3,557,218

Selling and marketing                                 291,972           219,648          591,782           380,412
General and administrative                          1,098,505         1,273,238        2,617,770         2,556,780
Amortization of goodwill                               87,466            98,554          174,932           197,108
                                                 ------------      ------------     ------------      ------------

Income from operations                                529,404           217,441          104,181           422,918

Interest expense                                      137,009            23,955          297,928           122,210
Other expense                                         151,651            26,396          154,807            26,396
                                                 ------------      ------------     ------------      ------------

Net income (loss) from operations before
extraordinary item                                    240,744           167,090         (348,554)          274,312
Extraordinary gain - early extinguishment
of debt                                                     -                 -          750,000                 -
                                                 ------------      ------------     ------------      ------------

Net income before dividends                           240,744           167,090          401,446           274,312
Dividends to preferred stockholders                   529,411            37,500          529,411            75,000
                                                 ------------      ------------     ------------      ------------

Net (loss) income attributable to common
stockholders                                     $   (288,667)     $    129,590     $   (127,965)     $    199,312

Basic and diluted (loss) earnings per share:
      (Loss) earnings before
      extraordinary gain                                (0.03)             0.01            (0.09)             0.02
      Extraordinary gain                                    -                 -             0.08                 -
                                                 ------------      ------------     ------------      ------------
      Net earnings per share                     $      (0.03)     $       0.01     ($      0.01)     $       0.02




The accompanying notes are an integral part of these consolidated statements.

DUNN COMPUTER CORPORATION
D/B/A STEELCLOUD COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)


                                                                   Six Months Ended
                                                                       April 30,
                                                                 2000            2001
                                                            --------------------------------

Operating activities
Net income                                                   $   401,446      $   274,312
Adjustments to reconcile net income to net cash provided
  by operating activities:
Depreciation and amortization of property and equipment        1,450,552          868,950

Amortization of goodwill and other intangibles                   174,932          197,108
Gain on sale of leases                                           (21,436)               -
Extraordinary debt extinguishment gain                          (750,000)               -
  Changes in operating assets and liabilities:
  Accounts receivable                                         (2,893,952)       4,208,063
  Income tax receivable                                                -       (1,259,047)
  Inventory                                                   (1,987,999)         621,140
  Prepaid expenses and other assets                              (70,812)          78,820
  Accounts payable                                            (1,294,166)      (4,946,697)
  Accrued expenses                                             5,249,012         (228,835)
  Deferred tax credit                                            (47,567)       1,108,386
  Unearned revenue and other liabilities                         857,078          105,429
                                                             -----------      -----------

Net cash provided by operating activities                      1,067,088        1,027,629

Investing activities
 Purchase of property and equipment                             (169,903)        (451,184)


Financing activities
Proceeds from issuance of preferred stock                      2,743,130                -
Proceeds from exercise of common stock options                    15,308                -
Payments on notes payable                                       (155,507)        (216,767)
Repayments on line of credit, net                             (3,582,805)        (525,112)
                                                             -----------      -----------

Net cash used in financing activities                           (979,874)        (741,879)

Net (decrease) in cash and cash equivalents                      (82,689)        (165,434)
Cash and cash equivalents at beginning of period                 655,450          363,958
                                                             -----------      -----------

Cash and cash equivalents at end of period                   $   572,761      $   198,524


Supplemental cash flow information
Interest paid                                                $   137,009      $    49,391

Income taxes paid                                                     $-               $-


The accompanying notes are an integral part of these consolidated financial statements.

DUNN COMPUTER CORPORATION
D/B/A STEELCLOUD COMPANY
NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

The consolidated financial statements for the three and six month periods ended April 30, 2001 and 2000 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K of Dunn Computer Corporation d/b/a SteelCloud Company (the "Company") which includes consolidated financial statements and notes thereto for the years ended October 31, 2000 and 1999.

Certain prior year amounts have been reclassified to conform to current year presentation.


2.  Early Extinguishment of Debt

In conjunction with the purchase of IDP, the Company assumed a credit facility of $25,000,000 secured by inventory and accounts receivable of IDP.

On November 8, 1999, the Company executed an agreement with the financial institution to terminate this facility. Under the terms of the agreement, the Company repaid approximately $3.0 million of the outstanding principal balance prior to December 31, 1999. In conjunction with the agreement, approximately $750,000 ($.08 per share) was forgiven by the financial institution and the remaining principal balance of approximately $832,000 was converted into a two-year note maturing in January 2002 bearing interest at the prime rate. The Company has properly reflected the $750,000 as an extraordinary gain for the three months ended January 31, 2000, which resulted in income of approximately $.08 per share. The outstanding balance on the note at October 31, 2000 and April 30, 2001 was approximately $519,000 and $311,000 respectively.


3.  Amended Line of Credit

On November 10, 2000, the Company amended its primary line of credit whereby the maximum availability was reduced from $5 million to $3.5 million while the interest rate remained unchanged at the prime rate plus 1%. The line of credit expires on November 30, 2001. The outstanding balance on the line of credit at October 31, 2000 and April 30, 2001 was approximately $2,483,000 and $1,958,000, respectively.

4.   Private Placement

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

The holders of the preferred shares are entitled to cumulative dividends of 5% of the liquidation preference of $1,000 per share plus accrued but unpaid dividends whether or not declared. As of April 30, 2001, 380 shares of preferred stock plus accrued dividends were converted into common stock. As of April 30, 2001, there were approximately $156,000 in accrued and unpaid dividends. Each holder of preferred shares is entitled to voting rights equal to the number of shares of common stock into which such preferred shares are convertible.

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


5.  Earnings Per Share

Basic earnings per common share are calculated by dividing the net earnings
(loss) available to common shareholders by the weighted average number of common shares outstanding. Due to their anti-dilutive effects, outstanding shares of preferred stock, stock options and warrants to purchase shares of common stock were excluded from the computation of diluted earnings per share for the three and six months ended April 30, 2000 and the six months ended April 30, 2001.

6.   Recently Issued Accounting Pronouncements

In December 1999, the SEC released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." This bulletin, as amended by Staff Accounting Bulletin Nos. 101A and 101B, establishes more clearly defined revenue recognition criteria than previously existing accounting pronouncements and is effective for the Company for the quarter ending October 31, 2001. The Company does not anticipate that it will have a material effect on its financial position, results of operations and cash flows.

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


RESULTS OF OPERATIONS

For the three and six months ended April 30, 2001 compared to the three and six months ended April 30, 2000

Net revenues for the three months ended April 30, 2001 were $7,328,384 as compared to $10,602,548 for the three months ended April 30, 2000, a decrease of approximately 31%. Net revenues for the six-month periods ended April 30, 2001 and 2000 were $14,517,283 and $17,730,611, respectively. The decrease in net revenues is attributable to the completion of a significant contract with the Puerto Rican Government in January 2001. At the end of the prior fiscal year, the Company modified its business plan to focus on providing network solutions through the development, engineering and deployment of new appliances and servers. The Company provides consulting services in order to install, implement and maintain these new appliances and servers. As a result of the business plan modification, the Company has yielded higher margins which have significantly offset the decline in sales volume. The Company will continue to develop new markets; new product lines and product mix in order to promote future revenue growth that yield higher than average margins.

The Company experienced a growth in gross margins, as a percentage of sales, as a result of its further diversification of its product offerings. For the three months ended April 30, 2001, gross margin, as a percentage of sales, increased to 24.7% from 18.9% for the three months ended April 30, 2000. For the six months ended April 30, gross margin was approximately 24.5% in fiscal 2001 compared to 19.7% in fiscal 2000.

For the three months ended April 30, selling and marketing expenses decreased to $219,648 in fiscal 2001 from $291,972 in fiscal 2000, a decrease of approximately 25%. For the six months ended April 30, selling and marketing expenses decreased to $380,412 in fiscal 2001 from $591,782 in fiscal 2000. The decrease is attributable to the elimination of expensive marketing programs as well as the utilization of co-operative marketing arrangements with certain vendors, which reduced the overall marketing costs.

General and administrative expenses increased to $1,273,238 for the three months ended April 30, 2001 from $1,098,505 for the three months ended April 30, 2000, an increase of approximately 16%. Fiscal 2000 general and administrative expenses were unusually low due to the settlement of certain liabilities for amounts less than accrued. The discounts received in those settlements were applied to operating costs and expenses incurred in defending and resolving those liabilities. For the six month period ended April 30, general and administrative expenses decreased to $2,556,780 in fiscal 2001 from $2,617,770 in fiscal 2000, a decrease of approximately 2%. Despite the increase during the three month period, the Company was able to reduce its general and administrative expenses for the six month period as a result if its efforts to manage general and administrative expenses relative to its net revenue and gross margin.

Interest expense, net of interest income, decreased to $23,955 for the three months ended April 30, 2001 from $137,009 for the three months ended April 30, 2000. For the six months ended April 30, interest expense, net of interest income, decreased to $122,210 in fiscal 2001 from $297,928 in fiscal 2000. This decrease is the result of the Company's reduction in its outstanding debt during fiscal 2001 as well as an overall decline in the short-term interest rate.

The Company reported net income before dividends of $167,090 for the three months ended April 30, 2001 as compared to $240,744 for the same period in the prior year. For the six months ended April 30, the Company reported net income before dividends of $274,312 for fiscal 2001 as compared to a net income of $401,446 for the comparable period during fiscal 2000. These decreases are attributable to the Company recording a gain on the early extinguishment of debt in the first quarter of fiscal 2000. Excluding the extraordinary item, the Company incurred a net operating loss for the six-month period ended April 30, 2000 of $348,554 as compared to an operating profit of $274,312 for the same period in fiscal 2001. This increase is the result of the Company's efforts to manage costs relative to its net revenue as well as its efforts to increase profit margins for their products and services sold.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended April 30, 2001, the Company generated approximately $1,027,629 in cash flow from its operating activities. The Company generated net income before preferred dividends of $274,312, collected approximately $4,208,063 in receivables and generated $105,429 of cash receipts from unearned products and services. The cash generated was used to purchase goods and services of approximately $4,946,697 net of payments and to reduce accrued expenses by approximately $228,835.

Funds used in investing activities consisted of the purchase of property, equipment and leased assets of $451,184. Net cash used for financing activities consisted of net repayments on the line of credit of $525,112 and payments on notes payable of $216,767.

In November 2000, the Company amended its existing line of credit from $5 million to $3.5 million, with an expiration date of November 30, 2001, bearing interest at the prime rate plus 1%. As of April 30, 2001, the Company had an outstanding balance on the line of credit of approximately $2.0 million and available borrowing capacity of $0.6 million.

In fiscal 2000, the Company executed an agreement terminating the borrowing arrangement with a financial institution whereby $3.0 million was repaid to financial institution prior to December 31, 1999. The remaining outstanding balance of approximately $832,000 was converted to a 24-month note accruing interest at the prime rate and $750,000 was forgiven by the financial institution. The Company recorded the $750,000 as an extraordinary gain on the early extinguishment of debt. As of April 30, 2001, the Company had an outstanding balance on the note payable of approximately $311,000.

As of April 30, 2001, the Company had working capital of approximately $4.5 million as compared to approximately $5.7 million for the year ended October 31, 2000. The decrease was due to the reclassification of the line of credit from long-term at October 31, 2000 to short-term at April 30, 2001 based on the maturity date. As a result, the $2.4 million line of credit balance at October 31, 2000 was not included in the working capital computation. The Company believes the bank facility, together with cash on hand, projected cash generated from operations, and income tax refunds due will provide sufficient financial resources to finance the current operations of the Company through fiscal 2001.

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

                             Dunn Computer Corporation
                             D/B/A SteelCloud Company
                             (Registrant)



Date:   June 12, 2001        By:  /s/ Thomas P. Dunne
                                 ----------------------------------
                                 Thomas P. Dunne
                                 Chief Executive Officer





Date:   June 12, 2001        By:  /s/ Kevin M. Murphy
                                 ----------------------------------
                                 Kevin M. Murphy
                                 Vice President, Finance