Form 10-K
period 2001-07-31
STEELCLOUD  INC
filed 2001-09-14
CIK 1058027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                                   (Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2001

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              For the transition period from __________ to ________

                           Commission File No. 0-24015

                                 STEELCLOUD, INC
             (Exact name of Registrant as specified in its charter)

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

                            DUNN COMPUTER CORPORATION
                            D/B/A STEELCLOUD COMPANY
                 (Former name or former address, if changed since last report) Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
        Yes  X      No______.
        As of September 1, 2001, there were 10,214,545 shares of the registrant's common stock outstanding.

                                 SteelCloud, Inc
                                 Form 10-Q Index
                  For the Quarterly period ended July 31, 2001


  Description                                                               Page

Part I.   Financial Information............................................   3

Item 1.   Financial Statements.............................................
          Consolidated Balance Sheets as of July 31, 2001 and
          October 31, 2000.................................................   3
          Consolidated Statements of Operations for the three and
          nine month periods ended July 31, 2001 and 2000..................   4
          Consolidated Statements of Cash Flows for the nine month
          periods ended July 31, 2001 and 2000.............................   5
          Notes to the Consolidated Financial Statements...................   6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................  10

Part II.  Other Information................................................  13

Item 1.   Legal Proceedings................................................  13

Item 4.   Submission of Matters to a Vote of Security Holders..............  13

Item 5.   Other Information ...............................................  14

Item 6.   Exhibits and Reports on Form 8-K.................................  15

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STEELCLOUD, INC
CONSOLIDATED BALANCE SHEETS


                                                                 October 31,      July 31,
                                                                    2000            2001
                                                                -------------   -------------
                                ASSETS                                           (unaudited)
     Current assets
        Cash and cash equivalents                                   $363,958      $1,984,826
        Accounts receivable, net                                  10,851,270       5,048,193
        Inventory, net                                             4,318,936       3,939,404
        Deferred tax asset                                         1,326,745         218,359
        Income tax receivable                                        230,681       1,489,799
        Prepaid expenses and other current assets                    191,897         195,568
                                                                -------------   ------------
     Total current assets                                         17,283,487      12,876,149

        Property and equipment, net                                  819,798         429,811
        Equipment on lease, net                                    1,443,704         669,845
        Goodwill and other intangible assets, net                  3,164,789       2,869,127
        Investments                                                  150,000         150,000
        Other assets                                                 143,193         120,340
                                                                -------------   ------------
     Total assets                                                $23,004,971     $17,115,272
                                                                =============   ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities
         Accounts payable                                         $7,886,342      $1,543,893
         Accrued expenses                                          2,753,361       3,377,643
         Accrued litigation costs                                    343,087               -
         Notes payable, current                                      431,597         221,888
         Unearned revenue                                            135,690         290,287
         Line of credit - short-term                                       -       2,109,483
                                                                -------------   ------------
     Total current liabilities                                    11,550,077       7,543,194

        Notes payable, long-term portion                             115,290               -
        Line of credit - long-term                                 2,483,203               -

     Stockholders' equity
         Preferred stock $.001 par value; 2,000,000 shares                 3               3
            authorized, 3,000 shares issued, 2,850 and 2,620
            outstanding at October 31, 2000 and July 31, 2001,
            respectively; aggregate liquidation preference of
            $2,813,478
         Common stock, $.001 par value: 50,000,000 shares              9,807          10,215
            authorized, 9,806,962 and 10,214,545 shares issued
            and outstanding at October 31, 2000 and July 31,
            2001, respectively;
         Additional paid in capital                               41,584,844      41,594,471
         Treasury stock, 400,000 shares;                         (3,432,500)     (3,432,500)
         Accumulated deficit                                     29,305,753)    (28,600,111)
                                                                ------------    ------------
     Total stockholders' equity                                    8,856,401       9,572,078
                                                                ------------    ------------
     Total liabilities and stockholders' equity                  $23,004,971     $17,115,272
                                                                ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

STEELCLOUD, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)


                                              Three Months Ended                Nine Months Ended
                                                   July 31,                          July 31,
                                         ------------------------------   ------------     -------------
                                              2000             2001            2000             2001
                                         --------------   -------------   --------------   -------------
Net revenues                               $10,328,950      $7,203,426      $28,059,561      $21,720,709
Cost of revenue                              8,531,879       5,299,316       22,773,825       16,259,381
                                         --------------   -------------   --------------   -------------
Gross profit                                 1,797,071       1,904,110        5,285,736        5,461,328

Selling and marketing                          246,313         182,963          838,095          563,375
General and administrative                   1,301,703       1,036,272        3,919,473        3,593,052
Amortization of goodwill                        98,554          98,554          273,486          295,662
                                         --------------   -------------   --------------   -------------
Income from operations                         150,501         586,321          254,682        1,009,239

Interest expense, net                          150,659          36,791          448,587          159,001
Other (income) expense                        (228,223)              -          (73,416)          26,396
                                         --------------   -------------   --------------   -------------
Net income (loss) from operations before
income taxes and extraordinary item
                                               228,065         549,530         (120,489)         823,842
Provision for income taxes                           -           5,700                -            5,700
                                         -------------    -------------   --------------   -------------
Net income (loss) before extraordinary
item                                           228,065         543,830         (120,489)          818,142
Extraordinary gain - early extinguishment
of debt                                              -               -          750,000                -
                                         -------------    -------------   --------------   -------------
Net income before dividends                    228,065         543,830          629,511          818,142
Dividends to preferred stockholders             37,500          37,500          566,911          112,500
                                         -------------    -------------   --------------   -------------
Net income attributable to common
stockholders                                  $190,565        $506,330          $62,600         $705,642

Basic earnings per share:
      Earnings (loss) before
      extraordinary gain                          0.02            0.05           (0.07)             0.07
      Extraordinary gain                             -               -                                 -
                                                                                  0.08
                                         --------------   -------------   --------------   -------------
      Net earnings per share                     $0.02           $0.05            $0.01            $0.07

Diluted earnings per share:
      Earnings (loss) before
      extraordinary gain                          0.02            0.04            (0.07)            0.06
      Extraordinary gain                             -               -             0.08                -
                                         --------------   -------------   --------------   -------------
      Net earnings per share                     $0.02           $0.04            $0.01            $0.06


The accompanying notes are an integral part of these consolidated statements.

STEELCLOUD, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)


                                                                     Nine Months Ended
                                                                          July 31,
                                                                    2000            2001
                                                                ----------------------------
Operating activities
Net income                                                        $592,011         $818,142
Adjustments to reconcile net income to net cash provided
  by operating activities:
Depreciation and amortization of property and equipment
                                                                 2,097,410        1,106,539
Amortization of goodwill and other intangibles                     284,574          295,662
Gain on sale of leases                                            (272,710)               -
Extraordinary debt extinguishment gain                            (750,000)               -
   Changes in operating assets and liabilities:
  Accounts receivable                                               302,239       5,803,077
  Income tax receivable                                             181,362      (1,259,118)
  Inventory                                                      (1,630,821)        898,715
  Prepaid expenses and other assets                                 (99,139)         19,182
  Accounts payable                                                  361,600      (6,342,449)
  Accrued expenses                                                 (182,875)        178,731
  Deferred tax credit                                               (47,568)      1,108,386
  Unearned revenue and other liabilities                            (43,221)        154,597
                                                               -----------------------------
Net cash provided by operating activities                          792,862        2,781,464

Investing activities
 Sale (purchase) of property and equipment                          454,595        (461,876)

Financing activities
Proceeds from issuance of preferred stock                         2,725,578               -
Proceeds from exercise of common stock options                       15,308               -
Payments on notes payable                                          (242,878)       (325,000)
Repayments on line of credit, net                                (3,966,120)       (373,720)
                                                              ------------------------------
Net cash used in financing activities                            (1,468,112)       (698,720)

Net (decrease) increase in cash and cash equivalents               (220,655)      1,620,868
Cash and cash equivalents at beginning of period                    655,450         363,958
                                                              ------------------------------
Cash and cash equivalents at end of period                         $434,795      $1,984,826

Supplemental cash flow information
Interest paid                                                      $448,587         $52,750

Income taxes paid                                                  $      -          $5,700


The accompanying notes are an integral part of these consolidated financial statements.

STEELCLOUD, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

The consolidated financial statements for the three and nine month periods ended July 31, 2001 and 2000 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K of SteelCloud, Inc; formerly Dunn Computer Corporation (the "Company"), which includes consolidated financial statements and notes thereto for the years ended October 31, 2000 and 1999.

Certain prior year amounts have been reclassified to conform to current year presentation.


2.  Early Extinguishment of Debt

In conjunction with the purchase of IDP, the Company assumed a credit facility of $25,000,000 secured by inventory and accounts receivable of IDP.

On November 8, 1999, the Company executed an agreement with the financial institution to terminate this facility. Under the terms of the agreement, the Company repaid approximately $3.0 million of the outstanding principal balance prior to December 31, 1999. In conjunction with the agreement, approximately $750,000 ($.08 per share) was forgiven by the financial institution and the remaining principal balance of approximately $832,000 was converted into a two-year note maturing in January 2002 bearing interest at the prime rate. The Company has properly reflected the $750,000 as an extraordinary gain for the three months ended January 31, 2000, which resulted in income of approximately $.08 per share. The outstanding balance on the note at October 31, 2000 and July 31, 2001 was approximately $519,000 and $207,000 respectively.


3.  Amended Line of Credit

On July 26, 2001, the Company made a second amendment to its bank modification agreement whereby the maximum availability under the line of credit increased from $3.5 million to $5.0 million. Under the terms of the amendment, the Company may make advances against their eligible inventory and receivables. The interest rate remained unchanged at the prime rate plus 1% and the line of credit expires on November 30, 2001. The outstanding balance on the line of credit at October 31, 2000 and July 31, 2001 was approximately $2,483,000 and $2,109,000, respectively.

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

The holders of the preferred shares are entitled to cumulative dividends of 5% of the liquidation preference of $1,000 per share plus accrued but unpaid dividends whether or not declared. As of July 31, 2001, 380 shares of preferred stock plus accrued dividends were converted into common stock. As of July 31, 2001, there was approximately $193,500 in accrued and unpaid dividends. Each holder of preferred shares is entitled to voting rights equal to the number of shares of common stock into which such preferred shares are convertible.

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

On July 26, 2001, the Company entered into an agreement with its Preferred Shareholders to redeem all of its outstanding Series A Convertible Preferred stock for $2,500,000 in cash. Under the redemption agreement, the Preferred Shareholders would retain approximately 247,000 warrants previously issued.

On August 2, 2001, the Company completed the transaction by delivering $2.5 million to its Preferred Shareholders in exchange for 2,620 shares of its Series A Convertible Preferred Stock. As a result of this redemption, the Company has no outstanding preferred shares. The Company will reflect the redemption transaction in its fourth quarter ending October 31, 2001.

5.  Recently Issued Accounting Pronouncements

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

In June 2001, the FASB issued SFAS No. 141, Business Combinations, which requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. Currently, the Company does not believe the adoption of SFAS No. 141 will have any impact on its financial statements

Also in June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. In addition, the statement includes provisions for the reclassification of certain existing recognized intangibles to goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. Goodwill and other intangibles, acquired prior to July 1, 2001, may be amortized until the adoption of the statement. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of the fiscal year ending October 31, 2003. The Company is currently assessing, but has not yet determined, the impact of SFAS No. 142 on its financial position and results of operations.

6.  Contingencies

Professional Services Malpractice Claim

In August of 2000, the Company's former legal counsel filed a claim against the Company for approximately $343,087 plus accrued interest for legal fees and costs. In response to the claim, the Company filed a counter claim for professional malpractice and breach of fiduciary duty in the amount of $1,568,000.

In June 2001, the Company reached a settlement agreement with its former legal counsel whereby both parties agreed to relinquish all claims against the other, release each other from liability and waive the payment of all outstanding claims. The Company has reversed the liability that had been previously recorded for this claim, which reduced general and administrative expenses.

Microsoft Licensing Agreement

In November 1998, IDP entered into a Government Integrator Agreement, as amended, with Microsoft Corporation (Microsoft) for the licensing of certain Microsoft software. During 1999, Microsoft asserted that IDP owed approximately $800,000 under this due primarily to amended billing by Microsoft concerning sales by IDP to the U.S. Air Force in conjunction with the Desktop V contract. On October 31, 2000, Microsoft filed suit against the Company, and its subsidiary IDP, for breach of contract. In conjunction with the filing of the claim, Microsoft further amended the original billings, which resulted in a claim against the Company of approximately $1.3 million. Subsequent to October 31, 2000, the Company submitted a motion to dismiss the case and filed a counterclaim of fraud on behalf of IDP in the amount of $500,000. The Company believes that it has meritorious defenses to the claim and intends to vigorously defend itself. The Company cannot estimate at this time the amount of the liability to be incurred, if any. In the event the Company is not successful in its defense and a judgment is entered on behalf of Microsoft for the full amount sought, the payment would have a material adverse effect upon the Company's financial position and results of operations. The Company has accrued for amounts due Microsoft based on the original billing terms. On February 20, 2001, the Court ruled in favor of SteelCloud thereby dismissing that entity from the claim. The Company will continue to vigorously defend its subsidiary, IDP, for which it believes to have meritorious defenses.

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

Contract Termination

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Founded in 1987, SteelCloud, Inc, based in Dulles, Virginia, designs, develops and manufactures customized computers and turnkey server appliances for software companies and organizations that develop, implement, and support e-business infrastructure solutions. Over the past 14 years, the company has delivered over 200,000 total systems, including 20,000 server appliances to major corporate and public sector enterprises, including some of the world's largest software and information technology ("IT") companies. SteelCloud's facilities include a manufacturing and engineering operation at its headquarters in Dulles, Virginia and an ISO 9002 manufacturing plant in Guayama, Puerto Rico. In addition, the Company provides IT consulting support for some of the hardware and networking solutions offered.

The following discussion should be read in conjunction with the consolidated financial statements. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, risks associated with the integration of businesses following an acquisition, competitors with broader product lines and greater resources, emergence into new markets, the termination of any of the Company's significant contracts, the Company's inability to maintain working capital requirements to fund future operations or the Company's inability to attract and retain highly qualified management, technical and sales personnel. The Company undertakes no obligation to publicly re-issue these forward-looking statements to reflect events or circumstances that arise after the date hereof.

RESULTS OF OPERATIONS

For the three and nine months ended July 31, 2001 compared to the three and nine months ended July 31, 2000

Net revenues for the three months ended July 31, 2001 were $7,203,426 as compared to $10,328,950 for the three months ended July 31, 2000, a decrease of approximately 30%. Net revenues for the nine month periods ended July 31, 2001 and 2000 were $21,720,709 and $28,059,561, respectively. The decrease in net revenues is attributable to the completion of a significant contract with the Puerto Rican Government in January 2001. At the end of the prior fiscal year, the Company modified its business plan to focus on providing network solutions through the development, engineering and deployment of new servers and appliances. As a result of the business plan modification, the Company has yielded higher margins through the bundling of its product offerings with their consulting services. These higher margins have significantly offset the decline in sales volume. The Company will continue to develop new markets, new product lines and product mix in order to promote future revenue growth that yield higher than average margins.

The Company experienced a growth in gross margins, as a percentage of sales, as a result of the execution of its new business strategy. For the three months ended July 31, 2001, gross margin, as a percentage of sales, increased to 26% from 17% for the three months ended July 31, 2000. For the nine months ended July 31, gross margin was approximately 25% in fiscal 2001 compared to 19% in fiscal 2000.

For the three months ended July 31, selling and marketing expenses decreased to $182,963 in fiscal 2001 from $246,313 in fiscal 2000, a decrease of approximately 26%. For the nine months ended July 31, selling and marketing expenses decreased to $563,375 in fiscal 2001 from $838,095 in fiscal 2000. The decrease is attributable to the elimination of expensive marketing programs as well as the utilization of co-operative marketing arrangements with certain vendors, which reduced the overall marketing costs.

General and administrative expenses decreased to $1,036,272 for the three months ended July 31, 2001 from $1,301,703 for the three months ended July 31, 2000, a decrease of approximately 20%. For the nine month period ended July 31, general and administrative expenses decreased to $3,593,052 in fiscal 2001 from $3,919,473 in fiscal 2000, a decrease of approximately 8%. The decrease is attributable to the settlement of certain liabilities for amounts less than accrued, whereby the discounts received in those settlements reduced operating costs and expenses incurred in defending and resolving those liabilities. In addition, the decrease can be attributed to the Company's efforts to manage general and administrative expenses relative to its net revenue and gross margin.

Interest expense, net of interest income, decreased to $36,791 for the three months ended July 31, 2001 from $150,659 for the three months ended July 31, 2000. For the nine months ended July 31, interest expense, net of interest income, decreased to $159,001 in fiscal 2001 from $448,587 in fiscal 2000. This decrease is the result of the Company's reduction in its outstanding debt during fiscal 2001 as well as an overall decline in the short-term interest rate.

The Company recorded a provision for income taxes for the three months ended July 31, 2001 of $5,700 related to the alternative minimum tax. The Company's current tax expense for the three and nine month periods ended July 31, 2001 was offset by the deferred tax benefit of operating loss carryforwards.

The Company reported net income before extraordinary items, taxes and dividends of $549,530 for the three months ended July 31, 2001 as compared to $228,065 for the same period in the prior year. For the nine months ended July 31, the Company reported net income before extraordinary items, taxes and dividends of $823,842 for fiscal 2001 as compared to a net loss of $120,489 for the comparable period during fiscal 2000. These increases are the result of the Company's efforts to manage costs relative to its net revenue as well as its efforts to increase profit margins for their products sold and services provided.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended July 31, 2001, the Company generated approximately $2,781,464 in cash flow from its operating activities. The Company generated net income before preferred dividends of $818,142. The Company generated cash from the reduction of inventories of approximately $898,715, collected approximately $5,803,077 in receivables and $154,597 of cash receipts from unearned products and services. The cash generated was used to purchase goods and services of approximately $6,342,449 net of payments.

Funds used in investing activities consisted of the purchase of property, equipment and leased assets of $461,876. Net cash used for financing activities consisted of net repayments on the line of credit of $373,720 and payments on notes payable of $325,000.

On July 26, 2001, the Company executed a second amendment to its bank modification agreement whereby the maximum availability under the line of credit increased from $3.5 to $5.0 million. Under the terms of the amendment, the Company may make advances against its eligible inventory and receivables. The interest rate remained unchanged at the prime rate plus 1% and the line of credit expires on November 30, 2001. As of July 31, 2001, the Company had an outstanding balance on the line of credit of approximately $2.1 million and available borrowing capacity of approximately $2.7 million.

In fiscal 2000, the Company executed an agreement terminating the borrowing arrangement with a financial institution whereby $3.0 million was repaid to financial institution prior to December 31, 1999. The remaining outstanding balance of approximately $832,000 was converted to a 24-month note accruing interest at the prime rate and $750,000 was forgiven by the financial institution. The Company recorded the $750,000 as an extraordinary gain on the early extinguishment of debt. As of July 31, 2001, the Company had an outstanding balance on the note payable of approximately $207,000.

As of July 31, 2001, the Company had working capital of approximately $5.3 million as compared to approximately $5.7 million for the year ended October 31, 2000. The decrease is due to the re-classification of the line of credit from long-term at October 31, 2000 to short-term at July 31, 2001 based on its maturity date. As a result, the $2.5 million line of credit balance at October 31, 2000 was not included in the working capital computation. The Company believes the bank facility, together with cash on hand, projected cash generated from operations, and income tax refunds due will provide sufficient financial resources to finance the current operations of the Company for the next twelve months.

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

In June 2001, the Company executed a settlement agreement with its former legal counsel whereby both parties agreed to relinquish all claims against the other, release each other from liability and waive the payment of all outstanding claims. The Company has reversed the liability that had been previously recorded for this claim, which reduced general and administrative expenses.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 15, 2001, the Company held its 2000 Annual Meeting of Shareholders. At the annual meeting, the Company's shareholders were asked to vote upon: (i) the election of three Class III Directors to serve for the following three years, one Class I Director for the following year and one Class II Director for the following two years and until their successors are duly elected and qualified,
(ii) the appointment of Ernst & Young LLP as independent accountants of the Company for the fiscal year ending October 31, 2001, (iii) the ratification of an amendment to the Company's Articles of Incorporation to change the Company's name to SteelCloud.

The following persons were elected as directors of the Company for the ensuing year by votes next to such persons name:

                      For           Against      Withheld

Jay M. Kaplowitz      8,498,772     178,081          0
James Bruno           8,494,922     181,931          0
Thomas P. Dunne       8,467,652     209,201          0
Edward Spear          8,499,422     177,431          0
Benjamin Krieger      8,494,022     182,831          0

Jay Kaplowitz was duly elected as a Class I Director, James Bruno was duly elected as a Class II Director and Thomas P. Dunne, Edward Spear and Benjamin Krieger were duly elected as Class III Directors, and each shall serve until their respective successors have been duly elected and qualified.

Ernst & Young, LLP was approved to act as the Company's independent certified public accountants for the ensuing year by the following vote:

                      For           Against      Abstain

                      8,646,990     25,160        4,503

The approval of an amendment to the Corporation's articles of incorporation to change the corporate name to SteelCloud was approved by the following by the following vote:

                      For           Against      Abstain

                      8,548,537     125,150       3,166


ITEM 5.  OTHER INFORMATION

NASDAQ

On July 3, 2001, the Company received a NASDAQ Staff Determination that the Company's common stock fails to comply with the $1.00 minimum bid price requirement for continued listing on The NASDAQ National Market as set forth in marketplace Rule 4450(a)(5), and that its common stock is, therefore, subject to delisting from The NASDAQ National Market.

The Company has requested an oral hearing with the NASDAQ Listing Qualifications Panel to review the Staff Determination. The delisting of the Company's common stock will be stayed pending the outcome of the hearing.

On August 23, 2001, the Company attended its hearing with NASDAQ. The Company is currently awaiting the outcome of that meeting.

There can be no assurance that the Company's actions will prevent the delisting of its common stock from The NASDAQ National Market. In the event that the Company is unsuccessful in maintaining its NASDAQ listing, the Company's common stock will be listed on the NASD OTC Bulletin Board.

Preferred Stock Redemption

On July 26, 2001, the Company entered into an agreement with its Preferred Shareholders to redeem all of its outstanding Series A Convertible Preferred stock for $2,500,000 in cash. Under the redemption agreement, the Preferred Shareholders would retain approximately 247,000 warrants previously issued.

On August 2, 2001, the Company completed the transaction by delivering $2.5 million to its Preferred Shareholders in exchange for 2,620 shares of its Series A Convertible Preferred Stock. As a result of this redemption, the Company has no outstanding preferred shares. The Company will reflect the redemption transaction in its fourth quarter ending October 31, 2001.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit 11.1: Statement of computation of earnings per share.

(b) Reports on Form 8-K

On June 28, 2001, the Company filed a report on Form 8-K, which included information, reported pursuant to Item 5 - Other Events. The report documented the settlement agreement with the Company's former legal counsel.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SteelCloud, Inc
                                    (Registrant)

Date:   September 14, 2001          By:  /s/ Thomas P. Dunne

                                    ------------------------------------
                                    Thomas P. Dunne
                                    Chief Executive Officer

Date:   September 14, 2001          By:  /s/ Kevin M. Murphy

                                    ------------------------------------
                                    Kevin M. Murphy
                                    Vice President, Finance

Exhibit 11.1

COMPUTATION OF EARNINGS PER SHARE


                                             Three Months Ended           Nine Months Ended
                                                  July 31,                    July 31,
                                              2000         2001           2000        2001
                                          -----------------------------------------------------
Numerator:
Net income (loss) before extraordinary        $228,065     $543,830       $629,511    $818,142
  gain
Preferred stock dividends                      (37,500)     (37,500)      (566,911)   (112,500)
                                          -----------------------------------------------------
Net (loss) income available to common
  shareholders before extraordinary gain
                                               190,565      506,330         62,600     705,642

Denominator:
Denominator for basic earnings per
  share- weighted-average shares             9,649,409   10,214,545      9,548,440  10,076,592
Effect of dilutive securities:
Employee stock options                         316,563            -              -      12,821
Convertible preferred stock                          -    5,137,255              -   3,084,316
                                          ----------------------------------------------------
Dilutive potential common shares               316,563    5,137,255              -   3,097,137

Denominator for diluted earnings per
  share adjusted weighted-average shares
  and assumed conversions                    9,965,972   15,351,800      9,548,440  13,173,729

Basic earnings per share                         $0.02        $0.05          $0.01       $0.07

Diluted earnings per share                       $0.02        $0.04          $0.01       $0.06
