Form 10-K
period 2001-10-31
STEELCLOUD  INC
filed 2002-01-29
CIK 1058027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 2001

                                       or

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ________________

                         Commission file number 0-24015

                                 STEELCLOUD, INC
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

          Securities registered pursuant to Section 12 (g) of the Act:

Title of each class                         Name of exchange on which registered
-------------------                         ------------------------------------

Common Stock, $.001
  par value per share                          Nasdaq National Market System


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if there is disclosure of delinquent filers in response to Item 405 of Regulation S-K contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         The aggregate market value of the voting stock held by non-affiliates of the issuer as of January 28, 2002 was $30,017,290.

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

         The number of shares outstanding of the registrant's Common Stock, $.001 par value per share, on January 28, 2002 was 10,214,545.

         Documents incorporated by reference: None

                                 STEELCLOUD, INC
                         2001 ANNUAL REPORT ON FORM 10-K

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
Item 11.          Executive Compensation
Item 12.          Security Ownership of Certain Beneficial Owners and Management
Item 13.          Certain Relationships and Related Transactions

         (Part III information is incorporated by reference from portions of the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A)

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K                                                 15

Signatures                                                                                                               18


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

SteelCloud, Inc. (formerly Dunn Computer Corporation) or (the "Company") was founded in 1987 as a company that manufactured and marketed custom computers, primarily to the Federal government.

Today, the company is principally engaged in the design and development of custom and customized server appliances for software and technology companies. SteelCloud develops these OEM (original equipment manufacturer) platform configurations to significantly reduce the end-users' implementation time and expense. The Company's appliance approach shortens its OEM partners' sales cycles while allowing them to increase their revenue and reinforce their branding strategies. SteelCloud sells OEM server appliances to leading software and technology companies that, in turn, distribute the uniquely "branded" products through their own direct sales and distribution channels worldwide.

The Company was incorporated as Dunn Computer Corporation in Virginia on February 26, 1998 in connection with the reorganization of Dunn Computer Corporation, a Delaware Corporation, which was incorporated on April 22, 1997. The Company's operating subsidiary, Dunn Computer Operating Company, was incorporated in Virginia in July 1987. The Company's other subsidiaries are International Data Products (IDP), acquired May 1998, STMS, Inc (STMS), acquired September 1997, and Puerto Rico Industrial Manufacturing Operations Acquisition Corporation (PRIMOA), incorporated in Puerto Rico in May 1998.

On September 25, 2000, the Company began doing business as ("d/b/a") SteelCloud Company. On October 19, 2000, the Company changed its NASDAQ ticker symbol from DNCC and began trading as SCLD. On May 15, 2001, the shareholders of the Company unanimously approved the name change of the Company to SteelCloud, Inc. effective on that date. Unless the context otherwise requires, the "Company" or "Dunn Computer Corporation" refers to SteelCloud Inc., its predecessor and its subsidiaries. The principal executive offices are located at 1306 Squire Court, Dulles, Virginia 20166. The Company's main telephone number is (703) 450-0400. Inquiries may also be sent to SteelCloud at info@steelcloud.com for sales and general information or ir@steelcloud.com for investor relations information.


Products and Services

The  Company  offers  network   appliances,   infrastructure   server  products,
outsourced manufacturing, and consulting services. The Company believes it operates in one segment, information technology.

Network Server Appliances: SteelCloud partners with leading software and technology companies to create uniquely branded, ready-to-use turnkey network server appliance solutions combining both hardware and software. SteelCloud integrates the partner's software onto a custom designed server platform, running Linux or Microsoft NT/2000. This process results in an optimized, tested, and certified appliance, unique to the OEM partner, that is ready to deploy and use when it arrives at the customer site. The company has leveraged its years of experience, developing and managing custom server platforms for mission-critical Department of Defense ("DOD") and security programs, to create a unique methodology for addressing the OEM market. The appliance becomes a "product" of the respective OEM partner, which in turn markets the appliance through their normal distribution channels. For its appliance customers, SteelCloud offers much more than hardware manufacturing. The Company assembles a package of design, support, and logistical services that are custom tailored for each particular software company, thereby augmenting the partner's internal capabilities. In essence, SteelCloud takes responsibility for those tasks necessary to successfully bring an appliance to market, which are impractical for its software partners to perform.

The Company believes that its unique approach to the server appliance market (collaborating with leading software manufacturers and leveraging their significant product marketing and sales efforts) enables it to realize economies of scale in development, sales, and marketing far greater than its revenue would indicate under a more traditional strategy. The Company also believes that risks relating to R&D (research and development) and inventory are also greatly reduced through its OEM partnership approach.

Infrastructure Products: The Company designs, develops and manufactures specialized custom servers, which are configured with single, dual, or quad Intel Pentium III, IV, or Xeon processors. These servers are designed to give data center customers the highest level of performance, reliability, and manageability available in the market today. The company combines its hardware offerings with specialized software integration and logistics programs to give its data center customers, unique solutions unavailable from the traditional hardware-only vendors.

The Company believes that the infrastructure/server market offers opportunities for higher profit margins compared to other sectors in the industry. With the continuing acceptance of Internet data center and ASP (application service provider) concepts, this market represents a significant growth opportunity for the Company.

Outsourced Manufacturing: Puerto Rico Industrial Manufacturing Operations Acquisition Corporation (PRIMOA) manufacturers a wide variety of computers and provides contract manufacturing services for companies who want to serve the Puerto Rican Market through a Puerto Rican manufacturer with localized services. PRIMOA operates a 20,000 square foot, ISO 9002 manufacturing facility in Guayama, Puerto Rico, and as part of the local community, PRIMOA's facility qualifies for incentives when bidding on Puerto Rican Government contracts. PRIMOA augments its computer products with localized, bi-lingual IT services such as training, maintenance, and consulting.

Consulting Services: SteelCloud provides a complete array of consulting services surrounding the technologies addressed by its server appliances. The Company's consulting services include network and security analysis, design and implementation, as well as help desk consulting. These services are primarily delivered in the form of short-term (less than three months) projects. The Company's consulting services are performed for a fixed-fee or on an hourly labor basis at the pre-negotiated price and estimated levels of effort. SteelCloud acts as a value-added reseller for certain software products that are delivered as a part of its consulting services. In many cases, SteelCloud provides its appliance customers with additional technical services that complement their appliance implementation.

Specific project-based services SteelCloud performs include network analysis, network design, systems implementation, virus protection, network security, software migrations, messaging system migrations and complete help desk implementation and support. SteelCloud maintains expertise in specific areas and technologies rather than general knowledge in many IT (information technology) areas. By maintaining a rigorous focus, SteelCloud provides highly skilled professionals and services that leverage our experience for maximum benefit to the client. Project management is the key component of SteelCloud's strategy and success in project-based engagements.

SteelCloud also provides network support services in the form of fixed-rate hourly engineering services. Client contracts range anywhere from one month to three years in length. Staffing services consist of placing one or more network engineers, user support technicians, or programmers on-site with a client. These professionals perform work as a "virtual" employee for the client and typically work under the direction of the client's management. Hourly rates for staffing engagements are normally lower than for project-based engagements; however, the contracts usually have substantially longer periods of performance. SteelCloud's success in this area is achieved largely due to contract renewals and increasing staffing requirements from existing customers.


Government Contracts

In fiscal 2001, the Company derived approximately 14% of its revenues from sales of hardware and services to the U.S. Federal Government pursuant to contracts with the General Services Administration (GSA) or other agency-specific contracts.

GSA Contract. The Company has a multiple award schedule contract with GSA (the "GSA" Contract). The Company's GSA contract was awarded in April 1996 and is valid through March 31, 2002. The GSA contract enables Government IT purchasers to acquire all of their requirements from a particular vendor and largely limits the competition to selected vendors holding GSA contracts. For fiscal year 2001, the Company's GSA contract had sales of $2.6 million, which accounted for approximately 9% of the Company's revenues. The Company expects to have its GSA contract renewed in 2002.

In fiscal 2001, the Company derived approximately 14% of its revenues from sales of hardware and services to the Puerto Rican Government.


Commercial Contracts

In fiscal year 2001, SteelCloud derived approximately 86% of its revenues from sales of hardware and services to the commercial marketplace and state and local government. The Company's commercial customer base consists of several Fortune 500 companies as well as medium-size local commercial customers. The Company derived approximately 51% of its revenues from three customers during fiscal 2001. The Company intends to continue to increase its commercial customer base in the upcoming fiscal year. The Company's Appliance Partner program and its own sales and marketing activities are concentrated on expanding the Company's commercial customer base. Strategic partnerships with industry leading companies such as Microsoft, Cisco, and Intel enable the Company to further diversify its product mix and attract high quality customers.

Manufacturing and Production

The Company's production capacity is 100,000 systems per year in its existing Dulles, Virginia facility on a three-shift basis. The Company's production capacity at its Puerto Rico facility is 100,000 systems per year. Both facilities are currently operating on a single shift basis.


Competition and Marketing

The markets for the Company's products and services are highly competitive. Many of the Company's competitors offer broader product lines and have substantially greater financial, technical, marketing and other resources. These competitors may benefit from component volume purchasing and product and process technology license arrangements that are more favorable in terms of pricing and availability than the Company's arrangements.

The Company competes with a large number of computer systems integrators, custom computer manufacturers, resellers, and IT services companies. The Company believes it is likely that these competitive conditions will continue in the future. There can be no assurance the Company will continue to compete successfully against existing or new competitors that may enter markets in which the Company operates.

There has been a consolidation in the industry as a result of acquisitions, the failure of many firms, and the decision of firms to focus on other markets. The following companies are significant competitors of the Company in at least one of its market segments:

     Company                                                  Type
     -------                                                  ----
       Sun Microsystems (Cobalt Networks) ..................  Manufacturer
       Avnet ...............................................  Manufacturer
       Pioneer-Standard Electronics ........................  Systems Integrator
       Nokia ...............................................  Manufacturer


Federal Government Market. The emergence of the GSA Schedule, which is a list of pre-approved vendors from which the Government and/or federal agencies may purchase goods and services, as a significant procurement vehicle has enabled traditional mass-market commercial computer companies to be more responsive to government requirements and become more competitive with the Company in the Federal Government Market. The Company believes that the Government's selection criteria for vendor selection consist of price, quality, familiarity with the vendor, and size and financial capability of the vendor. The government has increased the amount of information technology products acquired through the GSA Schedule. Because the company primarily targets custom computer procurements, it rarely competes with national commercial computer manufacturers such as Dell Computer Corporation and Compaq in the federal market.

Commercial Market. The information technology industry is highly competitive. Pricing is very aggressive in the industry and the Company expects pricing pressures to continue. The industry is also characterized by rapid changes in technology and consumer preferences, short product life cycles and evolving industry standards.

The commercial market for the Company's IT products and services is a highly fragmented market served by thousands of small value-added resellers and specialized manufacturers. These companies typically service a small geographic area and resell national brand computer and/or network hardware. The Company believes its consulting services group can compete effectively in the local market because it provides engineering services in conjunction with its turnkey server appliances and products from its strategic partners; e.g., Cisco, Microsoft, and Intel. The Company believes that its ability to integrate its server systems with networking products also gives its consulting services group a competitive advantage.

In the OEM server appliance market, the principal elements of competition are product reliability, quality, customization, price, customer service, technical support, value-added services, and product availability. There can be no assurance that the Company will, in the future, be able to compete effectively against existing and future competitors.


Marketing. The Company markets its products and services to software manufacturers, their channel partners, select commercial accounts and the federal government. The Company uses an in-house sales force and program managers to market its products and services. SteelCloud markets its products and services worldwide; either directly through its own sales personnel, or through the marketing organizations of its appliance partners. The Company believes that marketing is important for all of its target markets, although less so in its OEM appliance business because its success relies on the OEM partner's sales and marketing capabilities.

The Company strives to build a strong relationship with its customers. The Company believes that a key to building customer loyalty is a team of knowledgeable and responsive account executives and a knowledgeable technical and support staff. The Company assigns each customer a trained account executive, to whom subsequent calls to the Company will be directed. The account executive is augmented with a program manager for SteelCloud's larger customers. The Company believes that these strong one-on-one relationships improve the likelihood that the customer may consider the Company for future purchases. The Company intends to continue to provide its customers with products and technical services that offer the customer the best value.

The Company uses electronic commerce technologies in its marketing efforts and believes that its customers will continue to expand and utilize these technologies. The internet is being used by customers to advertise opportunities and to reference vendor information. The Company maintains a web site on the Internet referencing its GSA catalogue and product offerings. In addition, the Company provides the capability for customers to download updated software and drivers that become available.


Suppliers

The Company devotes significant resources to establishing and maintaining relationships with its key suppliers. The Company, where possible, purchases directly from component manufacturers such as Intel, Microsoft and Cisco among others. The Company also purchases multiple products directly from large national and regional distributors such as TechData Corporation and Ingram Micro.

Certain suppliers provide the Company with incentives in the form of discounts, rebates, credits, and cooperative advertising, and market development funds. The Company must continue to obtain products at competitive prices from leading suppliers in order to provide competitively priced products for its customers. In the event the Company is unable to purchase components from existing suppliers, the Company has alternative suppliers it can rely upon. The Company believes its relationships with its key suppliers to be good and believes that generally, there are multiple sources of supply available should the need arise.


Patents, Trademarks and Licenses

The Company works closely with computer product suppliers and other technology developers to stay abreast of the latest developments in computer technology. While the Company does not believe its continued success depends upon the rights to a patent portfolio, there can be no assurance that the Company will continue to have access to existing or new technology for use in its products.

The Company conducts its business under the trademarks and service marks of "SteelCloud", "SteelCloud Company", "Dunn Computer Corporation," "International Data Products," and "IDP." The Company believes its trademarks and service marks have significant value and are an important factor in the marketing of its products.

Because most software used on the Company's computers is not owned by the Company, the Company has entered into software licensing arrangements with several software manufacturers.


Employees

As of October 31, 2001, the Company had 90 employees. Of this total, 4 were employed in an executive capacity, 11 in sales and marketing, 18 in administrative capacities, 29 in technical and/or services and 28 in operations. As of January 23, 2002, the Company had 95 employees. None of SteelCloud's employees are covered by a collective bargaining agreement. SteelCloud considers its relationships with its employees to be good.

The Company believes that its future success depends in large part upon its continued ability to attract and retain highly qualified management, technical, and sales personnel. The computer industry's shortage of trained and experienced technicians has eased over the past twelve months. SteelCloud has an in-house training and mentoring program to develop its own supply of highly qualified technical support specialists. There can be no assurance, however, that the Company will be able to attract and retain the qualified personnel necessary for its business.


ITEM 2. DESCRIPTION OF PROPERTY

The Company leases approximately 35,000 square feet at its facility in Dulles, Virginia, which is used as its principal executive offices, for manufacturing and administrative services. Pursuant to the lease, which expires in February, 2005, the Company pays approximately $27,000 per month in rent.

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

In November 1998, IDP entered into a Government Integrator Agreement, as amended, with Microsoft Corporation (Microsoft) for the licensing of certain Microsoft software. During 1999, Microsoft asserted that IDP owed approximately $800,000 under this agreement due primarily to amended billing by Microsoft concerning sales by IDP to the U.S. Air Force in conjunction with the Desktop V contract. On October 31, 2000, Microsoft filed suit against the Company for breach of contract. In conjunction with the filing of the lawsuit, Microsoft increased its claim by asserting further amendments to billing and relating issues, resulting in a claim against the Company of approximately $1.3 million. Subsequent to October 31, 2000, the Company submitted a motion to dismiss the case and filed a counterclaim of fraud on behalf of IDP in the amount of $500,000. The Company believes that it has meritorious defenses to the claim and intends to vigorously defend itself. The Company cannot estimate at this time the amount of the liability to be incurred, if any, but does not believe that this matter will have a material adverse effect upon the Company's financial position or results of operations. The Company has accrued for amounts due Microsoft based on the original billing terms.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Prior to the quotation of the Company's Common Stock beginning on April 22, 1997, there was no established trading market for the Company's common stock. The Company's Common Stock is listed on The Nasdaq Stock Market, Inc.'s National Market System. The Company changed its symbol from "DNCC" to "SCLD" on October 19, 2000. The following table sets forth the high and low selling prices as reported by The Nasdaq National Market System for each fiscal quarter during the fiscal years ended October 31, 2001 and 2000, as well as for the first quarter of fiscal 2002 through January 28, 2002. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.


                                                            Fiscal 2000
                                                          High        Low
                                                        --------------------
First Quarter.....................................        $4.84      $1.00
Second Quarter....................................        $4.28      $2.00
Third Quarter.....................................        $2.50      $1.63
Fourth Quarter....................................        $1.84      $1.00


                                                            Fiscal 2001
                                                          High        Low
                                                        --------------------
First Quarter.....................................        $1.38      $0.69
Second Quarter....................................        $1.25      $0.50
Third Quarter.....................................        $0.75      $0.45
Fourth Quarter....................................        $1.05      $0.62


                                                            Fiscal 2002
                                                          High        Low
                                                        --------------------
First Quarter (through January 28, 2002)..........        $3.89      $0.78


On January 28, 2002 the closing price of the Company's Common Stock as reported on The Nasdaq National Market was $3.89 per share. There were approximately 5,085 shareholders of the Common Stock of the Company as of such date.

The Company has not paid cash dividends on its Common Stock and does not intend to do so in the foreseeable future.

Recent Sales of Unregistered Stock

On May 1, 1998, in connection with the IDP acquisition, the Company acquired all of the issued and outstanding capital stock of IDP Co. and substantially all of the net assets of PRIMO. In consideration for the IDP acquisition, the Company paid the former owners an aggregate of $14.9 million in cash and an aggregate of 750,000 shares of Common Stock. In November 1998, the Company received 350,000 shares of the stock previously issued to the former owners of IDP (Fusters) in connection with a Purchase Price Adjustment Agreement. The shares sold to the Fusters in the IDP acquisition were sold in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.

In March 2000, the Company sold 3,000 shares of its Series A Convertible Preferred Stock to one investor. In connection with the sale, the Company received an aggregate of $3,000,000. The shares of preferred stock were sold in reliance upon the exemption from registration provided by Regulation D Rule 506 of the Securities Act of 1933, as amended. In August 2001, the Company redeemed 2,620 shares of the Series A Convertible Preferred Stock which represented all of then outstanding Preferred Stock.

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

ITEM 6. SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA
                      (In thousands, except per share data)

The following selected consolidated financial data of SteelCloud should be read in conjunction with the consolidated financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations". The consolidated statement of operations data set forth below with respect to the fiscal years ended October 31, 1999, 2000 and 2001 and the consolidated balance sheet data as of October 31, 2000 and 2001 is derived from and is referenced to the audited consolidated financial statements of SteelCloud included elsewhere in this Annual Report on Form 10-K. The consolidated statement of income data set forth below with respect to the fiscal years ended October 31, 1997 and 1998 and the consolidated balance sheet data as of October 31, 1997, 1998 and 1999 is derived from audited consolidated financial statements of SteelCloud not included in this annual report.

                                                                                         Year ended October 31,
                                                                     1997(2)     1998(3)        1999         2000           2001
                                                                    ----------------------------------------------------------------
Consolidated Statement of Operations Data:
Net revenues.....................................................    $21,766      $66,888      $34,475       $39,766        $30,138
Costs of revenues................................................     17,549       54,969       27,981        32,636         22,510
Gross profit.....................................................      4,217       11,919        6,494         7,130          7,628
Selling, general and administrative, and amortization............      2,198        9,983       37,749         6,716          6,235
Income (loss) from operations....................................      2,019        1,936     (31,255)           414          1,393
Other (expense) income, net......................................         98        (270)      (2,911)         (298)          (274)
Income (loss) before income taxes and extraordinary gain.........      2,117        1,666     (34,166)           116          1,119
Provision for (benefit from) income taxes........................        795         686         (559)            65            105
Income (loss) before extraordinary gain..........................      1,322          980     (33,607)            51          1,014
Extraordinary gain...............................................          -            -            -           750              -
Cumulative effect of change in accounting principle..............          -            -            -             -          (576)
Preferred stock dividends........................................          -            -            -         (625)          (112)
Increase to income available to common stockholders from
  repurchase of preferred stock..................................          -            -            -             -            721
Net income (loss) available to common stockholders...............     $1,322         $980    $(33,607)          $176         $1,047
Basic earnings (loss) per share(1)...............................      $0.29        $0.14      $(3.57)         $0.02          $0.10
Earning (loss) per share assuming dilution(1)....................      $0.28        $0.13      $(3.57)         $0.02          $0.08
Weighted average shares outstanding(1)...........................      4,552        7,231        9,404         9,581         10,111
Weighted average shares outstanding assuming dilution(1).........      4,679        7,492        9,404         9,581         12,463
Pro forma basic earnings (loss) per share assuming the
  accounting change is applied retroactively.....................      $0.29        $0.14       $(3.57)       $(0.04)         $0.16
Pro forma earnings (loss) per share assuming the accounting
  change is applied retroactively, assuming dilution.............      $0.28        $0.13       $(3.57)       $(0.04)         $0.08


                                                                                           At October 31,
                                                                       1997       1998          1999         2000            2001
                                                                   ----------------------------------------------------------------
Consolidated Balance Sheet Data:
Working capital (deficit)........................................     $4,339      $5,773      $(1,422)       $5,733         $7,289
Total assets.....................................................     18,703      62,965        22,287       23,005         17,135
Long-term debt...................................................         75          51         2,845        2,598          3,837
Total liabilities................................................     10,465      24,592        17,470       14,149          9,736
Stockholders' equity.............................................      8,238      38,373         4,817        8,856          7,398


-----------

(1) The earnings per share amounts prior to fiscal 1998 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share. For further discussion of earnings per share see Note 2 to the Company's consolidated financial statements.

(2) Includes the activity of STMS from September 12, 1997 (date of acquisition).

(3) Includes the activity of IDP and PRIMO from May 1, 1998 (date of acquisition).

ITEM7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Founded in 1987, SteelCloud based in Dulles, Virginia, designs, develops and manufactures custom and customized server appliances and network solutions. In addition, the Company provides Information Technology ("IT") solutions support to clients for those hardware and networking solutions implemented.

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


Overview of Fiscal 2001

In fiscal 2001, the Company modified its business strategy to focus on the server appliance sector. As a result, the Company has partnered with software and technology companies in order to design and develop custom and customized network server appliances that are delivered to the commercial marketplace. The efficiencies realized on the development and production of these appliances has enabled the Company to increase its gross margin significantly over fiscal 2000. The increase in gross margins has offset the decrease in net revenues from fiscal 2000. The Company believes that this trend will continue during fiscal 2002.

In addition to the Company's modification of its business strategy, the following summarizes significant activity for fiscal 2001.


Completion of a significant contract

In fiscal 2000, the Company received a contract award from the Government of Puerto Rico for approximately $16.5 million. The contract commenced in March 2000 and deliveries were completed in January 2001. The completion of this contract primarily attributed to the overall decrease in net revenues. It is important to note that the margins realized on this contract were significantly lower than the server appliance model and as such the decrease in these revenues was offset by the increase in gross margin. During fiscal 2001, approximately $335,000 in revenue was recognized relating to this contract.


Redemption of the Company's Series A Convertible Preferred Stock

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

In  July  2001,  the  Company  entered  into an  agreement  with  its  Preferred
Shareholders to redeem all of its outstanding Series A Convertible Preferred Stock for $2.5 million in cash. Under the terms of the redemption agreement, the preferred shareholders retained approximately 247,000 warrants previously issued.

In August 2001, the Company completed the transaction by delivering $2.5 million to its preferred shareholders in exchange for the then outstanding 2,620 shares of its Series A Convertible Preferred Stock. As a result of this redemption, the Company had no outstanding preferred shares as of October 31, 2001.

Settlement of Malpractice Claim

In August 2000, the Company's former legal counsel filed a claim against the Company for approximately $343,087 plus accrued interest for legal fees and costs. In response to the claim, the Company filed a counter claim for professional malpractice and breach of fiduciary duty in the amount of $1,568,000.

In June 2001, the Company reached a settlement agreement with its former legal counsel whereby both parties agreed to relinquish all claims against the other, release each other from liability and waive the payment of all outstanding claims. The Company reversed the liability that had been previously recorded for this claim, which reduced general and administrative expenses for the fiscal year.


Fiscal 1999 Termination of a Significant Contract

On July 31, 1998, the Company received notice from the SBA that it was denying the request of the U.S. Air Force to waive the requirement to terminate IDP's Desktop V contract for the convenience of the Government upon the change in control of IDP to the Company. The Company appealed the denial of the SBA to the SBA's Office of Hearings and Appeals. On August 31, 1999, the SBA denied the appeal and ruled that the U.S. Air Force must terminate-for-convenience the Desktop V contract. On May 1, 1999, prior to the SBA ruling the U.S. Air Force determined not to exercise any of the remaining option years under the Desktop V contract and terminated the contract for all participating vendors. Initially awarded to IDP, the Desktop V contract was the Company's largest contract. Management believed at the date of the IDP acquisition, the contract would be renewed by the government through fiscal year 2003 and would generate over $100 million in revenues during that period. As a result of the termination of this contract, the recoverability of the Company's goodwill associated with the IDP acquisition was significantly impaired. Accordingly, management recorded an impairment charge of approximately $21 million during fiscal 1999.

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

Critical Accounting Policies

The Company believes the following represent its critical accounting policies:

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

Hardware products sold are generally covered by a warranty for periods ranging from one to three years. The Company accrues a warranty reserve for estimated costs to provide warranty services. The Company's estimate of costs to service its warranty obligations is based on historical experience and expectation of future conditions. To the extent the Company experiences increased warranty claim activity or increased costs associated with servicing those claims, its warranty accrual will increase resulting in decreased gross profit.

Legal Contingencies

We are currently involved in certain legal proceedings. As discussed in Note 12 of our consolidated financial statements, as of October 31, 2001, we have accrued our estimate of the probable costs for the resolution of these claims. This estimate has been developed in consultation with outside counsel handling our defense in these matters and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. We do not believe these proceedings will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions, of the effectiveness of our strategies, related to these proceedings.

Impairment of Goodwill

We periodically evaluate acquired businesses for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Results of Operations

         The following table sets forth for the fiscal years ended October 31, 1997, 1998, 1999, 2000 and 2001, certain income and expense items of SteelCloud as a percentage of net revenues.

                                                        1997        1998         1999        2000        2001
                                                        ----        ----         ----        ----        ----
Net revenues.......................................    100.00%     100.00%      100.00%     100.00%     100.00%
Costs of revenues..................................     80.63%      82.18%       81.16%      82.07%      74.69%
Gross profit.......................................     19.37%      17.82%       18.84%      17.93%      25.31%
Selling, general and administrative and
  amortization.....................................     10.10%      14.92%      109.50%      16.88%      20.69%
Income (loss) from operations......................      9.27%       2.90%      -90.66%       1.04%       4.62%
Other (expense) income.............................      0.45%      -0.40%       -8.44%       0.75%       0.91%
Income (loss) before income taxes..................      9.72%       2.50%      -99.10%       0.29%       3.71%
Provision for (benefit from) income taxes..........      3.65%       1.03%       -1.62%       0.16%       0.35%
Net income (loss) to common stockholders...........      6.07%       1.47%      -97.48%       0.44%       3.47%

Fiscal Year Ended October 31, 2001 Compared to Fiscal Year Ended October 31,
2000

         Net revenues of SteelCloud for fiscal year ended October 31, 2001 ("fiscal 2001") decreased approximately 24% to $30.1 million from $39.8 million for fiscal year ended October 31, 2000 ("fiscal 2000"). The decrease was primarily due to the completion of a significant contract with the Puerto Rican Government which represented approximately $16.2 million of fiscal 2000 revenues. Excluding the contract with the Puerto Rican Government, net revenues increased by approximately 26% to $29.8 million from fiscal 2000 revenues of $23.6 million which was the result of the Company's growth with their OEM arrangements, consulting services and server appliance sales. During Fiscal 2001, the Company derived approximately 51% of its revenues from three customers. During fiscal 2001, the Company's revenues from its reselling activities increased to approximately $2.1 million from approximately $176,000 in fiscal 2000. The increase is a result of the Company's partnerships with certain software companies.

         Gross profit for fiscal 2001 increased by approximately 7% to $7.6 million from $7.1 million. The increase is the result of the Company's successful efforts in developing and deploying customized server appliances to the commercial marketplace. Gross profit as a percentage of net revenues during the same periods significantly increased to 25.3% from 17.9% which is the result of lower sales volume at higher margins.

         Selling and marketing expense significantly decreased for fiscal 2001 by 27% to approximately $755,000 from approximately $1.0 million for fiscal 2000. During fiscal 2001, the Company continued to reduce its expensive marketing programs and increased its marketing efforts through the use of cooperative marketing dollars which resulted in an overall decrease. In addition, the Company's new business strategy relies more heavily on combined sales and marketing efforts by the Company and the software and technology partner.

         General and administrative expense for fiscal 2001 decreased 4% to $5.1 million from $5.3 million for fiscal 2000. As a percentage of net revenues, general and administrative expense slightly increased to 16.9% for fiscal 2001 from 13.3% for fiscal 2000. This was due to the reduced revenue base compared to the relatively stable general and administrative cost structure. The overall decrease from fiscal 2000 resulted primarily from the Company's efforts to manage general and administrative costs relative to its net revenue and gross margin.

         Other expense, including interest, for fiscal 2001 decreased to approximately $274,000 from approximately $299,000 for fiscal 2000. This was the result a continual decrease in the short-term borrowing rates throughout fiscal 2001. In addition, the Company sold certain assets in fiscal 2000 for which gains of $228,000 were recognized.

         Cumulative Effect of Accounting Change. During 2001, the Company implemented Emerging Issues Task Force Issue No. 00-27, Application of EITF Issue No. 98-5, "Accounting for Convertible Securities with Beneficial
Conversion Features or Contingently Adjustable Conversion Ratios," to Certain Convertible Instruments (EITF 00-27). Issue 1 of EITF 00-27 modified the calculation of beneficial conversion feature discounts for convertible securities issued with detachable instruments for all transactions subject to EITF Issue No. 98-5. As a result of implementation of EITF 00-27, the beneficial conversion feature discount associated with the Company's Series A Convertible Preferred Stock increased by $576,001. This non-cash item has been recorded by the Company as a cumulative effect of a change in accounting principle in accordance with EITF 00-27.

         Net income available to common shareholders includes certain one-time and non-recurring increase to income available to common stockholders of $721,816 relating to the Series A Convertible Preferred Stock private placement with Briarcliff Investors LLC, which closed in March 2000 and the redemption of those preferred shares in August 2001 for $2.5 million. Net income available to common shareholders is also comprised of the accumulating 5% dividends on the
Series A Convertible Preferred Stock for the period those shares were outstanding. For fiscal 2000, dividends to preferred stockholders included a non-cash deemed dividend of $529,411 for the beneficial conversion feature discount associated with the private placement of the preferred stock and $95,417 for the 5% dividend on the convertible preferred stock for the period those shares were outstanding. Net income available to common shareholders increased approximately 495% to $1,047,041 in fiscal 2001 from $175,837 in fiscal 2000. The increase is attributable to the growth in gross margins which resulted from the Company moving away from its low margin legacy business and increasing its focus on the customized server appliance market. In addition, the Company has managed its selling, general and administrative costs relative to its net revenues and gross margin thereby increasing net income in fiscal 2001.


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

         Net income available to common shareholders increased approximately 100% to $175,837 in fiscal 2000 from a loss of $33,607,145 in fiscal 1999. The increase is attributable to the Company's efforts to manage its selling, general and administrative costs relative to its net revenues and gross margins. In addition, the Company recorded an impairment charge of approximately $21 million in fiscal 1999 related to the impairment of goodwill associated with the acquisition of IDP.

Liquidity and Capital Resources

         In fiscal 2001, the Company generated approximately $2.1 million in cash flow from operations. The Company generated cash from the significant reduction of receivables of approximately $4.6 million and the collection of income tax receivables of approximately $233,000. The cash generated was used to reduce accounts payable by approximately $4.6 million, accrued expenses by approximately $384,000 and increase inventory by approximately $261,000. The Company's investing activities consisted of the purchases of approximately $519,000 for property and equipment, primarily for lease transactions with its customers.

         The Company's financing activities during fiscal 2001 were provided by the Company's bank line of credit with First Union Bank. The line of credit expires on March 31, 2003 and currently bears interest at the lower of (a) prime or (b) the LIBOR Market Index Rate plus two and one-half percent. As of December 31, 2001, the Company had an outstanding balance on the line of credit of approximately $3.3 million and available borrowing capacity of approximately $1.7 million.

         In fiscal 2001, the Company redeemed 2,620 shares of its Series A Convertible Preferred Stock, which represented all of its outstanding preferred shares, for $2.5 million. As a result, there are no preferred shares outstanding at October 31, 2001.

         In fiscal 1999, SteelCloud's subsidiary, IDP, had borrowing agreements with Deutsche Financial Services (DFS) for an aggregate of $25 million. The outstanding balance as of October 31, 1999 was approximately $4.7 million. In fiscal 2000, the Company executed an agreement terminating the borrowing arrangement whereby $3.25 million was repaid to DFS prior to December 31, 1999. Of the remaining outstanding balance, approximately $832,000 was converted to a 24 month note accruing interest at the prime rate and $750,000 was forgiven by DFS. The Company recorded the $750,000 as an extraordinary gain on the early extinguishment of debt in fiscal 2000. As of October 31, 2001, the balance on the note payable was approximately $103,000. The balance was paid in full on January 1, 2002.

         As of October 31, 2001, the Company had working capital of approximately $7.3 million. The Company believes the bank facility, together with cash on hand, projected cash generated from operations and income tax refunds due will provide sufficient financial resources to finance the current operations of the Company through fiscal 2002.

         The Company has obligations under its operating lease commitments of approximately $687,000 for fiscal 2002. In addition, the Company will receive approximately $375,000 in rental income which will be used to offset its lease commitments.

         From time to time, the Company may pursue strategic acquisitions or mergers which may require significant additional capital. In such event, the Company may seek additional financing of debt and/or equity.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk related to fluctuations in interest rates on its debt. Increases in prevailing interest rates could increase the Company's interest payment obligations relating to variable rate debt. For example, a 100 basis point increase in interest rates would increase annual interest expense by 38,000.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Financial Statements of SteelCloud, Inc.

                                                                      Page
                                                                      ----
Report of Ernst & Young LLP, Independent Auditors...............       F-1
Consolidated Balance Sheets.....................................       F-2
Consolidated Statements of Operations...........................       F-3
Consolidated Statements of Stockholders' Equity.................       F-4
Consolidated Statements of Cash Flows...........................       F-5
Notes to the Consolidated Financial Statements..................       F-6


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

         The  Notice  and  Proxy  Statement  for  the  2001  Annual  Meeting  of
Stockholders to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, which is incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G (3) of Form 10-K, will provide the information required under Part III, including Item 10 (directors and executive officers of the Company), Item 11 (Executive Compensation), Item 12 (security ownership of certain beneficial owners and management), and Item 13 (certain relationships and related transactions), which will be filed within 120 days after the end of the fiscal year covered by this Form 10-K.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K


(a)      The following documents are filed as part of this report

1.       Financial Statements

         SteelCloud, Inc.

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

3.       Exhibits.

Exhibit
Number                         Description
------                         -----------

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

       10.22  Employee Stock Purchase Plan.

       10.25 Termination agreement, Promissory Note, dated December 29, 1999 by and between Dunn and Deutsche Financial Services.

       10.26 Loan and Security Agreement, dated May 27, 1999 by and between Dunn and First Union Commercial Corporation.

       10.27 Modification Agreement, dated February 11, 2000 by and between Dunn and First Union National Bank.

       10.29 Modification Agreement, dated January 18, 2002 by and between SteelCloud, Inc. and First Union National Bank.

       *21.1  List of Subsidiaries.

       *23.1  Consent of Ernst & Young LLP, Independent Auditors.


-----------

*        Filed herewith

(b) Reports on Form 8-K

         On August 8, 2001,  the Company  filed a report on Form 8-K pursuant to
Item 5 Other Events.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                STEELCLOUD, INC.
Date: January 29, 2002          By:

                                                    /s/ Thomas P. Dunne
                                                    -----------------------
                                                        Thomas P. Dunne
                                                    Chief Executive Officer


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



                   Name                                                Title                                        Date
                   ----                                                -----                                        ----
         /s/ Thomas P. Dunne
-----------------------------------------
             Thomas P. Dunne                         Chief Executive Officer and Director                       January 29, 2002

            /s/ Edward Spear
-----------------------------------------
               Edward Spear                          President, Chief Operating Officer and Director            January 29, 2002

        /s/ VADM E. A. Burkhalter
-----------------------------------------
    VADM E. A. Burkhalter USN (Ret.)                 Director                                                   January 29, 2002

             /s/ James Bruno
-----------------------------------------
               James Bruno                           Director                                                   January 29, 2002

         /s/ Jay Kaplowitz
-----------------------------------------
             Jay Kaplowitz                           Director                                                   January 29, 2002

         /s/ Benjamin Kreiger
-----------------------------------------
           Benjamin Kreiger                          Director                                                   January 29, 2002

          /s/ Richard Prins
-----------------------------------------
             Richard Prins                           Director                                                   January 29, 2002


                          Index to Financial Statements


 SteelCloud, Inc (a Virginia Corporation)
Report of Ernst & Young LLP, Independent Auditors..................................................................  F-1
Consolidated Balance Sheets as of October 31, 2000 and 2001........................................................  F-2
Consolidated Statements of Operations for the three years ended October 31, 2001...................................  F-3
Consolidated Statements of Stockholders' Equity for the three years ended October 31, 2001.........................  F-4
Consolidated Statements of Cash Flows for the three years ended October 31, 2001                                     F-5
Notes to Consolidated Financial Statements.........................................................................  F-6


                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors
SteelCloud, Inc.

We have audited the accompanying consolidated balance sheets of SteelCloud, Inc. (a Virginia Corporation) as of October 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended October 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SteelCloud, Inc. as of October 31, 2000 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2001, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 of the Notes to the Consolidated Financial Statements, in 2001 the Company changed its method of accounting for convertible securities with beneficial conversion features.

                                          /s/ ERNST & YOUNG LLP

December 21, 2001, except for Note 5
  as to which the date is January 18, 2002
McLean, Virginia

                                STEELCLOUD, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                         OCTOBER 31,
                                                                             -------------------------------------
                                                                                   2000               2001
                                                                             ------------------ ------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                    $     363,958      $     313,054
   Accounts receivable, net of allowance for doubtful
    accounts of $100,000 and $112,000 as of October 31, 2000 and 2001,
    respectively                                                                   10,851,270          6,201,621
   Inventory, net                                                                   4,318,936          5,099,436
   Deferred tax asset                                                               1,326,745                  -
   Income tax receivable                                                              230,681          1,400,424
   Prepaid expenses and other current assets                                          191,897            173,695
                                                                             ------------------ ------------------
Total current assets                                                               17,283,487         13,188,230

Property and equipment, net                                                           819,798            319,944
Equipment on lease, net                                                             1,443,704            597,202
Goodwill and other intangible assets, net                                           3,164,789          2,770,572
Investments                                                                           150,000            150,000
Other assets                                                                          143,193            108,599
                                                                             ------------------ ------------------

Total assets                                                                      $23,004,971        $17,134,547
                                                                             ================== ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                               $  7,886,342      $  3,293,030
   Accrued expenses                                                                  2,753,361         2,277,993
   Accrued litigation costs                                                            343,087                 -
   Notes payable, current portion                                                      431,597           114,985
   Unearned revenue                                                                    135,690           213,385
                                                                              ----------------- ------------------
Total current liabilities                                                           11,550,077         5,899,393

Notes payable, long-term portion                                                       115,290                 -
Line of credit, long term                                                            2,483,203         3,836,754

Stockholders' equity:
Preferred stock $.001 par value; 2,000,000 shares authorized, 3,000 and 0 shares issued and outstanding at October 31, 2000 and 2001, respectively; aggregate liquidation preference of $2,945,417 at
    October 31, 2000                                                                         3                 -
Common stock, $.001 par value; 20,000,000 shares authorized, 9,806,962 and
   10,214,545 shares issued and outstanding at October 31, 2000 and
   2001, respectively                                                                    9,807            10,215
Additional paid-in capital                                                          41,584,844        39,079,397
Treasury stock, 400,000 shares at October 31, 2000 and 2001, respectively           (3,432,500)       (3,432,500)
Accumulated deficit                                                                (29,305,753)      (28,258,712)
                                                                              ----------------- ------------------
Total stockholders' equity                                                           8,856,401         7,398,400
                                                                              ----------------- ------------------

Total liabilities and stockholders' equity                                        $ 23,004,971      $ 17,134,547
                                                                              ================= ==================

See accompanying notes.

                                STEELCLOUD, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEARS ENDED OCTOBER 31,
                                                      --------------------------------------------
                                                          1999            2000           2001
                                                      ------------    ------------    ------------
Net revenues                                          $ 34,475,297    $ 39,766,393    $ 30,138,379
Costs of revenues                                       27,981,691      32,636,410      22,509,978
                                                      ------------    ------------    ------------
Gross profit                                             6,493,606       7,129,983       7,628,401

Selling and marketing                                    2,311,091       1,035,698         755,184
General and administrative                              14,112,227       5,285,767       5,086,460
Amortization of goodwill                                   675,743         394,216         394,216
Impairment of goodwill                                  20,649,335              --              --
                                                      ------------    ------------    ------------

Income (loss)  from operations                         (31,254,790)        414,302       1,392,541

Other income (expense):
   Interest income                                          27,998          34,276          88,485
   Interest expense                                       (962,004)       (654,329)       (336,128)
   Settlement of litigation                             (2,000,000)             --              --
   Gain on sale of assets                                  193,516         228,062              --
   Other, net                                             (170,621)         93,354         (26,396)
                                                      ------------    ------------    ------------
Income (loss) from operations before income taxes,
   and extraordinary gain                              (34,165,901)        115,665       1,118,502

Provision for (benefit from) income taxes                 (558,756)         65,000         104,776
                                                      ------------    ------------    ------------
Income (loss) before extraordinary gain                (33,607,145)         50,665       1,013,726
Extraordinary gain - early extinguishment of debt               --         750,000              --
                                                      ------------    ------------    ------------
Net income (loss)                                     $(33,607,145)   $    800,665    $  1,013,726

Dividends to preferred stockholders                             --        (624,828)       (112,500)
Cumulative effect of change in accounting principle             --              --        (576,001)
Increase to income available to common stockholders
   from repurchase of preferred stock                           --              --         721,816
                                                      ------------    ------------    ------------

Net income (loss) available to common stockholders    $(33,607,145)   $    175,837    $  1,047,041
                                                      ============    ============    ============
Earnings (loss) per share, basic
Earnings (loss) before extraordinary gain             $      (3.57)   $       (.06)   $        .10
Extraordinary gain                                              --             .08              --
                                                      ------------    ------------    ------------

Net earnings (loss) per share                         $      (3.57)   $        .02    $        .10
                                                      ============    ============    ============
Earnings (loss) per share, fully diluted
Earnings (loss) before extraordinary gain                    (3.57)           (.06)   $        .08
Extraordinary gain                                              --             .08              --
                                                      ------------    ------------    ------------
Net earnings (loss) per share                         $      (3.57)   $        .02    $        .08
                                                      ============    ============    ============

Pro forma amounts assuming the accounting change
  is applied retroactively:
Net income (loss) to common stockholders              $(33,607,145)   $   (400,164)   $  1,623,042
                                                      ============    ============    ============

Net earnings (loss) per share, basic                  $      (3.57)   $      (0.04)   $       0.16
                                                      ============    ============    ============

Net earnings (loss) per share, fully diluted          $      (3.57)   $      (0.04)   $       0.08
                                                      ============    ============    ============

See accompanying notes

                                STEELCLOUD, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                     Preferred Stock                        Common Stock
                                             ------------------------------      -----------------------------
                                                Shares             Amount            Shares          Amount
                                             ------------      ------------      ------------     ------------
Balance at October 31, 1998                                                         9,391,493     $      9,392
  Issuance of common stock under
     employee stock purchase plan                                                      28,016               28
  Net loss                                                                                 --               --
                                             ------------      ------------      ------------     ------------

Balance at October 31, 1999                                                         9,419,509            9,420

Issuance of Common Stock in connection
with exercise of employee incentive
stock option plan                                      --                --             4,900                5

Issuance of Series A Convertible
Preferred Stock                                     3,000                 3                --               --

Issuance of Common Stock                               --                --           225,000              225

Paid in Capital and Deemed Dividend on                 --                --                --               --
Preferred Stock

Conversion of Series A Convertible
Preferred Stock                                      (150)               --           153,150              153

Conversion of Preferred Stock dividends
to shares of Common Stock                              --                --             4,403                4

Dividend Declared on Series A
Convertible Preferred Stock

Net Income                                             --                --                --               --
                                             ------------      ------------      ------------     ------------

Balance at October 31, 2000                         2,850                 3         9,806,962            9,807

Conversion of Series A Convertible                   (230)               --           390,267              391
Preferred Stock

Conversion of Preferred  Stock dividends               --                --            17,316               17
payable to shares of Common Stock

Dividend Declared on Series A
Convertible Preferred Stock                            --                --                --               --

Cumulative effect of change in                         --                --                --               --
accounting principle

Redemption of Preferred Stock                      (2,620)               (3)               --               --

Net Income                                             --                --                --               --
                                             ------------      ------------      ------------     ------------
Balance at October 31, 2001                            --                --        10,214,545     $     10,215
                                             ============      ============      ============     ============


                                                                                      Retained
                                                 Additional                           Earnings
                                                  Paid-In           Treasury        (Accumulated
                                                  Capital             Stock            Deficit)           Total
                                                ------------      ------------      ------------      ------------
Balance at October 31, 1998                     $ 37,670,245     $  (3,432,500)     $  4,125,555      $ 38,372,692
  Issuance of common stock under
     employee stock purchase plan                     51,504                --                --            51,532
  Net loss                                                --                --       (33,607,145)      (33,607,145)
                                                ------------      ------------      ------------      ------------

Balance at October 31, 1999                       37,721,749        (3,432,500)      (29,481,590)        4,817,079

Issuance of Common Stock in connection
with exercise of employee incentive
stock option plan                                     15,308                --                --            15,313

Issuance of Series A Convertible
Preferred Stock                                    2,716,711                --                --         2,716,714

Issuance of Common Stock                             597,420                --                --           597,645

Paid in Capital and Deemed Dividend on               529,411                --          (529,411)               --
Preferred Stock

Conversion of Series A Convertible
Preferred Stock                                         (153)               --                --

Conversion of Preferred Stock dividends
to shares of Common Stock                              4,398                --                --             4,402

Dividend Declared on Series A                                                            (95,417)          (95,417)
Convertible Preferred Stock

Net Income                                                --                --           800,665           800,665
                                                ------------      ------------      ------------      ------------

Balance at October 31, 2000                       41,584,844        (3,432,500)      (29,305,753)        8,856,401

Conversion of Series A Convertible                      (391)               --                --                --
Preferred Stock

Conversion of Preferred  Stock dividends              10,019                --                --            10,036
to shares of Common Stock

Dividend Declared on Series A
Convertible Preferred Stock                               --                --          (112,500)         (112,500)

Cumulative effect of change in                       576,001                --          (576,001)               --
accounting principle

Redemption of Preferred Stock                     (3,091,076)               --           721,816        (2,369,263)

Net Income                                                --                --         1,013,726         1,013,726
                                                ------------      ------------      ------------      ------------
Balance at October 31, 2001                     $ 39,079,397      $ (3,432,500)     $(28,258,712)     $  7,398,400
                                                ============      ============      ============      ============



See accompanying notes.

                                 STEELCLOUD, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              YEARS ENDED OCTOBER 31,
                                                               ------------------------------------------------
                                                                   1999              2000              2001
                                                               ------------      ------------      ------------
Operating activities

Net income (loss)                                              $(33,607,145)     $    800,665      $  1,013,726
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
   Depreciation and amortization of property and equipment        2,779,926         2,841,210         1,346,129
   Amortization of goodwill and other intangibles                   675,743           394,216           394,216
   Impairment of goodwill                                        20,649,335                --                --
   Gain on sale of assets                                          (193,516)         (228,062)               --
   Gain on settlement of litigation                                      --          (495,709)         (343,087)
   Gain on redemption of preferred stock                                 --                --
   Extraordinary debt extinguishment gain                                --          (750,000)               --
   Changes in operating assets and liabilities:
     Accounts receivable, net                                    11,801,135        (5,788,229)        4,649,649
     Income tax receivable                                           11,556           355,088           234,378
     Investment in sales-type leases                              3,099,342                --                --
     Inventory                                                    5,431,102         1,178,698          (261,317)
     Prepaid expenses and other assets                              175,823           (71,375)           52,796
     Accounts payable                                            (7,328,184)        3,063,363        (4,593,312)
     Accrued expenses                                              (211,112)         (416,865)         (384,355)
     Deferred tax asset (credit)                                   (652,695)          (44,050)          (77,376)
     Unearned revenue and other liabilities                      (2,296,764)         (956,772)           77,695
                                                               ------------      ------------      ------------
Net cash provided by (used in) operating activities                 334,546          (117,822)        2,109,142

Investing activities
Purchases of property and equipment                              (2,532,509)         (509,737)         (518,956)
Acquisitions, net of cash acquired                                 (652,231)               --                --
Proceeds from sale of assets                                        740,023           784,838                --
                                                               ------------      ------------      ------------
Net cash (used in) provided by investing activities              (2,444,717)          275,101          (518,956)

Financing activities
Proceeds from issuance of preferred stock                                --         2,716,714                --
Payments made to redeem preferred stock                                  --                --        (2,562,739)
Proceeds from issuance of common stock                               51,532                --
Proceeds from exercise of common stock options                           --            15,313                --
Payments on notes payable                                           (46,248)         (323,296)         (431,902)
Payments on notes payable to related parties                       (905,960)               --                --
Proceeds from (repayments on) lines of credit, net                3,666,297        (2,857,502)        1,353,551
                                                               ------------      ------------      ------------
Net cash provided by (used in) financing activities               2,765,621          (448,771)       (1,641,090)

Net increase (decrease) in cash and cash equivalents                655,450          (291,492)          (50,904)
Cash and cash equivalents at beginning of year                           --           655,450           363,958
                                                               ------------      ------------      ------------
Cash and cash equivalents at end of year                       $    655,450      $    363,958      $    313,054
                                                               ============      ============      ============

Supplemental cash flow information
Interest paid                                                  $    962,004      $    654,329      $    336,128
                                                               ------------      ------------      ------------
Income taxes paid                                              $    223,850      $    116,630      $    185,210
                                                               ============      ============      ============

See accompanying notes

                                STEELCLOUD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         OCTOBER 31, 1999, 2000 AND 2001


1.  Organization

Dunn Computer Corporation was incorporated on July 27, 1987 under the laws of the Commonwealth of Virginia. On January 3, 1997, Dunn Computer Corporation, a Delaware corporation, was formed as a holding company for the stock of Dunn
Computer Corporation, the Virginia corporation. On February 26, 1998, Dunn Computer Corporation was incorporated in Virginia in connection with the reorganization of Dunn Computer Corporation, the Delaware Corporation. The Company's subsidiaries are International Data Products ("IDP") acquired May 1998, STMS, Inc (STMS) acquired September 1997 and Puerto Rico Industrial Manufacturing Operations Acquisition Corporation, (PRIMOA), incorporated in Puerto Rico on May 1, 1998. Unless the context otherwise requires, the "Company" or "Dunn Computer Corporation" refers to SteelCloud, its predecessor and its subsidiaries.

On September 25, 2000 the Company began doing business as ("dba") SteelCloud Company. On October 19, 2000, the Company changed its NASDAQ ticker symbol from DNCC and began trading as SCLD.

On May 15, 2001, the shareholders approved an amendment to the Company's articles of incorporation to change the corporate name from Dunn Computer Corporation to SteelCloud, Inc. The name change became effective as of July 30, 2001 pursuant to a certificate of amendment issued by the Virginia State Corporation Commission.

The Company is engaged in the design and development of original equipment manufacturer (OEM) server appliances for software and technology companies. SteelCloud augments the capabilities of its OEM customers by providing them a quick and cost-effective approach to introducing new appliances to the marketplace. The Company also works with major integrators to address the custom hardware needs of its public sector customers. In addition, the Company provides Information Technology (IT) support and consulting services to both the commercial and public sector clients. Although SteelCloud operates in a competitive environment subject to technological change and the emergence of new technologies, the Company believes that its products and services are, or would be, compatible or upgradeable to new technologies.


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

                                STEELCLOUD, INC.

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


Financial Instruments

The carrying value of the Company's financial instruments including cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, notes payable and its line of credit approximates fair value.


Investments

At October 31, 2000 and 2001, investments consisted of shares of common stock of a privately-held internet company, Worldwide Internet Solutions Network, Inc. ("WIZnet"), with a cost basis of approximately $150,000. The Company is accounting for this investment using the cost method since the Company's investment represents less than 20% of the privately-held internet company's outstanding stock and the Company does not exert significant influence over WIZnet's operations. The Company is not aware of any factors that would indicate its investment is permanently impaired.


Inventory

Inventory is stated at the lower of cost or market as determined by the first-in first-out (FIFO) method. The Company periodically evaluates its inventory obsolescence reserve to ensure inventory is recorded at net realizable value.


Impairment of Long-Lived Assets

Each year, management determines whether any property and equipment or any other assets have been impaired based on the criteria established in Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." The carrying amount of a long-lived asset is considered impaired when the estimated undiscounted cash flow from each asset is less than its carrying amount. In that event, the Company records a loss equal to the amount by which the carrying amount exceeds the fair value of the long-lived asset. During fiscal year 1999, management determined that goodwill associated with the purchase of IDP was impaired. The fair value of the IDP goodwill was estimated using discounted cash flows. Accordingly, the Company recorded an impairment charge of approximately $20.6 million (see Note 4). During fiscal 2000 and 2001, the Company made no adjustments to the carrying values of the long-lived assets.

                                STEELCLOUD, INC.

2.  Significant Accounting Policies (continued)

Goodwill and Other Intangible Assets

Goodwill and other intangibles represent the unamortized excess of the cost of acquiring subsidiary companies over the fair values of such companies' net tangible assets at the dates of acquisition. Goodwill related to the Company's acquisitions as described in Note 4 is being amortized on a straight-line basis over periods ranging from five to twenty years. Other intangibles, including contracts, are being amortized on a straight-line basis over a five year period.


Acquisition-Related Liabilities

During fiscal year 1998, the Company recorded $1,376,000 of acquisition-related liabilities in connection with the IDP Acquisition. These liabilities were recorded after certain actions had been identified, quantified and approved by management of the Company having authority to commit the Company to the plan. Those certain actions included closing the IDP facility in Maryland, integrating IDP and the Company's production, warehouse, sales, marketing and administrative functions, eliminating duplicative jobs and expanding space in the Company's office space in Virginia. During fiscal year 1999, $894,000 of costs were charged against the liability. The acquisition-related liabilities remaining at October 31, 2000 and 2001 amounted to $250,000.


Stock Compensation

Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation" allows companies to account for stock-based compensation under either the provisions of SFAS 123 or the provisions of Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," but requires pro forma disclosure in the footnotes to the consolidated financial statements as if the measurement provisions of SFAS 123 had been adopted. The Company continues accounting for its stock-based compensation in accordance with the provisions of APB 25.


Revenue Recognition

In December 1999, the SEC released Staff Accounting Bulletin No, 101, "Revenue Recognition in Financial Statements" (SAB101) as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable: and (4) collectibility is reasonably assured. The Company adopted SAB 101 during the fourth quarter of fiscal year 2001. The adoption has not had a material effect on the Company's financial position, results of operations or cash flows.

The Company derives its revenue from the following sources: Product revenue, information technology support services, software license and support revenue and software training and customization revenue.

                                STEELCLOUD, INC.

For product sales the Company generally recognizes revenue at the time of shipment when both title and risk of loss transfers to the customer. For technology support services under time and material contracts, the Company recognizes revenue as services are provided. Revenue from hardware leased to customers under operating lease arrangements is recognized over the contract term. When product and installation services that are not essential to the functionality of the product are sold as part of a bundled agreement, the fair value of the installation services, based on the price charged for the services when sold separately, is deferred and recognized when the services are performed. The products sold are generally covered by a warranty for periods ranging from one to three years. The Company accrues a warranty reserve for revenues recognized during the year to record estimated costs to provide warranty services.

The Company is a value-added reseller for certain software products. When resold software licenses, and related maintenance, customization and training services are all provided together to an individual customer the Company recognizes revenue for the arrangement after the Company has delivered the software license and the customer has approved all customization and training services provided. In instances were the Company only resells the software license and maintenance to the customer, the Company recognizes revenue after the customer has acknowledged delivery of the software. The software manufacturer is responsible for providing software maintenance. Accordingly, revenue from maintenance contracts is recognized upon delivery or acceptance, as the Company has no future obligation to provide the maintenance services.

                                STEELCLOUD, INC.

2.  Significant Accounting Policies (continued)

Revenue Recognition (continued)

The Company incurs shipping and handling costs, which are recorded in cost of revenues.

During the years ended October 31, 1999, 2000 and 2001, the Company had revenues from the Federal government, which represented 12%, 27%, and 18%, respectively, of total revenue. As of October 31, 2000 and 2001, accounts receivable from agencies of the Federal government represented 56%, and 8%, respectively, of total accounts receivable. In addition, the Company had revenues from two commercial customers that represents 11% and 51% of fiscal year 2000 and 2001 revenues, respectively and 7% and 61% of accounts receivable at October 31, 2000 and 2001, respectively.


Advertising Expenses

The Company expenses advertising costs as incurred. Advertising costs amounted to approximately $130,000, $41,000 and $67,000 during fiscal 1999, 2000, and 2001, respectively.


Income Taxes

The Company provides for income taxes in accordance with the liability method.


Change in Accounting Principle

During 2001, the Company implemented Emerging Issues Task Force Issue No. 00-27, Application of EITF Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," to Certain Convertible Instruments ("EITF 00-27"). Issue 1 of EITF 00-27 modified the calculation of beneficial conversion features for convertible securities issued with detachable instruments for all transactions subject to EITF Issue No. 98-5. In accordance with the transition provision of EITF 00-27 companies are required to report any changes in a beneficial conversion feature as a result of applying Issue 1 of EITF 00-27 as a cumulative effect of a change in accounting principle at the time of implementation in accordance with APB Opinion No. 20, "Accounting Changes". As a result of the implementation of EITF 00-27, the Company has recorded a charge representing an additional allocation of value to the beneficial conversion feature, of $576,001, or $0.06 per share, as a cumulative effect of a change in accounting principle.


Supplemental Information of Non-Cash Investing and Financing Activities:


                                                                              Year Ended October 31,
                                                                ---------------------------------------------------
                                                                     1999             2000              2001
                                                                --------------- ------------------ ----------------
Common stock issued in connection with legal settlement                      -          $ 597,645                -
                                                                =============== ================== ================
Deemed dividend on preferred stock                                           -          $ 529,411        $ 112,500
                                                                =============== ================== ================
Increase to income to common shareholders for repurchase of
preferred stock                                                              -                  -        $ 721,816
                                                                =============== ================== ================
Conversion of preferred stock and accrued dividends to common
stock                                                                        -             $4,404  $        10,036
                                                                =============== ================== ================
Cumulative effect of change in accounting principle                          -                  -        $ 576,001
                                                                =============== ================== ================

                                STEELCLOUD, INC.

2.  Significant Accounting Policies (continued)

Earnings Per Share

The Company follows the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128") which requires the Company to present basic and fully diluted earnings per share. Basic earnings per share is based on the weighted average shares outstanding during the period. Diluted earnings per share increases the shares used in the basic share calculation by the dilutive effect of stock options, warrants and convertible preferred stock. For fiscal years 1999 and 2000, the Company's common stock equivalent shares outstanding from stock options, warrants and convertible preferred stock are excluded from the diluted earnings per share calculation as their effect is antidilutive to net income (loss) to common stockholders before extraordinary items.


Financial Instruments and Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, investments and accounts receivable. The cash is held by high credit quality financial institutions. For accounts receivable, the Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. The Company maintains reserves for credit losses. The concentration of credit risk is mitigated by the amount of receivables due by the Federal government. The carrying amount of the receivables approximates their fair value.


Recent Pronouncements

In June 2001, the FASB issued SFAS No. 141, "Business Combinations", which requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. Currently, the Company does not believe the adoption of SFAS No. 141 will have any impact on its financial statements

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. In addition, the statement includes provisions for the reclassification of certain existing recognized intangibles to goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. Goodwill and other intangibles, acquired prior to July 1, 2001, are amortized until the adoption of the statement. The Company is required to apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of the fiscal year ending October 31, 2003. The Company is currently assessing, but has not yet determined, the impact of SFAS No. 142 on its financial position and results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective for fiscal years beginning after December 15, 2001. The new rules on asset impairment supersede FASB Statement No. 121 and provide a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of Statement 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. Under SFAS No. 144, assets to be disposed of are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. Statement 144 also supersedes the provisions of APB Opinion 30 with regard to reporting the effects of a disposal of a segment of a business and require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred (rather than as of the measurement date as presently required by APB 30). In addition, the criteria for discontinued operation presentation is changed to a component of the business rather than a segment of the business. The Company is required to adopt Statement 144 in the first quarter of the fiscal year ending October 31, 2003. The Company is currently assessing, but has not determined, the impact of SFAS No. 144 on its financial position and results of operations.

                                STEELCLOUD, INC.

3.  Property and Equipment and Equipment on Lease

Property and equipment, including leasehold improvements, are stated at cost. Property and equipment are depreciated and amortized using the straight-line method over the estimated useful lives ranging from three to five years. Leasehold improvements are amortized over the lesser of the related lease term or the useful life.

Property and equipment consisted of the following:


                                                                         October 31,
                                                             ------------------------------------
                                                                    2000              2001
                                                             ------------------------------------
Computer and office equipment                                   $ 1,577,145        $ 1,610,335
Furniture and fixtures                                              302,741            304,600
Leasehold improvements                                              491,059            492,936
Other                                                               412,766            411,256
                                                             ------------------------------------
                                                                  2,783,711          2,819,127
Less accumulated depreciation and amortization                   (1,963,913)        (2,499,183)
                                                             ------------------------------------
                                                                  $ 819,798          $ 319,944
                                                             ====================================


The Company owns equipment that is currently at customer sites under operating lease agreements (See Note 2 Revenue Recognition). The cost of the equipment was $6,309,864 and $6,345,508 at October 31, 2001 and 2000, respectively. The related accumulated depreciation on the equipment was $5,712,662 and $4,901,804 at October 31, 2001 and 2000, respectively.


4.  Goodwill and Other Intangible Assets

Goodwill and other intangible assets were comprised of:

                                                                        October 31,
                                                            -------------------------------------
                                                                   2000              2001
                                                            -------------------------------------
Goodwill                                                         $3,485,855         $3,485,855
Contracts                                                           600,000            600,000
Less accumulated amortization                                      (921,066)        (1,315,283)
                                                            -------------------------------------
                                                                 $3,164,789         $2,770,572
                                                            =====================================

                                STEELCLOUD, INC.

4.  Goodwill and Other Intangible Assets (continued)

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


5.  Bank Lines of Credit and Notes Payable

IDP Line of Credit

In conjunction with the purchase of IDP, the Company assumed a credit facility of $25,000,000 secured by inventory and accounts receivable of IDP. On November 8, 1999, the Company executed an agreement with the financial institution to terminate this facility. Under the terms of the agreement, the Company repaid approximately $3.0 million of the principal outstanding at October 31, 1999 prior to December 31, 1999. In addition, outstanding principal totaling approximately $832,000 was converted to a term note bearing interest at the prime rate (5.5% at October 31, 2001) and maturing in January 2002. The outstanding balance on this term note at October 31, 2001 was approximately $103,000. The remaining amount of approximately $750,000 was forgiven by the financial institution and has been reflected as an extraordinary gain on early extinguishment of debt in fiscal year 2000.

                                STEELCLOUD, INC.

5.  Bank Lines of Credit and Notes Payable (continued)

Operating Line of Credit

The Company has a line of credit agreement, as amended, with a bank that allows the Company to borrow an amount limited to the minimum of its borrowing base or $5 million. The interest rate is the prime rate and the line of credit expires on February 28, 2002.

As of October 31, 2000 and 2001, the Company's borrowing base, which is based on
certain   percentages   of  total  accounts   receivable   and  inventory,   was
approximately $3.2 million and $4.7 million, respectively.

As of October 31, 2000 and 2001, the Company had borrowed approximately $2.5 million and $3.8 million, respectively, against this line of credit facility and had an unused borrowing capacity of approximately $600,000 and $800,000, respectively. The line of credit is secured by all assets of the Company and its subsidiaries. In January 2002, the Company amended its line of credit agreement whereby the maximum availability under the line of credit increased from $5.0 million to $7.5 million. Under the terms of the amendment, the Company may make advances against their eligible receivables. The interest rate of the amended line of credit is the lower of (a) the prime rate or (b) the LIBOR Market Index Rate plus two and one-half percent. The line of credit expires on March 31, 2003. The Company has classified this line of credit as long-term based on the amended maturity date.

Notes Payable

Notes payable consisted of the following:

                                                                                        October 31,
                                                                               -------------------------------
                                                                                    2000            2001
                                                                               -------------------------------

Bank term note, bearing interest at the prime rate; payable in monthly
  installments of $34,652 plus accrued interest, due in January 2002.               $519,119        $103,233

Asset loans, bearing interest at annual interest rates ranging from 7.9% to
  10.46%; due in aggregate monthly payments of $1,303 and $139 due through
  August 2002 and January 2002, respectively, secured by certain assets of
  the Company                                                                         27,768          11,752
                                                                               -------------------------------
                                                                                     546,887         114,985

Less current portion                                                                 431,597         114,985
                                                                               -------------------------------
Notes payable, long-term                                                            $115,290   $           -
                                                                               ===============================

                                STEELCLOUD, INC.

5.  Bank Lines of Credit and Notes Payable (continued)

Receivable Financing Program

In December 1999, the Company entered a Short Term Accounts Receivable Financing Program with one of its vendors. Under the terms of the program, the vendor extended credit to the Company for specific pre-approved sales orders in exchange for the assignment of the associated receivable once the product was delivered to the customer. During fiscal 2000 and 2001, the Company assigned approximately $1.56 million and $0, respectively of specific receivables under the program. As of October 31, 2000 and 2001 there were $112,000 and $0 uncollectible receivables assigned under this agreement.


6.  Commitments

Operating Leases

The Company leases office space for its corporate headquarters under a noncancelable operating lease agreement. The lease agreement was renewed in October 1999 and expires in February 2005. Additionally, the Company leases various office equipment and other office space under non-cancelable operating leases. Rent expense under all leases was approximately $321,000, $330,147 and $284,000 for the years ended October 31, 1999, 2000, and 2001, respectively.

Future minimum lease payments under noncancelable operating leases, including the leases assumed in the STMS and IDP acquisitions, at October 31, 2001 are as follows:

               2002                                                686,804
               2003                                                628,546
               2004                                                401,259
               2005                                                 91,554
                                                           ------------------
               Total                                            $1,808,163
                                                           ==================

The Company will receive $749,661 in aggregate sublease income through fiscal 2003.

7.  Employment Agreements

The Company has an employment agreement with Thomas P. Dunne, the Company's Chairman and Chief Executive Officer. The agreement for Mr. Dunne has a term of three years commencing April 1997 and automatically renews for additional one year terms unless terminated by either the Company or the employee.

All other employment agreements the company had with certain key executives expired in September 2000.

                                STEELCLOUD, INC.

8.  Stockholders' Equity

Equity Transactions

On March 3, 2000, the Company executed a settlement for a judgment in favor of a former employee relating to an employment contract. Under the terms of the settlement, the Company paid $1 million and issued 225,000 shares of its common stock to the former employee.

On March 13, 2000, the Company sold 3,000 shares of its Series A Convertible Preferred Stock in a private placement, which is exempt from registration provided by Regulation D Rule 506 promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended. The Company received net proceeds of approximately $2.7 million, which was used to fund current and future operations. In addition, the Company issued warrants to the preferred investor and the broker of the transaction in the amount of 247,525 and 75,000 to purchase shares of the Company's common stock at $3.64 and $4.57 per share, respectively. The warrants expire on March 13, 2005.

The holders of the preferred shares were entitled to cumulative dividends of 5% of the liquidation preference of $1,000 per share plus accrued but unpaid dividends whether or not declared. For fiscal year 2000 and 2001 the Company accrued dividend of $95,417 and $112,500, respectively and $91,000 and $0 were accrued and unpaid as of October 31, 2000 and 2001, respectively. Each holder of preferred shares was entitled to voting rights equal to the number of shares of common stock into which such preferred shares were convertible.

The Series A Convertible Preferred Stock were convertible at the shareholders option into common stock at the price equal to the lesser of 85% of the average of the three lowest closing bid prices of the common stock for the 25 days prior to the conversion date or $3.64. In fiscal year 2000, the Company recorded a non-cash deemed dividend of $529,411 for the beneficial conversion feature. The transaction was reported as "Dividend to Preferred Stockholders" on the Company's 2000 Consolidated Statement of Operations.


In August 2001, the Company completed a transaction with its Preferred Shareholders to redeem all of its outstanding Series A Convertible Preferred stock for $2,500,000 in cash. Under the redemption agreement, the Preferred Shareholders retained approximately 247,000 warrants previously issued. As a result of the transaction, the Company recorded an increase to income available to common stockholders of $721,816, representing the excess of the carrying value of the preferred stock plus the beneficial conversion feature discount over the repurchase price.


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

                                STEELCLOUD, INC.

8.  Stockholders' Equity (continued)

Stock Options (continued)

Common stock option activity was as follows:

                                                                                       Weighted-Average
                                                                         Shares         Exercise Price
                                                                     -------------------------------------
 Outstanding at October 31, 1998                                          2,495,817        $6.70
   Options granted                                                          413,000         2.87
   Options canceled or expired                                           (1,026,384)        5.56
                                                                     -------------------------------------
 Outstanding at October 31, 1999                                          1,882,433        $5.22
   Options granted                                                        1,147,000         1.26
   Options exercised                                                         (4,900)        3.13
   Options canceled or expired                                             (582,600)        2.74
                                                                     -------------------------------------
 Outstanding at October 31, 2000                                          2,441,933        $3.95
   Options granted                                                          984,000         0.74
   Options canceled or expired                                             (387,599)        3.20
                                                                     -------------------------------------
Outstanding at October 31, 2001                                           3,038,334         3.01
                                                                     -------------------------------------
 Exercisable at October 31, 2001                                          1,126,167        $1.10
                                                                     =====================================


The total options outstanding include 600,000 options granted to the former IDP stockholders that are not included in the Option Plan.

As of October 31, 2001, there were 61,666 options available for future grants under the Option Plan.

During fiscal 1999, the Company repriced certain stock options granted to certain executives in accordance with their employment agreements, of which, approximately 547,000 remain outstanding at October 31, 2001. No compensation expense has been recognized as the exercise price for the repriced options was at or above fair market value of the underlying stock at the end of each reporting period subsequent to June 30, 2000.

                                STEELCLOUD, INC.

8.  Stockholders' Equity (continued)

Stock Options (continued)

The following table summarizes information about fixed-price stock options outstanding at October 31, 2001:

                                                                                Average        Weighted-
                                                                               Remaining        Average
Range of Exercise Prices                                    Number            Contractual       Exercise
                                                          Outstanding            Life            Price
                                                     -------------------------------------------------------
$0.55-$1.75                                                  1,736,500           4.50             $0.97
$2.00-$4.50                                                    701,834           5.92              3.16
$5.00-$8.75                                                    600,000           7.00              8.75
                                                     -------------------------------------------------------
$0.55-$8.75                                                  3,038,334           4.99             $3.01
                                                     =======================================================


Had compensation expense related to the stock options been determined based on the fair value at the grant date for options granted during the years ended October 31, 1999, 2000, and 2001 consistent with the provisions of SFAS 123, the Company's net income and earnings per share would have been as follows:

                                                               Year ended October 31,
                                                ------------------------------------------------------
                                                      1999               2000              2001
                                                -------------------------------------------------------
Net income (loss)  - pro forma                    $(34,865,823)        $(491,904)          $503,444
Net income (loss) per share - pro forma                $ (3.71)           $(0.05)             $0.05
Net income (loss) per share - assuming
 dilution pro forma                                    $ (3.71)          $ (0.05)           $ (0.01)



The effect of applying SFAS 123 on pro forma net income as stated above is not necessarily representative of the effects on reported net income for future years due to, among other things, the vesting period of the stock options and the fair value of additional options in the future years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing fair value model with the following weighted-average assumptions used for grants in 1999, 2000 and 2001: dividend yield of 0%, expected volatility of .86, 1.59 and 1.52 respectively; risk-free interest rates of 6.70%, 6.01% and 4.50% respectively; and expected life of the option term of five years. The weighted average fair values of the options granted in 1999, 2000 and 2001 with a stock price equal to the exercise price is $2.02, $1.26 and $0.74 respectively.

                                STEELCLOUD, INC.

9.  Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Components of the Company's net deferred tax asset balance are as follows:

                                                                                       October 31,
                                                                           ------------------------------------
                                                                                 2000              2001
                                                                           ------------------------------------
Deferred tax asset:
   Accrued expenses                                                           $   776,714      $   401,752
   Net operating loss carryforwards                                             4,834,470        3,052,019
   Depreciation                                                                    26,469          540,680
   Asset reserves                                                                 648,318          284,617
   Other                                                                           52,339           69,539
                                                                           ------------------------------------
Total deferred tax asset                                                        6,338,310        4,348,607
                                                                           ------------------------------------
Deferred tax credit:
   Acquisition of intangible assets                                                     -                -
   Depreciation                                                                         -                -
   Valuation allowance                                                         (5,011,565)      (4,348,607)
                                                                           ------------------------------------
Net deferred tax asset                                                         $1,326,745      $         -
                                                                           ====================================

As of October 31, 2001, the Company had approximately $7.9 million in net operating loss carryforwards which expire between 2012 and 2020. Approximately $1.3 million of those net operating loss carryforwards relate to STMS and IDP and may be significantly limited under Section 382 of the Internal Revenue Service Code and the SRLY rules. The Company has recorded a full valuation allowance for the deferred tax assets because realizability of those assets is uncertain.

                                STEELCLOUD, INC.

9.  Income Taxes (continued)

The components of the provision for income taxes are as follows:

                                                                            Years ended October 31,
                                                               --------------------------------------------------
                                                                    1999            2000             2001
                                                               --------------------------------------------------
Current tax expense (benefit):
  Federal                                                            $(974,781)    $        -      $    27,400
  State                                                               (213,975)             -                -
                                                               --------------------------------------------------
                                                                    (1,188,756)             -           27,400

Deferred tax expense:
  Federal                                                              535,500         49,000           58,032
  State                                                                 94,500         16,000           19,344
                                                               --------------------------------------------------
                                                                       630,000         65,000           77,376
                                                               --------------------------------------------------
Total provision for (benefit from) income taxes                      $(558,756)    $   65,000      $   104,776
                                                               ==================================================


The reconciliation of income tax from the Federal statutory rate of 34% is:

                                                                     Years ended October 31,
                                                      ------------------------------------------------------
                                                               1999              2000              2001
                                                      ------------------------------------------------------
Tax at statutory rates:                                   $(11,536,368)       $  49,089        $  380,291
Non-deductible expenses                                      7,277,936           68,966           145,641
Valuation allowance and other                                4,278,322          (69,097)         (492,621)
State income tax, net of federal benefit                      (578,646)          16,042            71,465
                                                      ------------------------------------------------------
                                                             $(558,756)       $  65,000        $  104,776
                                                      ======================================================


In September 1997 and in May 1998, respectively, the Company acquired the stock of STMS and IDP in tax-free exchanges. The stock acquisitions were accounted for using the purchase method. Deferred tax assets include differences between the assigned values and tax bases of the assets and liabilities acquired, as well as net operating loss carryforwards acquired. To the extent these deferred tax assets are subsequently realized, the resulting tax benefit will be applied to reduce goodwill recorded in connection with the acquisitions and there will be no impact on income tax expense.

                                STEELCLOUD, INC.

10.  Retirement Plans

401(k) Plans

The Company maintains a 401(k) (the "Plan") for all current employees. Under the Plan, employees are eligible to participate after completing 90 days of service and attaining the age of 18. Employees can defer up to 15% of compensation. Employee contributions are subject to Internal Revenue Service limitations. All employees who contributed to the Plan are eligible to share in discretionary Company matching contributions. Company contributions vest over 5 years. In fiscal 2000 and 2001, the Company contributed approximately $18,000 and $60,000 to the participants of the 401(k), respectively.

Defined Benefit Plan

On October 31, 1999, the Company amended and terminated its Defined Benefit Plan. Under the termination, no additional benefits accrued to participants in the Plan after that date. In addition, all existing participants in the Plan became 100% vested in their accrued benefits in the Plan as of that date. No gain or loss was recognized as a result of the termination of the Pension Plan. The Company began to distribute the vested benefits to the participants in fiscal year 2000 and completed the distributions is fiscal 2001.

                                STEELCLOUD, INC.

11.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                                 Years ended October 31,
                                                  -------------------------------------------------------
                                                         1999              2000               2001
                                                  -------------------------------------------------------
Numerator:
   Net income (loss) before extraordinary gain        $(33,607,145)        $50,665         $1,013,726
   Preferred Stock dividends                                     -        (624,828)          (112,500)
   Redemption of preferred stock                                 -               -            721,816
   Cumulative effect of change in accounting
     principle                                                   -               -           (576,001)
                                                  -------------------------------------------------------
   Net (loss) income available to common
     stockholders before extraordinary gain            (33,607,145)       (574,163)         1,047,041
                                                  =======================================================

Denominator:
Denominator for basic earnings per share-
  weighted-average shares                                9,403,775       9,580,112         10,111,364
Effect of dilutive securities:
   Employee stock options                                        -               -             36,899
   Convertible preferred stock                                   -               -          2,314,969
                                                  -------------------------------------------------------
   Dilutive potential common shares                              -               -          2,351,868
                                                  -------------------------------------------------------
 Denominator for diluted earnings per share -
   adjusted weighted-average shares and assumed
   conversions                                           9,403,775       9,580,112         12,463,232
                                                  -------------------------------------------------------

Earnings per share before extraordinary gain,
  basic:                                                   $ (3.57)        $ (0.06)            $ 0.10
                                                  =======================================================

Earnings per share before extraordinary gain,
  diluted:                                                 $ (3.57)        $  (.06)            $ 0.08
                                                  =======================================================

                                STEELCLOUD, INC.

12.  Contingencies

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


Microsoft Licensing Agreement

In November 1998, IDP entered into a Government Integrator Agreement, as amended, with Microsoft Corporation (Microsoft) for the licensing of certain Microsoft software. During 1999, Microsoft asserted that IDP owed approximately $800,000 under this agreement due primarily to amended billing by Microsoft concerning sales by IDP to the U.S. Air Force in conjunction with the Desktop V contract. On October 31, 2000, Microsoft filed suit against the Company, and its subsidiary IDP, for breach of contract. In conjunction with the filing of the claim, Microsoft further amended the original billings, which resulted in a claim against the Company of approximately $1.3 million. Subsequent to October 31, 2000, the Company submitted a motion to dismiss the case and filed a counterclaim of fraud on behalf of IDP in the amount of $500,000. The Company believes that it has meritorious defenses to the claim and intends to vigorously defend itself. The Company cannot estimate at this time the amount of the liability to be incurred, if any. In the event the Company is not successful in its defense and a judgment is entered on behalf of Microsoft for the full amount sought, the payment would have a material adverse effect upon the Company's financial position and results of operations. The Company has accrued for amounts due Microsoft based on the original billing terms. On February 20, 2001, the Court ruled in favor of SteelCloud thereby dismissing that entity from the claim. The Company will continue to vigorously defend its subsidiary, IDP, for which it believes to have meritorious defenses.


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


Professional Services Malpractice Claim

In August of 2000, the Company's former legal counsel filed a claim against the Company for approximately $343,087 plus accrued interest for legal fees and costs. In response to the claim, the Company filed a counter claim for professional malpractice and breach of fiduciary duty in the amount of $1,568,000. In June 2001, the Company reached a settlement agreement with its former legal counsel whereby both parties agreed to relinquish all claims against the other, release each other from liability and waive the payment of outstanding claims. The Company reversed the liability that was previously accrued for the legal fees and costs, reducing general and administrative expenses for fiscal 2001 by $343,087.

                                STEELCLOUD, INC.

13.       Quarterly Financial Information (unaudited)

Quarterly financial information for fiscal 2001 and 2000 is presented in the following tables:

                                           Previously     Restated
                                            Reported        1st            2nd             3rd            4th
                                          1st Quarter    Quarter(1)      Quarter         Quarter        Quarter
                                          ------------- ------------- --------------- -------------- ---------------
2001
----
Revenue                                     $7,188,899    $7,188,899      $7,328,384     $7,203,426      $8,417,670
Gross Profit                                 1,748,338     1,748,338       1,808,880      1,904,110       2,167,073
Net income (loss) available to common
shareholders                                    69,722      (506,279)        129,590        506,330         917,400

Per Share Data
--------------
Net income (loss)
Basic                                             0.01         (0.05)           0.01           0.05            0.09
Diluted                                           0.01         (0.05)           0.01           0.04            0.02

2000
----
Revenue                                     $7,128,063                   $10,602,548    $10,328,950     $11,706,832
Gross Profit                                 1,481,318                     2,007,347      1,797,071       1,844,247

(Loss) income before extraordinary item       (589,298)                     (240,744)       228,065         171,154
Extraordinary item                             750,000                             -              -               -
Net income (loss) available to common
shareholders                                   160,702                      (288,667)       190,565         113,237

Per Share Data
--------------
Loss (income) before extraordinary item          (0.06)                        (0.03)          0.02            0.01
Net income (loss), basic and diluted              0.02                         (0.03)          0.02            0.01


(1) The Company has restated its results for the quarter ended January 31, 2001 to reflect the implementation of Emerging Issues Task Force No. 00-27 as of November 1, 2000. As discussed in Note 2 to the financial statements, the implementation of Issue 1 of EITF 00-27 modified the calculation of the beneficial conversion feature discount associated with the Company's Series A Convertible Preferred Stock. The implementation of EITF 00-27 resulted in a charge of $576,001 or $0.06 per share, reflected as a cumulative effect of a change in accounting principle. The restatement had no effect on income from operations, cash flows or net stockholders' equity as of and for the quarter ended January 31, 2001.

               REPORT OF ERNST & YOUNG, LLP, INDEPENDENT AUDITORS


The Board of Directors
SteelCloud, Inc.

We have audited the consolidated financial statements of SteelCloud, Inc. (a Virginia corporation) as of October 31, 2000 and 2001, and for each of the three years in the period ended October 31, 2001 and have issued our report thereon dated December 21, 2001, except for Note 5 as to which the date is January 18, 2002 (included elsewhere in this Form 10-K). Our audits also included the consolidated financial statement schedule listed in Item 14 of this Form 10-K. The schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth herein.

                              /s/ Ernst & Young LLP

McLean, Virginia
December 21, 2001

                  SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
                                STEELCLOUD, INC.


                                                                        Balance at                                         Balance
                                                                       Beginning of                                       at End of
Classification                                                             Year           Additions       Deductions         Year
--------------                                                             ----           ---------       ----------         ----
Allowance for doubtful accounts:
Year ended October 31, 1999...................................              $46,000       $1,400,000      $1,346,000(1)     $100,000
Year ended October 31, 2000...................................             $100,000               $0              $0        $100,000
Year ended October 31, 2001...................................             $100,000          $12,000              $0        $112,000

Inventory reserve:
Year ended October 31, 1999...................................             $250,000       $2,241,000        $362,000(2)   $2,129,000
Year ended October 31, 2000...................................           $2,129,000               $0        $575,000(2)   $1,554,000
Year ended October 31, 2001...................................           $1,554,000         $120,000        $466,438(2)   $1,207,562


-----------

(1)      Write-offs of accounts receivable

(2)      Write-offs of inventory