Form 10-Q
period 2002-01-31
STEELCLOUD  INC
filed 2002-03-18
CIK 1058027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                                   (Mark one)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2002

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

                      1306 Squire Court, Dulles, VA. 20166
               (Address of principal executive offices) (zip code)

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

                  As of March 1, 2002 there were 10,284,876 shares of the registrant's common stock outstanding.

                                SteelCloud, Inc.
                                 Form 10-Q Index
                 For the Quarterly period ended January 31, 2002


Description                                                                                      Page

Part I.     Financial Information..............................................................     3

Item 1.     Financial Statements...............................................................
            Consolidated Balance Sheets as of October 31, 2001 and January 31, 2002.............    3
            Consolidated Statements of Operations for the three month periods ended January 31,
            2001 and 2002                .......................................................    4
            Consolidated Statements of Cash Flows for the three month periods ended January 31,
            2001 and 2002.......................................................................    5
            Notes to the Consolidated Financial Statements......................................    6

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
            Operations..........................................................................    8

Part II.    Other Information...................................................................   12

Item 1.     Legal Proceedings...................................................................   12

Item 6.     Exhibits and Reports on Form 8-K....................................................   13


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STEELCLOUD, INC.
CONSOLIDATED BALANCE SHEET


                                                                                October 31,         January 31,
                                                                                   2001                2002
                                                                               ------------        -------------
                                        ASSETS                                                       (unaudited)
Current assets
   Cash and cash equivalents                                                   $    313,054        $    223,499
   Accounts receivable, net                                                       6,201,621           4,967,427
   Inventory, net                                                                 5,099,436           5,428,975
   Income tax receivable                                                          1,400,424           1,400,424
   Prepaid expenses and other current assets                                        173,695             191,131
                                                                               ------------        ------------

Total current assets                                                             13,188,230          12,211,456

   Property and equipment, net                                                      319,944             230,151
   Equipment on lease, net                                                          597,202             490,580
   Goodwill and other intangible assets, net                                      2,770,572           2,672,018
   Investments                                                                      150,000             150,000
   Other assets                                                                     108,599             106,852
                                                                               ------------        ------------

Total assets                                                                   $ 17,134,547        $ 15,861,057
                                                                               ============        ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable                                                           $  3,293,030        $  3,444,918
    Accrued expenses                                                              2,277,993           2,245,767
    Notes payable, current                                                          114,985               7,621
    Unearned revenue                                                                213,385             711,408
                                                                               ------------        ------------

Total current liabilities                                                         5,899,393           6,409,714

Line of credit - long-term                                                        3,836,754           1,566,437

Stockholders' equity
    Common stock, $.001 par value: 50,000,000 shares authorized,
           10,214,545 shares issued and outstanding at October 31, 2001
           and January 31, 2002                                                      10,215              10,215
    Additional paid in capital                                                   39,079,397          39,079,397
    Treasury stock, 400,000 shares;                                              (3,432,500)         (3,432,500)
    Accumulated deficit                                                         (28,258,712)        (27,772,206)
                                                                               ------------        ------------

Total stockholders' equity                                                        7,398,400           7,884,906
                                                                               ------------        ------------

Total liabilities and stockholders' equity                                     $ 17,134,547        $ 15,861,057
                                                                               ============        ============


The accompanying notes are an integral part of these consolidated financial statements.

STEELCLOUD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)


                                                                            Three Months Ended
                                                                                January 31,
                                                                      2001                    2002
                                                                    ------------           -----------
                                                                     (restated)
Net revenues                                                        $ 7,188,899            $ 9,686,225
Cost of revenue                                                       5,440,561              7,164,887
                                                                    -----------            -----------

Gross profit                                                          1,748,338              2,521,338

Selling and marketing                                                   160,765                319,723
General and administrative                                            1,283,541              1,569,061
Amortization of goodwill                                                 98,554                 98,554
                                                                    -----------            -----------

Income from operations                                                  205,478                534,000

Interest expense, net                                                   (98,255)               (50,449)
Other income                                                                  -                  4,155
                                                                    -----------            -----------

Income before income
taxes                                                                   107,223                487,706

Provision for income taxes                                                    -                  1,200
                                                                    -----------            -----------

Net income                                                              107,223                486,506
                                                                    -----------            -----------

Dividends to preferred stockholders                                     (37,500)                     -
Cumulative effect of change in accounting principle                    (576,001)                     -
                                                                    -----------            -----------

Net income (loss) attributable to common stockholders               $  (506,278)           $   486,506
                                                                    ===========            ===========

Earnings per share:
  Earnings (loss) per share, basic and diluted                      $     (0.05)           $      0.05
                                                                    ===========            ===========


The accompanying notes are an integral part of these consolidated statements.

STEELCLOUD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)


                                                                             Three Months Ended
                                                                                January 31,
                                                                            2001          2002
                                                                        -----------    -----------
Operating activities
Net income                                                              $   107,223    $   486,506
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment
                                                                            467,500        242,657
Amortization of goodwill and other intangibles                               98,554         98,554
   Changes in operating assets and liabilities:
  Accounts receivable                                                     5,559,219      1,796,274
  Income tax receivable                                                  (1,239,761)             -
  Inventory                                                                      (3)      (329,539)
  Prepaid expenses and other assets                                          10,924        (15,689)
  Accounts payable                                                       (4,344,243)       151,888
  Accrued expenses                                                         (548,761)       (32,226)
  Deferred tax credit                                                     1,122,886              -
  Unearned revenue and other liabilities                                    104,039        (64,057)
                                                                        -----------    -----------

Net cash provided by operating activities                                 1,337,577      2,334,368

Investing activities
Purchase of property and equipment                                         (248,909)       (46,242)


Financing activities
Payments on notes payable                                                  (108,497)      (107,364)
Repayments on line of credit, net                                          (803,703)    (2,270,317)
                                                                        -----------    -----------

Net cash used in financing activities                                      (912,200)    (2,377,681)
                                                                        -----------    -----------

Net (decrease) increase in cash and cash equivalents                        176,468        (89,555)
Cash and cash equivalents at beginning of period                            363,958        313,054
                                                                        -----------    -----------

Cash and cash equivalents at end of period                              $   540,426    $   223,499
                                                                        ===========    ===========


Supplemental cash flow information
Interest paid                                                           $   111,891    $    52,383

Income taxes paid                                                                $-    $     1,200


The accompanying notes are an integral part of these consolidated financial statements.

STEELCLOUD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The consolidated financial statements for the three month periods ended January 31, 2002 and 2001 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K of SteelCloud, Inc. (the "Company") which includes consolidated financial statements and notes thereto for the years ended October 31, 2001, 2000 and 1999.

2. Debt

On January 18, 2002, the Company amended its primary line of credit whereby the maximum availability was increased from $5 million to $7.5 million. The note bears interest at the lower of (a) the Lender's Prime Rate per annum or (b) the LIBOR Market Index Rate plus 2.5%. The line of credit expires on March 31, 2003. The outstanding balance on the line of credit at October 31, 2001 and January 31, 2002 was approximately $3,837,000 and $1,566,000, respectively.

On February 1, 2002, the Company executed a promissory note in conjunction with their line of credit in the amount of $725,000. The note bears interest at the lower of (a) the Lender's Prime Rate per annum or (b) the LIBOR Market Index Rate plus 2.5%. The Company will make monthly principal payments of approximately $43,000 through the maturity date of July 5, 2003.

3. Series A Convertible Preferred Stock

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

During 2001, the Company implemented Emerging Issues Task Force ("EITF") Issue No. 00-27, "Application of EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," to Certain Convertible Instruments" ("EITF 00-27"). Issue 1 of EITF 00-27 modified the calculation of beneficial conversion features for convertible securities issued with detachable instruments for all transactions subject to EITF Issue No. 98-5. In accordance with the transition provision of EITF 00-27, companies are required to report any changes in the beneficial conversion feature as a result of applying Issue 1 of EITF 00-27 as a cumulative effect of a change in accounting principle at the time of implementation in accordance with APB Opinion No. 20, "Accounting Changes". As a result of the implementation of EITF 00-27, the Company restated its results for the quarter ended January 31, 2001 to record a charge representing an additional allocation of value to the beneficial conversion feature of $576,001, or $0.06 per share, as a cumulative effect of a change in accounting principle.

In August 2001, the Company completed a transaction with its Preferred Shareholders to redeem all of its outstanding Series A Convertible Preferred Stock. Under the Redemption Agreement, the preferred shareholders retained approximately 247,000 warrants previously issued. The Company delivered $2.5 million to its preferred shareholders in exchange for the then outstanding 2,620 shares of its Series A Convertible Preferred Stock. As a result of this redemption, the Company had no outstanding shares of Series A Convertible Preferred Stock as of October 31, 2001.


4. Earnings Per Share

Basic and diluted earnings per common share are calculated by dividing the net earnings (loss) available to common shareholders by the weighted average number of common shares outstanding.

5. Contingencies

Microsoft Licensing Agreement

In November 1998, International Data Products, Inc. (IDP), a wholly-owned subsidiary of the Company, entered into a Government Integrator Agreement, as amended, with Microsoft Corporation (Microsoft) for the licensing of certain Microsoft software. During 1999, Microsoft asserted that IDP owed approximately $800,000 under this agreement due primarily to amended billings by Microsoft concerning sales by IDP to the U.S. Air Force in conjunction with the Desktop V contract. On October 31, 2000, Microsoft filed suit against the Company, and its subsidiary IDP, for breach of contract. In conjunction with the filing of the claim, Microsoft further amended the original billings, which resulted in a claim against the Company of approximately $1.3 million. Subsequent to October 31, 2000, the Company submitted a motion to dismiss the case and filed a counterclaim of fraud on behalf of IDP in the amount of $500,000. In March 2002, the Company and Microsoft agreed to settle the dispute. Pursuant to the settlement, the Company and Microsoft will exchange mutual full releases and the Company agreed to pay Microsoft approximately $315,000 over a period of two years. This will not have an impact on the Company's current operations as this contingency has been previously recorded in the Company's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Founded in 1987, SteelCloud, Inc, based in Dulles, Virginia, designs, develops and manufactures customized computers, appliances and network solutions. In addition, the Company provides Information Technology ("IT") solutions support for those hardware and networking solutions implemented.

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

Legal Contingencies

There are routine legal claims pending against the Company, that occur in the ordinary course of business but in the opinion of management, liabilities, if any, arising from such claims will not have a material adverse effect on the financial condition and results of operation of the Company. We have accrued our estimate of the probable costs for the resolution of these claims in our consolidated financial statements. These estimates have been developed in consultation with outside counsel handling our defense in these matters and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. We do not believe these proceedings will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially adversely affected by changes in our assumptions, or the effectiveness of our strategies, related to these proceedings.

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

Accounts Receivable - Significant Customer

As of January 31, 2002, approximately 43% of our accounts receivable were attributable to one commercial entity that owns several subsidiaries for which we supply various OEM product lines (collectively, "customer"). Subsequent to January 31, 2002, these accounts receivables have been fully collected. For the three months ended January 31, 2002, revenues from this customer accounted for approximately 79% of net revenues. Due to the nature and timing of deliveries of this customer's products and services during the period then ended, we do not anticipate concentration from this customer at this level to recur in future periods. Future revenues and results of operations could be adversely affected should this customer reduce their purchases, eliminate product lines or choose not to continue to buy products and services from SteelCloud.

RESULTS OF OPERATIONS

For the three months ended January 31, 2002 compared to the three months ended January 31, 2001

Net revenues for the three months ended January 31, 2002 were $9,686,225 as compared to $7,188,899 for the three months ended January 31, 2001, an increase of approximately 35%. During fiscal 2002, the Company experienced a significant increase in the demand for network security appliances that attributed to the significant increase in net revenues from the same period in fiscal 2001.

Gross margin, as a percentage of sales, increased to 26.0% for the three months ended January 31, 2002 from 24.3% for the three months ended January 31, 2001. The increase in profit margin results from changes in the Company's product lines and product mix, which yielded higher gross margins. This margin increase is a result of the Company's transition to the customized server appliance model from the lower margin, direct, end-user Federal Government business.

For the three months ended January 31, selling and marketing expenses increased to $319,723 in fiscal 2002 from $160,765 in fiscal 2001. The increase related to sales commissions and incentives resulted from the significant revenue growth. In addition, the Company made certain investments in its sales and marketing programs in the first quarter of 2002.

General and administrative expenses increased to $1,569,061 for the three months ended January 31, 2002 from $1,283,541 for the same period in fiscal 2001. The Company manages its costs relative to its net revenues and gross margins. As a result, the general and administrative costs increased proportionately with the significant revenue and margin growth in the first quarter of fiscal 2002 compared to the same period in fiscal 2001.

Interest expense, net of interest income, decreased to $50,449 for the three months ended January 31, 2002 from $98,255 for the three months ended January 31, 2001. The decrease is the result of the Company's reduction in its outstanding debt during fiscal 2002 as well as an overall decrease in the borrowing rate in fiscal 2002 compared to fiscal 2001.

The Company reported net income of $486,506 for the three months ended January 31, 2002, as compared to net income of $107,223 for the same period in the prior year. This was a result of the Company's growth in gross margins derived from a higher net revenue base during the three month period ended January 31, 2002.


LIQUIDITY AND CAPITAL RESOURCES

For the three months ended January 31, 2002, the Company generated approximately $2,334,368 in cash flow from its operating activities. The Company generated net income of $486,506 and collected approximately $1,796,000 of its receivables. The cash generated was used to purchase goods of approximately $329,539 net of payments and to reduce accrued expenses by approximately $32,000.

Funds used for investing activities consisted of the purchase of property, equipment and leased assets of $46,242. Net cash used for financing activities consisted of net repayments on the line of credit of $2,270,317 and payments on notes payable of $107,364.

On January 18, 2002, the Company amended its existing line of credit from $5 million to $7.5 million, with an expiration date of March 31, 2003, bearing interest at the lower of (a) prime rate or (b) the LIBOR Market Index Rate plus 2.5%. As of January 31, 2002, the Company had an outstanding balance on the line of credit of approximately $1,566,437 and available borrowing capacity of $2.7 million.

As of January 31, 2002, the Company had working capital of approximately $5.8 million. The Company believes the bank facility, together with cash on hand, projected cash generated from operations, and income tax refunds due will provide sufficient financial resources to finance the current operations of the Company through fiscal 2002.

From time to time, the Company may pursue strategic acquisitions or mergers, which may require significant additional capital, and additional capital may be required to satisfy unusual or infrequent expenses. In such event, the Company may seek additional financing of debt and/or equity.

Contractual Obligations and Commercial Commitments

The Company's significant contractual obligations as of January 31, 2002 are for debt and operating leases. Debt by year of maturity, the Company's line of credit and future rental payments under operating lease agreements are presented below. The Company does not have any purchase obligations as of January 31, 2002. The Company has not engaged in off-balance sheet financing, commodity contract trading or significant related party transactions.


----------------------------------- ------------------------------------------------------------------------------
Contractual Obligations                                        Payments Due by Period
----------------------------------- ------------------- ----------------- ----------------- -------- -------------
                                             Total         Less than 1        1-3 years       4-5      After 5
                                                               year                          years      years
----------------------------------- ------------------- ----------------- ----------------- -------- -------------
Notes Payable - Current                     $    7,621         $   7,621                 -        -             -
----------------------------------- ------------------- ----------------- ----------------- -------- -------------
Long Term Debt                              $1,566,437                 -        $1,566,437        -             -
----------------------------------- ------------------- ----------------- ----------------- -------- -------------
Operating Lease                             $1,638,894         $ 517,535        $1,121,359        -             -
----------------------------------- ------------------- ----------------- ----------------- -------- -------------


The Company will receive $645,528 in aggregate sublease income through fiscal 2003.

On February 1, 2002, the Company executed a promissory note in conjunction with their line of credit in the amount of $725,000. The note bears interest at the lower of (a) the Lender's Prime Rate per annum or (b) the LIBOR Market Index Rate plus 2.5%. The Company will make monthly principal payments of approximately $43,000 through the maturity date of July 5, 2003. As of March 1, 2002, the balance on the Company's line of credit was $0.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Microsoft Licensing Agreement

In November 1998, International Data Products, Inc. (IDP), a wholly-owned subsidiary of the Company, entered into a Government Integrator Agreement, as amended, with Microsoft Corporation (Microsoft) for the licensing of certain Microsoft software. During 1999, Microsoft asserted that IDP owed approximately $800,000 under this agreement due primarily to amended billings by Microsoft concerning sales by IDP to the U.S. Air Force in conjunction with the Desktop V contract. On October 31, 2000, Microsoft filed suit against the Company, and its subsidiary IDP, for breach of contract. In conjunction with the filing of the claim, Microsoft further amended the original billings, which resulted in a claim against the Company of approximately $1.3 million. Subsequent to October 31, 2000, the Company submitted a motion to dismiss the case and filed a counterclaim of fraud on behalf of IDP in the amount of $500,000. In March 2002, the Company and Microsoft agreed to settle the dispute. Pursuant to the settlement, the Company and Microsoft will exchange mutual full releases and the Company agreed to pay Microsoft approximately $315,000 over a period of two years. This will not have an impact on the Company's current operations as this contingency has been previously recorded in the Company's consolidated financial statements.

There are routine legal claims pending against the Company, that occur in the ordinary course of business but in the opinion of management, liabilities, if any, arising from such claims will not have a material adverse effect on the financial condition and results of operation of the Company.

Other than the items previously disclosed, we are not a party in any other material legal proceedings.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit 11.1: Statement of computation of earnings per share.


(b) Reports on Form 8-K

There were no reports filed on Form 8-K during the three month period ended January 31, 2002.


SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SteelCloud, Inc
                                            (Registrant)



Date: March 18, 2002             By:  /s/ Thomas P. Dunne
                                      ---------------------------------------
                                      Thomas P. Dunne
                                      Chief Executive Officer





Date: March 18, 2002             By:  /s/ Kevin M. Murphy
                                      ---------------------------------------
                                      Kevin M. Murphy
                                      Vice President, Finance