Form 10-Q
period 2002-04-30
STEELCLOUD  INC
filed 2002-06-07
CIK 1058027

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

                                   (Mark one)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended April 30, 2002

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

         As of June 1, 2002 there were 10,004,447 shares of the registrant's common stock outstanding.

                                SteelCloud, Inc.
                                Form 10-Q Index
                 For the Quarterly period ended April 30, 2002


Description                                                                                        Page
Part I.      Financial Information...............................................................    3

Item 1.      Financial Statements................................................................
             Consolidated Balance Sheets as of April 30, 2002 and October 31, 2001...............    3
             Consolidated Statements of Operations for the three and six month periods ended
             April 30, 2002 and 2001      .......................................................    4
             Consolidated Statements of Cash Flows for the six month periods ended April 30,
             2002 and 2001.......................................................................    5
             Notes to the Consolidated Financial Statements......................................    6

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of
             Operations..........................................................................    9

Part II.     Other Information...................................................................   16

Item 1.      Legal Proceedings...................................................................   16

Item 6.      Exhibits and Reports on Form 8-K....................................................   16

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STEELCLOUD, INC.
CONSOLIDATED BALANCE SHEETS

                                                                              October 31,      April 30,
                                                                                 2001            2002
                                                                             ------------    ------------
                                        ASSETS                                                (unaudited)
Current assets
   Cash and cash equivalents                                                 $    313,054    $  1,475,709
   Accounts receivable, net                                                     6,201,621       3,548,795
   Inventory, net                                                               5,099,436       5,119,743
   Income tax receivable                                                        1,400,424          82,250
   Deferred contract cost                                                            --         1,465,167
   Prepaid expenses and other current assets                                      173,695         133,454
                                                                             ------------    ------------

Total current assets                                                           13,188,230      11,825,118

   Property and equipment, net                                                    319,944         298,848
   Equipment on lease, net                                                        597,202         383,958
   Goodwill and other intangible assets, net                                    2,770,572       2,573,464
   Investments                                                                    150,000          75,000
   Other assets                                                                   108,599          97,622
                                                                             ------------    ------------

Total assets                                                                 $ 17,134,547    $ 15,254,010
                                                                             ============    ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable                                                         $  3,293,030    $  1,220,186
    Accrued expenses                                                            2,277,993       2,798,146
    Notes payable, current                                                        114,985         635,600
    Unearned revenue                                                              213,385       1,807,477
                                                                             ------------    ------------

Total current liabilities                                                       5,899,393       6,461,409

   Notes payable, long-term                                                          --           247,942
   Line of credit - long-term                                                   3,836,754            --

Stockholders' equity
    Common stock, $.001 par value: 50,000,000 shares authorized,
           10,214,545 and 10,404,447 shares issued at October 31, 2001 and
           April 30, 2002, respectively;
                                                                                   10,215          10,404
    Additional paid in capital                                                 39,079,397      39,389,654
    Treasury stock, at cost, 400,000 shares;                                   (3,432,500)     (3,432,500)
    Accumulated deficit                                                       (28,258,712)    (27,422,899)
                                                                             ------------    ------------

Total stockholders' equity                                                      7,398,400       8,544,659
                                                                             ------------    ------------

Total liabilities and stockholders' equity                                   $ 17,134,547    $ 15,254,010
                                                                             ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

STEELCLOUD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

                                                            Three Months Ended              Six Months Ended
                                                                 April 30,                      April 30,
                                                        ---------------------------   ----------------------------
                                                            2001           2002           2001            2002
                                                                                       (restated)
                                                        ------------   ------------   ------------    ------------
Net revenues                                            $  7,328,384   $  8,077,208   $ 14,517,283    $ 17,763,433
Cost of revenue                                            5,519,503      5,847,147     10,960,065      13,012,034
                                                        ------------   ------------   ------------    ------------

Gross profit                                               1,808,881      2,230,061      3,557,218       4,751,399

Selling and marketing                                        219,648        254,697        380,412         574,420
General and administrative                                 1,273,238      1,415,347      2,556,780       2,984,408
Amortization of goodwill                                      98,554         98,554        197,108         197,108
                                                        ------------   ------------   ------------    ------------

Income from operations                                       217,441        461,463        422,918         995,463

Interest expense, net                                         23,955         11,893        122,210          62,342
Other expense, net                                            26,396        100,264         26,396          96,109
                                                        ------------   ------------   ------------    ------------

Income from operations before income taxes                   167,090        349,306        274,312         837,012
Provision for income taxes                                      --             --             --             1,200
                                                        ------------   ------------   ------------    ------------

Net income                                                   167,090        349,306        274,312         835,812

Dividends to preferred stockholders                           37,500           --           75,000            --
Cumulative effect of change in accounting principle             --             --          576,001            --
                                                        ------------   ------------   ------------    ------------

Net income (loss) attributable to common stockholders   $    129,590   $    349,306   $   (376,689)   $    835,812



       Basic earnings (loss) per share                  $       0.01   $       0.04   $      (0.04)   $       0.08

       Diluted earnings (loss) per share                $       0.01   $       0.03   $      (0.04)   $       0.08


The accompanying notes are an integral part of these consolidated statements.

STEELCLOUD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                                             Six Months Ended
                                                                                 April 30,
                                                                        --------------------------
                                                                           2001           2002
                                                                        -----------    -----------
Operating activities
Net income                                                              $   274,312    $   835,812
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment                     868,950        427,277
Amortization of goodwill and other intangibles                              197,108        197,108
Provision for bad debt                                                         --          100,577
Impairment charge - investment                                                 --           75,000
Stock Compensation Expense                                                     --           17,500

  Changes in operating assets and liabilities:
  Accounts receivable                                                     4,208,063      2,552,249
  Income tax receivable                                                  (1,259,047)     1,318,174
  Inventory                                                                 621,140        (20,307)
  Deferred contract cost                                                       --       (1,465,167)
  Prepaid expenses and other assets                                          78,820         51,219
  Accounts payable                                                       (4,946,697)    (2,072,844)
  Accrued expenses                                                         (228,835)       824,813
  Deferred tax credit                                                     1,108,386           --
  Unearned revenue and other liabilities                                    105,429      1,594,092
                                                                        -----------    -----------

Net cash provided by operating activities                                 1,027,629      4,435,503

Investing activities
 Purchase of property and equipment                                        (451,184)      (192,939)


Financing activities
Proceeds from exercise of common stock options                                 --          228,288
(Payments) on notes payable                                                (216,767)      (196,443)
Proceeds on notes payable                                                      --          725,000
Repayments on line of credit, net                                          (525,112)    (3,836,754)
                                                                        -----------    -----------

Net cash used in financing activities                                      (741,879)    (3,079,909)

Net (decrease) increase in cash and cash equivalents                       (165,434)     1,162,655
Cash and cash equivalents at beginning of period                            363,958        313,054
                                                                        -----------    -----------

Cash and cash equivalents at end of period                              $   198,524    $ 1,475,709


Supplemental cash flow information
Interest paid                                                           $    49,391    $    65,525

Income taxes paid                                                       $      --      $     1,200


The accompanying notes are an integral part of these consolidated financial statements.

STEELCLOUD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation

The consolidated financial statements for the three and six month periods ended April 30, 2002 and 2001 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K of SteelCloud, Inc. (the "Company") which includes consolidated financial statements and notes thereto for the years ended October 31, 2001 and 2000.


2.       Debt

On January 18, 2002, the Company amended its primary line of credit whereby the maximum availability was increased from $5 million to $7.5 million. The note bears interest at the lower of (a) the Lender's Prime Rate per annum or (b) the LIBOR Market Index Rate plus 2.5%. The line of credit expires on March 31, 2003. The outstanding balance on the line of credit at October 31, 2001 and April 30, 2002 was approximately $3,837,000 and $0, respectively.

On February 1, 2002, the Company executed a promissory note in conjunction with its line of credit in the amount of $725,000. The note bears interest at the lower of (a) the Lender's Prime Rate per annum or (b) the LIBOR Market Index Rate plus 2.5% and matures on July 5, 2003. The Company makes monthly principal payments of approximately $43,000. The outstanding balance on the promissory note at April 30, 2002 was approximately $640,000.

On April 1, 2002, the Company executed a two-year promissory note in conjunction with a litigation settlement for approximately $240,000. The promissory note bears interest at the prime rate and matures in May 2004. The Company makes monthly payments of $10,000 plus accrued interest. The outstanding balance on the note at April 30, 2002 was approximately $240,000.

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

During 2001, the Company implemented Emerging Issues Task Force ("EITF") Issue No. 00-27, "Application of EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," to Certain Convertible Instruments" ("EITF 00-27"). Issue 1 of EITF 00-27 modified the calculation of beneficial conversion features for convertible securities issued with detachable instruments for all transactions subject to EITF Issue No. 98-5. In accordance with the transition provision of EITF 00-27, companies are required to report any changes in the beneficial conversion feature as a result of applying Issue 1 of EITF 00-27 as a cumulative effect of a change in accounting principle at the time of implementation in accordance with APB Opinion No. 20, "Accounting Changes". As a result of the implementation of EITF 00-27, the Company restated its results for the six months ended April 30, 2001 to record a charge representing an additional allocation of value to the beneficial conversion feature of $576,001, or $0.06 per share, as a cumulative effect of a change in accounting principle.

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

4.       Contract Revenue

For the three months ended April 30, 2002, the Company deferred recognition of approximately $1.7 million in revenue related to its significant server appliance contract awarded in January 2002. The deferred revenue represents payments received for milestones achieved. This revenue will be recognized over the remaining life of the contract, which is scheduled for completion in July 2003.

5.       Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the period and is calculated by dividing the net earnings (loss) available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding plus common stock equivalents associated with preferred stock, stock options and warrants to purchase shares of common stock and is calculated by dividing net earnings
(loss) available to common shareholders by the weighted average number of common shares outstanding used in the basic earnings per share calculation plus common stock equivalents associated with preferred stock, stock options and warrants to purchase shares of common stock. Due to their anti-dilutive effects, outstanding stock options were excluded from the computation of diluted earnings per share for the three months ended April 30, 2001.

6.       Contingencies

Microsoft Licensing Agreement

In November 1998, International Data Products, Inc. (IDP), a wholly-owned subsidiary of the Company, entered into a Government Integrator Agreement, as amended, with Microsoft Corporation (Microsoft) for the licensing of certain Microsoft software. On October 31, 2000, Microsoft filed suit against the Company, and its subsidiary IDP, for breach of contract in the amount of approximately $1.3 million. In response to that suit, the Company submitted a motion to dismiss the case and filed a counterclaim of fraud on behalf of IDP in the amount of $500,000. In March 2002, the Company and Microsoft agreed to settle the dispute. Pursuant to the settlement, the Company and Microsoft exchanged mutual full releases and the Company agreed to pay Microsoft approximately $315,000. In accordance with the settlement, the Company paid approximately $75,000 in cash and executed a two-year promissory note for the balance of $240,000, maturing in May 2004 and bearing interest at the prime rate. This will not have an impact on the Company's current operations as this contingency was previously accrued in the Company's consolidated financial statements.

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

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended October 31, 2001 filed by the Company with the Securities and Exchange Commission.

OVERVIEW

Founded in 1987, SteelCloud, Inc, based in Dulles, Virginia, designs, develops and manufactures customized computer servers and network appliances. The Company's primary business focus is to develop and manufacture products on an OEM basis ("Original Equipment Manufacturer") for strategic software, technology, and managed services partners. With its strategic partners, SteelCloud creates and uniquely brands ready-to-use turnkey network server appliance solutions combining both hardware and software. The Company integrates its partner's, or other third-party software, into a custom designed server platform. SteelCloud manufactures the resulting product under the partner's brand name allowing the partner to deliver a complete turnkey solution. SteelCloud's customer is its OEM partner rather than the end-user. The partner is responsible for selling and distributing the OEM products developed by SteelCloud. The Company enhances its product development and manufacturing capability by providing custom supply chain and logistics support services to its partners.

In addition to delivering computer products to the OEM market, SteelCloud develops specialized servers and infrastructure products for large commercial and government integrators, and certain governmental agencies. The Company is a value-added reseller for the software products of its strategic partners and certain other software providers. SteelCloud also provides Information Technology (IT) support services to both the public sector and commercial customers.

FISCAL 2002

The following summarizes significant activity for the six-month period ended April 30, 2002.

Significant Contract

In January 2002 the Company was awarded several contracts by Lockheed Martin valued at more than $10.5 million for customized servers. The Company commenced work under the contract during the three months ended April 30, 2002 and is expected to complete the contract by July 2003. During the six months ended April 30, 2002, the Company recognized revenue of approximately $1.6 million and deferred revenue of approximately $1.7 million that will be recognized over the life of the contract.

Settlement of Licensing Claim

In November 1998, International Data Products, Inc. (IDP), a wholly-owned subsidiary of the Company, entered into a Government Integrator Agreement, as amended, with Microsoft Corporation (Microsoft) for the licensing of certain Microsoft software. On October 31, 2000, Microsoft filed suit against the Company, and its subsidiary IDP, for breach of contract in the amount of approximately $1.3 million. In response to that suit, the Company submitted a motion to dismiss the case and filed a counterclaim of fraud on behalf of IDP in the amount of $500,000. In March 2002, the Company and Microsoft agreed to settle the dispute. Pursuant to the settlement, the Company and Microsoft exchanged mutual full releases and the Company agreed to pay Microsoft approximately $315,000. In accordance with the settlement, the Company paid approximately $75,000 in cash and executed a two-year promissory note for the balance of $240,000, maturing in May 2004 and bearing interest at the prime rate. This will not have an impact on the Company's current operations as this contingency was previously accrued in the Company's consolidated financial statements.

Sales Office Expansion

In December 2001 and March 2002, the Company established sales offices in California and Boston, respectively, in order to meet the Company's growing demands. These new office locations allow SteelCloud to expand its customer base and to develop and deploy new products for its customers to promote future revenue growth.

CRITICAL ACCOUNTING POLICIES

The Company believes the following represents an update of its critical accounting policies from October 31, 2001:


Significant Customers

As of April 30, 2002, approximately 42% of the Company's accounts receivable were attributable to two commercial customers. Network Associates and its subsidiaries ("NAI") accounted for approximately 24% and approximately 18% was due from Lockheed Martin. As of June 1, 2002 88% of these accounts receivables have been collected. For the three months ended April 30, 2002, these two customers accounted for approximately 66% of net revenues, or 45% and 21%, respectively. Given the nature of the products manufactured by the Company as well as the delivery schedules established by its partners, revenue and accounts receivable concentration by any single customer will fluctuate from quarter to quarter. The Company anticipates that concentration levels will decrease as their OEM customer base expands in future periods. Future revenues and results of operations could be adversely affected should these customers reduce their purchases, eliminate product lines or choose not to continue to buy products and services from SteelCloud.

RESULTS OF OPERATIONS

For the three and six months ended April 30, 2002 compared to the three and six months ended April 30, 2001

Net revenues for the three months ended April 30, 2002 were $8,077,208 as compared to $7,328,384, an increase of approximately 10% over the three months ended April 30, 2001. The increase is attributable to several factors. For the three months ended April 30, 2001, the Company completed a significant contract with the Puerto Rican government for approximately $2.8 million. During fiscal 2002, the revenue decline from that completed contract was offset by the Company's significant server appliance contract with Lockheed Martin, which was awarded in January 2002. In addition, the Company experienced revenue growth from its other server appliance customers for the three months ended April 30, 2002 compared to the same period in the prior year as a result of the Company's development of several high-end solutions for its expanding partner base. A higher price per unit is achieved for these high-end solutions given the technological capabilities of these appliances. The Company anticipates this trend will continue as its customer base expands and its partners focus on developing and delivering high-end appliance server solutions to their end-user customers. For the six month period ended April 30, 2002 and 2001, net revenues were $17,763,433 and $14,517,283, respectively. This was the result of the Company's growth trend experienced during its first two quarters of fiscal 2002.

Although economic, market and business factors have had a negative impact on the Technology industry, the Company continued its trend of improved operating margins for the three and six months ended April 30, 2002. As a percentage of net revenues, gross margin increased to 27.6% for the three months ended April 30, 2002 from 24.7% for the three months ended April 30, 2001. On a year to date basis, gross margin increased from 24.5% during the first six months of fiscal 2001 to 26.7% during the same period of fiscal 2002. This increase in gross margin is primarily the result of the Company's product lines and product mix it sells. The Company has been transitioning to the customized server appliance model, which yields higher margins than the direct end-user Federal Government business that the Company focused on in prior years. In addition, the integration and support services, when bundled with the hardware, contribute to the increase in gross margins. Traditionally, development costs associated with new products initially lower the gross margins and will improve over time as production volumes increase. Accordingly, gross margins as a percentage of revenues, will fluctuate from quarter to quarter.

For the three months ended April 30, selling and marketing expenses increased to $254,697 in fiscal 2002 from $219,648 in fiscal 2001, an increase of approximately 16%. Selling and marketing expenses increased due to higher marketing costs and selling expenses associated with sales, sales initiatives and new product releases. For the six months ended April 30, selling and marketing expenses increased from $380,412 in fiscal 2001 to $574,420 in fiscal 2002, approximately a 51% increase. The increase can be attributable to certain investments in its sales and marketing programs as evidenced by the Company expanding sales offices into California and Boston during fiscal 2002. In addition, sales commissions and incentives increased as a result of the significant revenue growth experienced during the three and six months ended April 30, 2002. The Company continues to invest in selling and marketing initiatives in order to expand its customer base, and develop and introduce new products for its partners, which allow the company to maintain its diverse product line and product mix to promote future revenue growth.

General and administrative expenses increased to $1,415,347 for the three months ended April 30, 2002 from $1,273,238 for the same period in fiscal 2001, an increase of approximately 11%. This increase in general and administrative expenses increased in proportion with the revenue and margin growth the Company experienced during the three month period ended April 30, 2002 compared to the same period in fiscal 2001. For the six month period ended April 30, general and administrative expenses increased to $2,984,408 in fiscal 2002 from $2,556,780 in fiscal 2001, an increase of approximately 17%. Although an increase in general and administrative expenses resulted for the three and six-month periods ended April 30, 2002, general and administrative expenses as a percentage of net revenues declined. Management manages expenses relative to its sales growth. As a result, general and administrative expenses, as a percentage of revenue declined to 14.5% in the second quarter of fiscal 2002, down from 17.4% in fiscal 2001. For the six month period ended April 30, general and administrative expenses as a percentage of net revenues declined to 15.4% for fiscal 2002, down from 17.6% for fiscal 2001. Management believes that the Company will continue to improve efficiencies and manage its costs relative to its net revenues and gross margins to optimize overall profitability.

Interest expense, net of interest income, decreased to $11,893 for the three months ended April 30, 2002 from $23,955 for the three months ended April 30, 2001. For the six months ended April 30, interest expense, net of interest income, decreased to $62,342 in fiscal 2002 from $122,210 in fiscal 2001. The decrease is the result of the Company's reduction in its outstanding debt during fiscal 2002 as well as an overall decline in the short-term interest rate in fiscal 2002 compared to fiscal 2001.

Other expense, net of other income, primarily includes an impairment charge for a permanent decline in fair value of an investment recorded under the cost method. During fiscal 2002, the Company recorded a $75,000 impairment charge for its investment in a private entity based on a decline in the fair value of that investment below cost. For the three and six month periods ended April 30, other expense, net of other income, increased to $100,264 and $96,109, respectively in fiscal 2002 from $26,396 and $26,396, respectively in fiscal 2001. The increase is the result of recording a write down in the carrying value of its investment.

The Company reported net income of $349,306 for the three months ended April 30, 2002, as compared to net income of $167,090 for the same period in the prior year. For the six months ended April 30, the Company reported net income of $835,812 for fiscal 2002 as compared to a net income of $274,312 for fiscal 2001. This was a result of the Company's growth in gross margins derived from a higher net revenue base during the three and six month periods ended April 30, 2002 as well as the Company's efforts to manage costs relative to its net revenues.

LIQUIDITY AND CAPITAL RESOURCES

The principal source of the Company's cash is from its operations. For the six months ended April 30, 2002, the Company generated approximately $4,435,503 in cash flow from its operating activities. The Company generated net income of $835,812, collected approximately $2,552,249 of its receivables and received unearned revenue of $1,594,092. In addition, the Company collected cash of approximately $1,318,174 relating to its income tax receivables. The cash generated was primarily used to pay accounts payable of approximately $2,072,844 and deferred contract costs of $1,465,167.

Funds used for investing activities consisted of the purchase of property, equipment and leased assets of approximately $192,939. Net cash used for financing activities consisted of net repayments on the line of credit of approximately $3,836,754. During fiscal year 2002, the Company financed cash though notes payable, net of ordinary payments, of approximately $528,557.

On January 18, 2002, the Company amended its existing line of credit from $5 million to $7.5 million, with an expiration date of March 31, 2003, bearing interest at the lower of (a) prime rate or (b) the LIBOR Market Index Rate plus 2.5%. As of April 30, 2002, the Company had no advances on its line of credit; however, the available borrowing capacity was approximately $2.1 million.

On February 1, 2002, the Company executed a promissory note in conjunction with their line of credit in the amount of $725,000. The note bears interest at the lower of (a) the Lender's Prime Rate per annum or (b) the LIBOR Market Index Rate plus 2.5% and matures on July 5, 2003. The Company makes monthly principal payments of approximately $43,000. The outstanding balance on the promissory note at June 1, 2002 was approximately $597,000.

On April 1, 2002, the Company settled its litigation with Microsoft. In conjunction with the settlement, the Company executed a two-year promissory note with Microsoft for approximately $240,000 bearing interest at the prime rate and with a maturity date of May 2004. The note is payable in monthly payments of $10,000 plus accrued interest. As of June 1, 2002 the outstanding balance on the note was approximately $230,000.

As of April 30, 2002, the Company had working capital of approximately $5.4 million and cash on hand of approximately $1.5 million compared to working capital of approximately $7.3 million and cash on hand of approximately $313,000 as of October 31, 2001. The decrease in working capital is due the classification of the line of credit as long-term at October 31, 2001. Accordingly, the $3.8 million line of credit balance was not included in the working capital computation. The increase in cash is due to the collection of trade receivables and tax refunds. The Company believes the bank facility, together with cash on hand, and projected cash generated from operations will provide sufficient financial resources to finance the current operations of the Company through fiscal 2002.

From time to time, the Company may pursue strategic acquisitions or mergers, which may require significant additional capital, and additional capital may be required to satisfy unusual or infrequent expenses. In such event, the Company may seek additional financing of debt and/or equity.

OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations and Commercial Commitments

The Company's significant contractual obligations as of April 30, 2002 are for debt and operating leases. Debt by year of maturity and future rental payments under operating lease agreements are presented below. As of April 30, 2002, the Company does not have an outstanding balance on its line of credit and does not have any purchase obligations. The Company has not engaged in off-balance sheet financing, commodity contract trading or significant related party transactions.

------------------------------------------------------------------------------------------------------------------
Contractual Obligations                                             Payments Due by Period
------------------------------------------------------------------------------------------------------------------
                                         Total          Less than 1       1-3 years       4-5 years      After 5
                                                           year                                           years
------------------------------------------------------------------------------------------------------------------
Notes payable - current                $  635,600        $  635,600           --              --            --
------------------------------------------------------------------------------------------------------------------
Notes payable - long term                 247,942              --          247,942            --            --
------------------------------------------------------------------------------------------------------------------
Operating lease                         1,467,111           696,281        770,830            --            --
------------------------------------------------------------------------------------------------------------------

The Company will receive $541,401 in aggregate sublease income through fiscal 2003.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Settlement of Licensing Claim

In November 1998, International Data Products, Inc. (IDP), a wholly-owned subsidiary of the Company, entered into a Government Integrator Agreement, as amended, with Microsoft Corporation (Microsoft) for the licensing of certain Microsoft software. On October 31, 2000, Microsoft filed suit against the Company, and its subsidiary IDP, for breach of contract in the amount of approximately $1.3 million. In response to that suit, the Company submitted a motion to dismiss the case and filed a counterclaim of fraud on behalf of IDP in the amount of $500,000. In March 2002, the Company and Microsoft agreed to settle the dispute. Pursuant to the settlement, the Company and Microsoft exchanged mutual full releases and the Company agreed to pay Microsoft approximately $315,000. In accordance with the settlement, the Company paid approximately $75,000 in cash and executed a two-year promissory note for the balance of $240,000, maturing in May 2004 and bearing interest at the prime rate. This will not have an impact on the Company's current operations as this contingency was previously accrued in the Company's consolidated financial statements.

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

                                             SteelCloud, Inc
                                             (Registrant)



Date:    June 7, 2002                By: /s/ Thomas P. Dunne
                                             -----------------------------------
                                             Thomas P. Dunne
                                             Chief Executive Officer





Date:    June 7, 2002                By: /s/ Kevin M. Murphy
                                             -----------------------------------
                                             Kevin M. Murphy
                                             Vice President, Finance