Form 10-Q
period 2002-07-31
STEELCLOUD  INC
filed 2002-09-16
CIK 1058027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                                   (Mark one)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2002

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              For the transition period from __________ to ________

                           Commission File No. 0-24015

                                STEELCLOUD, INC.
             (Exact name of Registrant as specified in its charter)

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

         As of September 1, 2002 there were 10,047,661 shares of the registrant's common stock outstanding.

                                SteelCloud, Inc.
                                 Form 10-Q Index
                  For the Quarterly period ended July 31, 2002



Description                                                                                            Page
-----------                                                                                            ----
Part I.     Financial Information..................................................................     3

Item 1.     Financial Statements...................................................................
            Consolidated Balance Sheets as of July 31, 2002 and October 31, 2001...................     3
            Consolidated Statements of Operations for the three and nine month periods
            ended July 31, 2002 and 2001...........................................................     4
            Consolidated Statements of Cash Flows for the nine month periods ended July 31,
            2002 and 2001..........................................................................     5
            Notes to the Consolidated Financial Statements.........................................     6

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
            Operations.............................................................................     9

Part II.    Other Information......................................................................    16

Item 1.     Legal Proceedings......................................................................    16

Item 4.     Submission of Matters to a Vote of Security Holders....................................    16

Item 6.     Exhibits and Reports on Form 8-K.......................................................    17


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STEELCLOUD, INC.
CONSOLIDATED BALANCE SHEETS


                                                                                 October 31,           July 31,
                                                                                    2001                2002
                                                                                ------------        ------------
                                                                                                     (unaudited)
                        ASSETS

Current assets
   Cash and cash equivalents                                                    $    313,054        $  1,402,430
   Accounts receivable, net                                                        6,201,621           5,112,500
   Inventory, net                                                                  5,099,436           5,304,092
   Income tax receivable                                                           1,400,424              82,250
   Deferred contract cost                                                                  -           1,766,488
   Prepaid expenses and other current assets                                         173,695             235,537
                                                                                ------------        ------------

Total current assets                                                              13,188,230          13,903,297

   Property and equipment, net                                                       319,944             250,206
   Equipment on lease, net                                                           597,202             272,679
   Goodwill and other intangible assets, net                                       2,770,572           2,474,910
   Investments                                                                       150,000              37,500
   Other assets                                                                      108,599              63,390
                                                                                ------------        ------------

Total assets                                                                    $ 17,134,547        $ 17,001,982
                                                                                ============        ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable                                                            $  3,293,030        $  2,566,895
    Accrued expenses                                                               2,277,993           2,582,631
    Notes payable, current                                                           114,985             631,853
    Unearned revenue                                                                 213,385           2,440,366
                                                                                ------------        ------------

Total current liabilities                                                          5,899,393           8,221,745

   Notes payable, long-term                                                                -              90,000
   Line of credit, long-term                                                       3,836,754                   -

Stockholders' equity
    Common stock, $.001 par value: 50,000,000 shares authorized,
           10,214,545 and 10,447,611 shares issued at October 31, 2001 and
           July 31, 2002, respectively;
                                                                                      10,215              10,448
    Additional paid in capital                                                    39,079,397          39,434,016
    Treasury stock, at cost, 400,000 shares;                                      (3,432,500)         (3,432,500)
    Accumulated deficit                                                          (28,258,712)        (27,321,727)
                                                                                ------------        ------------

Total stockholders' equity                                                         7,398,400           8,690,237
                                                                                ------------        ------------

Total liabilities and stockholders' equity                                      $ 17,134,547        $ 17,001,982
                                                                                ============        ============



The accompanying notes are an integral part of these consolidated financial statements.

STEELCLOUD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)


                                                        Three Months Ended          Nine Months Ended
                                                              July 31,                    July 31,
                                                      -------------------------   -------------------------
                                                         2001          2002         2001           2002
                                                                                 (restated)
                                                      -----------   -----------   -----------   -----------
Net revenues                                          $ 7,203,426   $ 7,038,802   $21,720,709   $24,802,235
Cost of revenue                                         5,299,316     5,062,351    16,259,381    18,074,385
                                                      -----------   -----------   -----------   -----------

Gross profit                                            1,904,110     1,976,451     5,461,328     6,727,850

Selling and marketing                                     182,963       328,039       563,375       902,458
General and administrative                              1,036,272     1,399,134     3,593,052     4,383,542
Amortization of goodwill                                   98,554        98,554       295,662       295,662
                                                      -----------   -----------   -----------   -----------

Income from operations                                    586,321       150,724     1,009,239     1,146,188

Interest expense, net                                      36,791         6,655       159,001        68,997
Other expense, net                                              -        42,897        26,396       139,006
                                                      -----------   -----------   -----------   -----------

Income before income taxes                                549,530       101,172       823,842       938,185
Provision for income taxes                                  5,700             -         5,700         1,200
                                                      -----------   -----------   -----------   -----------

Net income                                                543,830       101,172       818,142       936,985

Dividends to preferred stockholders                        37,500             -       112,500             -
Cumulative effect of change in accounting principle             -             -       576,001             -

Net income attributable to common stockholders        $   506,330   $   101,172   $   129,641   $   936,985
                                                      ===========   ===========   ===========   ===========



  Basic earnings per share                            $      0.05   $      0.01   $      0.01   $      0.09

  Diluted earnings per share                          $      0.04   $      0.01   $      0.01   $      0.09



The accompanying notes are an integral part of these consolidated statements.

STEELCLOUD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)


                                                                          Nine Months Ended
                                                                               July 31,
                                                                           2001           2002
                                                                        --------------------------
Operating activities
Net income                                                              $   818,142    $   936,985
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment                   1,106,539        595,525
Amortization of goodwill and other intangibles                              295,662        295,662
Loss on sale of leases                                                            -          5,396
Provision for bad debt                                                            -        261,740
Impairment charge - investment                                                    -        112,500
Stock Compensation Expense                                                        -         17,500

   Changes in operating assets and liabilities:
  Accounts receivable                                                     5,803,077        827,381
  Income tax receivable                                                  (1,259,118)     1,318,174
  Inventory                                                                 898,715       (204,656)
  Deferred contract cost                                                          -     (1,766,488)
  Prepaid expenses and other assets                                          19,182        (16,633)
  Accounts payable                                                       (6,342,449)      (726,135)
  Accrued expenses                                                          178,731        609,298
  Deferred tax credit                                                     1,108,386              -
  Unearned revenue and other liabilities                                    154,597      2,226,981
                                                                        -----------    -----------

Net cash provided by operating activities                                 2,781,464      4,493,230

Investing activities
 Purchase of property and equipment, net                                   (461,876)      (206,663)


Financing activities
Proceeds from exercise of common stock options                                    -        272,694
Proceeds from notes payable                                                       -        725,000
Payments on notes payable                                                  (325,000)      (358,131)
Repayments on line of credit, net                                          (373,720)    (3,836,754)
                                                                        -----------    -----------

Net cash used in financing activities                                      (698,720)    (3,197,191)

Net increase in cash and cash equivalents                                 1,620,868      1,089,376
Cash and cash equivalents at beginning of period                            363,958        313,054
                                                                        -----------    -----------

Cash and cash equivalents at end of period                              $ 1,984,826    $ 1,402,430
                                                                        ===========    ===========


Supplemental cash flow information
Interest paid                                                           $    52,750    $    72,180

Income taxes paid                                                       $     5,700    $     1,200


The accompanying notes are an integral part of these consolidated financial statements.

STEELCLOUD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The consolidated financial statements for the three and nine month periods ended July 31, 2002 and 2001 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K of SteelCloud, Inc. (the "Company") which includes consolidated financial statements and notes thereto for the years ended October 31, 2001 and 2000.


2. Debt

On January 18, 2002, the Company amended its primary line of credit whereby the maximum availability was increased from $5 million to $7.5 million. The note bears interest at the lower of (a) the Lender's Prime Rate per annum or (b) the LIBOR Market Index Rate plus 2.5%. The line of credit expires on March 31, 2003. The outstanding balance on the line of credit at October 31, 2001 and July 31, 2002 was approximately $3,837,000 and $0, respectively.

On February 1, 2002, the Company executed a promissory note in conjunction with its line of credit in the amount of $725,000. The note bears interest at the lower of (a) the Lender's Prime Rate per annum or (b) the LIBOR Market Index Rate plus 2.5% and matures on July 5, 2003. The Company makes monthly principal payments of approximately $43,000. The outstanding balance on the promissory note at July 31, 2002 was approximately $512,000.

On April 1, 2002, the Company executed a two-year promissory note in conjunction with a litigation settlement for approximately $240,000. The promissory note bears interest at the prime rate and matures in May 2004. The Company makes monthly payments of $10,000 plus accrued interest. The outstanding balance on the note at July 31, 2002 was approximately $210,000.

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

During 2001, the Company implemented Emerging Issues Task Force ("EITF") Issue No. 00-27, "Application of EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" to Certain Convertible Instruments" ("EITF 00-27"). Issue 1 of EITF 00-27 modified the calculation of beneficial conversion features for convertible securities issued with detachable instruments for all transactions subject to EITF Issue No. 98-5. In accordance with the transition provision of EITF 00-27, companies are required to report any changes in the beneficial conversion feature as a result of applying Issue 1 of EITF 00-27 as a cumulative effect of a change in accounting principle at the time of implementation in accordance with APB Opinion No. 20, "Accounting Changes". As a result of the implementation of EITF 00-27, the Company restated its results for the six months ended April 30, 2001 to record a charge representing an additional allocation of value to the beneficial conversion feature of $576,001, or $0.06 per share, as a cumulative effect of a change in accounting principle.

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

4.   Contract Revenue

For the nine months ended July 31, 2002, the Company's deferred contract revenue related to its server appliance contract awarded in January 2002 was approximately $2.2 million. The deferred revenue represents payments received for milestones achieved. This revenue will be recognized over the remaining life of the contract, which is scheduled for completion in July 2003.


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

The following summarizes significant activity for the nine-month period ended July 31, 2002.

Significant Contract

In January 2002, the Company was awarded several contracts by a Government Integrator valued at more than $10.5 million for customized servers. The Company commenced work under the contracts in February 2002 and is expected to complete the contracts by July 2003. During the nine months ended July 31, 2002, the Company recognized revenue of approximately $2.1 million and has deferred contract revenue of approximately $2.2 million that will be recognized over the life of the contracts.

Settlement of Licensing Claim

In November 1998, International Data Products, Inc. (IDP), a wholly-owned subsidiary of the Company, entered into a Government Integrator Agreement, as amended, with Microsoft Corporation (Microsoft) for the licensing of certain Microsoft software. On October 31, 2000, Microsoft filed suit against the Company, and its subsidiary IDP, for breach of contract in the amount of approximately $1.3 million. In response to that suit, the Company submitted a motion to dismiss the case and filed a counterclaim of fraud on behalf of IDP in the amount of $500,000. In March 2002, the Company and Microsoft agreed to settle the dispute. Pursuant to the settlement, the Company and Microsoft exchanged mutual full releases and the Company agreed to pay Microsoft approximately $315,000. In accordance with the settlement, the Company paid approximately $75,000 in cash and executed a two-year promissory note for the balance of $240,000, maturing in May 2004 and bearing interest at the prime rate. This does not have an impact on the Company's current operations as this contingency was previously accrued in the Company's consolidated financial statements.

Sales Office Expansion

In December 2001 and March 2002, the Company established sales offices in California and Boston, respectively, in order to meet the Company's growing demands. These new office locations allow SteelCloud to expand its customer base and to develop and deploy new products for its customers to promote future revenue growth.

ISO Registration

SteelCloud has developed an environment of quality excellence by instilling, at every level of the organization, the importance of customer satisfaction and continual improvement. This experience led to the Company's decision, in January 2002, to implement a Quality System based on ISO 9001:2000, Quality Management Systems - Requirements. ISO 9001:2000 is an internationally recognized quality standard that provides a common sense, documented, business management system that uncovers inefficiencies and provides a framework for Best Practices. The Company expects registration to occur by March 2003.

CRITICAL ACCOUNTING POLICIES

The Company believes the following represents an update of its critical accounting policies from October 31, 2001:


Significant Customers

As of July 31, 2002, approximately 42% of the Company's accounts receivable were attributable to two commercial customers. Network Associates and its subsidiaries ("NAI") accounted for approximately 27% and approximately 15% was due from Lockheed Martin. As of September 1, 2002 approximately 30% of these accounts receivables have been collected. For the three months ended July 31, 2002, these two customers accounted for approximately 53% of net revenues, or 46% and 7%, respectively. Given the nature of the products manufactured by the Company as well as the delivery schedules established by its partners, revenue and accounts receivable concentration by any single customer will fluctuate from quarter to quarter. The Company anticipates that concentration levels will decrease as their OEM customer base expands in future periods. Future revenues and results of operations could be adversely affected should these customers reduce their purchases, eliminate product lines or choose not to continue to buy products and services from SteelCloud.

RESULTS OF OPERATIONS

For the three and nine months ended July 31, 2002 compared to the three and nine months ended July 31, 2001

Net revenues for the three months ended July 31, 2002 were $7,038,802 as compared to $7,203,426 a decrease of approximately 2% over the three months ended July 31, 2001. Net revenues slightly decreased during the third quarter of 2002 primarily due to slower than expected acceptance rates by its customer under its significant custom server contract. Although the Company was unable to deliver the anticipated number of systems during the three months ended July 31, 2002, production volumes for those servers remained unchanged and as a result recognition of these systems has been deferred until delivery is complete. Accordingly, deferred revenues increased during the current quarter to approximately $2.4 million at July 31, 2002 from approximately $213,000 as of October 31, 2001. For the nine month period ended July 31, 2002 and 2001, net revenues were $24,802,235 and $21,720,709, respectively, an increase of approximately 14%. This increase was primarily the result of the Company's growth trend experienced during its first two quarters of fiscal 2002. Specifically, the Company experienced revenue growth from its server appliance agreements with its significant customers. In response to the competitive technology market, the Company continually modifies its product mix in order to expand its customer base and provide future revenue growth.

For the three and nine month periods ended July 31, 2002, the Company continued its trend of improved operating margins. As a percentage of net revenues, gross margin increased to 28.08% for the three months ended July 31, 2002 from 26.43% for the three months ended July 31, 2001. On a year to date basis, gross margin increased from 25.14% during the first nine months of fiscal 2001 to 27.13% during the same period of fiscal 2002. This increase in gross margin is primarily the result of the Company modifying its product lines and product mix it sells. The integration and support services, when bundled with hardware, contribute to the overall increase in gross margins. Although development costs associated with new products initially lower the gross margins, over time gross margin improves as production volumes increase. Accordingly, gross margins as a percentage of revenues, will fluctuate from quarter to quarter.

For the three months ended July 31, selling and marketing expenses increased to $328,039 in fiscal 2002 from $182,963 in fiscal 2001, an increase of approximately 79%. Selling and marketing expenses increased due to higher levels of personnel costs associated with sales, sales initiatives and new product releases. For the nine months ended July 31, selling and marketing expenses increased from $563,375 in fiscal 2001 to $902,458 in fiscal 2002, approximately a 60% increase. The increase can be attributable to certain investments in its sales and marketing programs as evidenced by the Company expanding sales offices into California and Boston during fiscal 2002. In addition, sales commissions and incentives increased as a result of the revenue growth experienced during the nine months ended July 31, 2002. The Company continues to invest in selling and marketing initiatives in order to expand its customer base, and develop and introduce new products for its partners. As a result, the Company is able to maintain its diverse product line and product mix to promote future revenue growth.

General and administrative expenses increased to $1,399,134 for the three months ended July 31, 2002 from $1,036,272 for the same period in fiscal 2001, an increase of approximately 35%. For the nine month period ended July 31, general and administrative expenses increased to $4,383,542 in fiscal 2002 from $3,593,052 in fiscal 2001, an increase of approximately 22%. In July 2001, the Company settled certain liabilities for amounts less than accrued, whereby the discounts received in these settlements reduced operating costs and expenses incurred in defending and resolving those liabilities. Excluding those liability settlements for fiscal 2001, general and administrative expenses for the three and nine months ended July 31, 2002 increased approximately 1% and 11%, respectively. In addition, for the three and nine months ended July 31, 2002, the Company increased its valuation allowance for bad debt expense related to certain receivables by approximately $161,000 and $262,000, respectively. Management believes that it will continue to improve efficiencies and manage costs to increase gross margins and maintain profitability.

Interest expense, net of interest income, decreased to $6,655 for the three months ended July 31, 2002 from $36,791 for the three months ended July 31, 2001. For the nine months ended July 31, interest expense, net of interest income, decreased to $68,997 in fiscal 2002 from $159,001 in fiscal 2001. The decrease resulted from lower average debt balances combined with interest savings from a decline in the short-term interest rate during fiscal year 2002.

Other expense, net of other income, primarily includes an impairment charge for a permanent decline in fair value of an investment recorded under the cost method. During fiscal 2002, the Company recorded a $112,500 impairment charge for its investment in a private entity based on a decline in the fair value of that investment below cost. For the three and nine month periods ended July 31, other expense, net of other income, increased to $42,897 and $139,006, respectively, in fiscal 2002 from $0 and $26,396, respectively, in fiscal 2001. The increase is the result of recording a write down in the carrying value of its investment during fiscal 2002.

The Company reported net income before dividends of $101,172 for the three months ended July 31, 2002, as compared to net income before dividends of $543,830 for the same period in the prior year. The decrease is primarily attributable to the settlement of certain liabilities in FY2001. These settlements were for amounts less than accrued and as a result reduced operating expenses accordingly. For the nine months ended July 31, the Company reported net income before dividends of $936,985 for fiscal 2002 as compared to a net income before dividends of $818,142 for fiscal 2001. This was a result of the Company's efforts to increase profit margins for the products sold and services provided during the three and nine month periods ended July 31, 2002 as well as the Company's efforts to manage costs relative to its net revenues.

LIQUIDITY AND CAPITAL RESOURCES

The principal source of the Company's cash is generated from its operations. For the nine months ended July 31, 2002, the Company generated approximately $4,493,230 in cash flow from its operating activities. The Company generated net income of $936,985, collected approximately $827,381 of its receivables and received unearned revenue of $2,226,981. In addition, the Company collected cash of approximately $1,318,174 relating to its income tax receivables. The cash generated was primarily used for accounts payable of approximately $726,135 and deferred contract costs of $1,766,488.

Funds used for investing activities primarily consisted of the purchase of property, equipment and leased assets of approximately $206,663. Net cash used for financing activities consisted of net repayments on the line of credit of approximately $3,836,754. During fiscal year 2002, the Company financed cash though notes payable, net of ordinary payments, of approximately $366,869.

On January 18, 2002, the Company amended its existing line of credit from $5 million to $7.5 million, with an expiration date of March 31, 2003, bearing interest at the lower of (a) prime rate or (b) the LIBOR Market Index Rate plus 2.5%. As of July 31, 2002, the Company had no advances on its line of credit; however, the available borrowing capacity was approximately $3.3 million.

On February 1, 2002, the Company executed a promissory note in conjunction with its line of credit in the amount of $725,000. The note bears interest at the lower of (a) the Lender's Prime Rate per annum or (b) the LIBOR Market Index Rate plus 2.5% and matures on July 5, 2003. The Company makes monthly principal payments of approximately $43,000. The outstanding balance on the promissory note at September 1, 2002 was approximately $469,000.

On April 1, 2002, the Company settled its litigation with Microsoft. In conjunction with the settlement, the Company executed a two-year promissory note with Microsoft for approximately $240,000 bearing interest at the prime rate and with a maturity date of May 2004. The note is payable in monthly payments of $10,000 plus accrued interest. As of September 1, 2002 the outstanding balance on the note was approximately $200,000.

As of July 31, 2002, the Company had working capital of approximately $5.7 million and cash on hand of approximately $1.4 million compared to working capital of approximately $7.3 million and cash on hand of approximately $313,000 as of October 31, 2001. The decrease in working capital is due to the classification of the line of credit as long-term debt at October 31, 2001. Accordingly, the $3.8 million line of credit balance was not included in the working capital computation. The increase in cash is due to the collection of trade receivables and tax refunds. The Company believes the bank facility, together with cash on hand, and projected cash generated from operations will provide sufficient financial resources to finance the current operations of the Company through fiscal 2003.

From time to time, the Company may pursue strategic acquisitions or mergers, which may require significant additional capital, and additional capital may be required to satisfy unusual or infrequent expenses. In such event, the Company may seek additional financing of debt and/or equity.

OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations and Commercial Commitments

The Company's significant contractual obligations as of July 31, 2002 are for debt and operating leases. Debt by year of maturity and future rental payments under operating lease agreements are presented below. As of July 31, 2002, the Company does not have an outstanding balance on its line of credit and does not have any purchase obligations. The Company has not engaged in off-balance sheet financing, commodity contract trading or significant related party transactions.



Contractual Obligations                                        Payments Due by Period
                              ------------------------------------------------------------------------------------
                                 Total          Less than 1          1-3 years            4-5 years      After 5
                                                    year                                                  years
                              ----------         ----------         ----------          ------------   ----------
Notes payable - current       $  631,853         $  631,853                  -             -             -
                              ----------         ----------         ----------          ------------   ----------
Notes payable - long term         90,000                  -             90,000             -             -
                              ----------         ----------         ----------          ------------   ----------
Operating lease                1,295,329            612,171            683,158             -             -
                              ----------         ----------         ----------          ------------   ----------


The Company will receive $437,262 in aggregate sublease income through fiscal 2003.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 15, 2002, the Company held its 2001 Annual Meeting of Shareholders. At the annual meeting, the Company's shareholders were asked to vote upon: (i) the election of two class I Directors of the Company to serve until their respective successors have been duly elected and qualified, (ii) the approval of an amendment to the Company's 1997 Stock Option Plan, (iii) the approval of the adoption of the Company's 2002 Stock Option Plan, (iv) the appointment of Ernst & Young, LLP as the Company's independent certified public accountants for the fiscal year ending October 31, 2002.

The following persons were elected as directors of the Company for the ensuing year by votes next to such persons name:

                           For              Withheld
Jay M. Kaplowitz           8,621,559         455,447
Richard Prins              8,631,459         445,437

Jay Kaplowitz and Richard Prins were each elected as Class I Directors and shall serve until their respective successors have been fully elected and qualified.


The approval of an amendment to the Company's 1997 Stock Option Plan was approved by the following vote:
                           For              Against         Abstain
                           3,655,026        638,418         35,842



The approval of the adoption of the Company's 2002 Stock Option Plan was approved by the following vote:
                           For              Against         Abstain
                           3,637,393        634,016         56,477


Ernst & Young, LLP was approved to act as the Company's independent certified public accountants for the ensuing year by the following vote:

                           For              Against          Abstain
                           9,039,813        23,947           13,136

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit 11.1: Statement of computation of earnings per share.

Exhibit 99.1: Certification of CEO pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002.

Exhibit 99.2: Certification of Vice President - Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

None

SIGNATURES

CERTIFICATION

I, Thomas P. Dunne, Chief Executive Officer of SteelCloud, Inc., certify that:

1.       I have reviewed this quarterly report on Form 10-Q of SteelCloud, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 16, 2002
                                         By: /s/ Thomas P. Dunne
                                             ----------------------------------
                                             Thomas P.  Dunne
                                             Chief Executive Officer


EXPLANATORY NOTE REGARDING CERTIFICATIONS: Representation 4, 5 and 6 of the Certifications as set forth in Form 10-Q have been omitted, consistent with the Transition Provisions of SEC Exchange Act Release 34-46427, because this Quarterly Report of Form 10-Q covers a period ending prior to the effective date of Rules 13a-14 and 15d-14.


I, Edward Spear, President of SteelCloud, Inc., certify that:

1.       I have reviewed this quarterly report on Form 10-Q of SteelCloud, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 16, 2002
                                         By: /s/ Edward Spear
                                             ----------------------------------
                                             Edward Spear
                                             President

EXPLANATORY NOTE REGARDING CERTIFICATIONS: Representation 4, 5 and 6 of the Certifications as set forth in Form 10-Q have been omitted, consistent with the Transition Provisions of SEC Exchange Act Release 34-46427, because this Quarterly Report of Form 10-Q covers a period ending prior to the effective date of Rules 13a-14 and 15d-14.


I, Kevin Murphy, Vice President - Finance, of SteelCloud, Inc., certify that:

1.       I have reviewed this quarterly report on Form 10-Q of SteelCloud, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 16, 2002
                                         By: /s/ Kevin Murphy
                                             ----------------------------------
                                             Kevin Murphy
                                             Vice President - Finance


EXPLANATORY NOTE REGARDING CERTIFICATIONS: Representation 4, 5 and 6 of the Certifications as set forth in Form 10-Q have been omitted, consistent with the Transition Provisions of SEC Exchange Act Release 34-46427, because this Quarterly Report of Form 10-Q covers a period ending prior to the effective date of Rules 13a-14 and 15d-14.