Form 10-K
period 2002-10-31
STEELCLOUD  INC
filed 2003-01-29
CIK 1058027

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 2002

                                       or

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ____________ to ________________

                         Commission file number 0-24015

                                STEELCLOUD, INC
             (Exact name of registrant as specified in its charter)


Commonwealth of Virginia                                             54-1890464
------------------------                                             ----------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              Identification No.)

1306 Squire Court
Dulles, Virginia                                                          20166
---------------------------------------                              ----------
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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if there is disclosure of delinquent filers in response to Item 405 of Regulation S-K contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         The aggregate market value of the voting stock held by non-affiliates of the issuer as of January 27, 2003 was $7,594,523.

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

         The number of shares outstanding of the registrant's Common Stock, $.001 par value per share, on January 27, 2003 was 10,045,611.

         Documents incorporated by reference: None

                                 STEELCLOUD, INC
                         2002 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS


                                     PART I                                                              Page Number

Item 1.      Description of Business..................................................................            3
Item 2.      Description of Properties................................................................            7
Item 3.      Legal Proceedings........................................................................            7
Item 4.      Submission of Matters to a Vote of Security Holders......................................            8

                             PART II

Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters....................            8
Item 6.      Selected Financial Data..................................................................           10
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of
             Operations...............................................................................           11
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk...............................           19
Item 8.      Financial Statements and Supplementary Data..............................................           19
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosures..............................................................................           19

                            PART III

Item 10.     Directors and Executive Officers of the Registrant.......................................           20
Item 11.     Executive Compensation...................................................................
Item 12.     Security Ownership of Certain Beneficial Owners and Management...........................
Item 13.     Certain Relationships and Related Transactions...........................................

             (Item 10 - Item 13 information is incorporated by reference from portions of the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A)

Item 14      Controls and Procedures...................................................................           20
Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K...........................           20

Signatures.............................................................................................           22

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

         The Company was incorporated as Dunn Computer Corporation in Virginia on February 26, 1998 in connection with the reorganization of Dunn Computer Corporation, a Delaware Corporation, which was incorporated on April 22, 1997. The Company's operating subsidiary, Dunn Computer Operating Company, was incorporated in Virginia in July 1987. The Company's other subsidiaries are International Data Products (IDP), acquired May 1998, STMS, Inc (STMS), acquired September 1997, and Puerto Rico Industrial Manufacturing Operations Acquisition Corporation (PRIMOA), incorporated in Puerto Rico in May 1998. In October 2002, the Company determined to discontinue PRIMOA and thereby executed a plan to dispose of operations at that facility in fiscal 2003. Accordingly, the operation has been classified as "discontinued" in the financials statements for all years presented.

         On September 25, 2000, the Company began doing business as ("d/b/a") SteelCloud Company. On October 19, 2000, the Company changed its NASDAQ ticker symbol from DNCC and began trading as SCLD. On May 15, 2001, the shareholders of the Company approved the name change of the Company to SteelCloud, Inc. effective on that date. Unless the context otherwise requires, the "Company" or "Dunn Computer Corporation" refers to SteelCloud Inc., its predecessor and its subsidiaries. The principal executive offices are located at 1306 Squire Court, Dulles, Virginia 20166. The Company's main telephone number is (703) 450-0400. Inquiries may also be sent to SteelCloud at info@steelcloud.com for sales and general information or ir@steelcloud.com for investor relations information.

Products and Services

         The Company offers network appliances, infrastructure server products, and consulting services. The Company believes it operates in one segment, information technology.

         Network Server Appliances: SteelCloud partners with leading software and technology companies to create uniquely branded, ready-to-use turnkey network server appliance solutions combining both hardware and software. SteelCloud integrates the partner's software onto a custom designed server platform, running Linux, FreeBSD, or Microsoft NT/2000. This process results in an optimized, tested, and certified appliance, unique to the OEM partner, which is ready to deploy and use when it arrives at the customer site. The company has leveraged its years of experience, developing and managing custom server platforms for mission-critical Department of Defense ("DOD") and security programs, to create a unique methodology for addressing the OEM market. The appliance becomes a "product" of the respective OEM partner, which in turn markets the appliance through their normal distribution channels. For its appliance customers, SteelCloud offers much more than hardware manufacturing. The Company assembles a package of design, support, and logistical services that are custom tailored for each particular software company, thereby augmenting the partner's internal capabilities. In essence, SteelCloud takes responsibility for those tasks necessary to successfully bring an appliance to market, which are impractical for its software partners to perform.

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

         Infrastructure Products: The Company designs, develops and manufactures specialized custom servers, which are configured with single, dual, or quad Intel Pentium III, IV, or Xeon processors. These servers are designed to give its customers with unique requirements, the highest level of performance, reliability, and manageability available in the market today. The company combines its hardware offerings with specialized software integration and logistics programs to give its custom server customers, unique solutions unavailable from the traditional hardware-only vendors.

The Company believes that its infrastructure/custom server products are best suited to address the high volume needs of the federal government. The Company teams with large federal integrators as its primary channel for delivering its specialized servers.

         Consulting Services: SteelCloud provides an array of consulting services surrounding the technologies addressed by its server appliances. The Company's consulting services include network and security analysis, design and implementation, as well as help desk consulting. These services are primarily delivered in the form of short-term (less than three months) projects. The Company's consulting services are performed for a fixed-fee or on an hourly labor basis at the pre-negotiated price and estimated levels of effort. SteelCloud acts as a value-added reseller for certain software products that are delivered as a part of its consulting services. In some cases, SteelCloud provides its appliance customers with additional technical services that complement their appliance implementation.

         Specific project-based services SteelCloud performs include network analysis, network design, systems implementation, virus protection, network security, software migrations, messaging system migrations and complete help desk implementation and support. SteelCloud maintains expertise in specific areas and technologies rather than general knowledge in many IT (information technology) areas. SteelCloud provides highly skilled professionals and services that leverage our experience for maximum benefit to the client. Project management is the key component of SteelCloud's operational strategy and success in project-based engagements to ensure each project is delivered in accordance with the customer's expectation and the Company's profitability objectives.

         SteelCloud also provides network support services in the form of fixed-rate hourly engineering services. Client contracts range in duration from one month to three years.. Staffing services consist of placing one or more network engineers, user support technicians, or programmers on-site with a client. These professionals perform work as a "virtual" employee for the client and typically work under the direction of the client's management. Hourly rates for staffing engagements are normally lower than for project-based engagements; however, the contracts usually have substantially longer periods of performance. SteelCloud's success in this area is achieved largely due to contract renewals and increasing staffing requirements from existing customers.

Government Contracts

         In fiscal 2002, the Company derived approximately 21% of its revenues from sales of hardware and services to the U.S. Federal Government pursuant to contracts with the General Services Administration (GSA) or other agency-specific contracts.

         GSA Contract. The Company has a multiple award schedule contract with GSA (the "GSA" Contract). The Company's GSA contract was originally awarded in April 1996. It was renewed in fiscal 2002 and is valid through March 31, 2007. The GSA contract enables Government IT purchasers to acquire all of their requirements from a particular vendor and largely limits the competition to selected vendors holding GSA contracts. For fiscal year 2002, the Company's GSA contract had sales of $3.6 million, which accounted for approximately 12% of the Company's revenues.

Commercial Contracts

         In fiscal year 2002, SteelCloud derived approximately 79% of its revenues from sales of hardware and services to the commercial marketplace and state and local government. The Company's commercial customer base consists of several Fortune 500 companies as well as medium-size commercial customers. The Company derived approximately 64% of its revenues from two customers during fiscal 2002. The Company intends to continue to increase its commercial customer base in the upcoming fiscal year. The Company's Appliance Partner program and its own sales and marketing activities are concentrated on expanding the Company's commercial customer base. Strategic partnerships with industry leading companies such as Microsoft, Cisco, Network Associates, and Intel enable the Company to further diversify its product mix and attract high quality customers.

Manufacturing and Production

         SteelCloud's production operations are capable of assembling 100,000 systems per year in its existing Dulles, Virginia facility on a three-shift basis. The Company is currently operating on a single shift basis.


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

         Our principal competitors are general-purpose server manufacturers including Nokia, Sun Microsystems and Dell. We also compete with system integrators such as Avnet and Pioneer Standard Electronics. In addition, we compete with smaller companies such as Network Engines that specialize in building server products and providing some level of integration services.

         Federal Government Market. The emergence of the GSA Schedule, which is a list of pre-approved vendors from which the Government and/or federal agencies may purchase goods and services, as a significant procurement vehicle has enabled traditional mass-market commercial computer companies to be more responsive to government requirements and become more competitive with the Company in the Federal Government Market. The Company believes that the Government's selection criteria for vendor selection consist of price, quality, familiarity with the vendor, and size and financial capability of the vendor. The government has increased the amount of information technology products acquired through the GSA Schedule. Because the company primarily targets custom computer procurements, it rarely competes with national commercial computer manufacturers such as Dell Computer Corporation and Hewlett-Packard in the federal market.

         Commercial Market. The information technology industry is highly competitive. Pricing is very aggressive in the industry and the Company expects pricing pressures to continue. The industry is also characterized by rapid changes in technology and customer preferences, short product life cycles and evolving industry standards.

The commercial market for the Company's IT products and services is a highly fragmented market served by thousands of small value-added resellers and specialized manufacturers. These companies typically service a small geographic area and resell national brand computer and/or network hardware. The Company believes its consulting services group can compete effectively in the Washington, DC metropolitan market because it provides engineering services in conjunction with its turnkey server appliances and products from its strategic partners; e.g., Cisco, Microsoft, and Intel. The Company believes that its ability to integrate its server systems with networking products also gives its consulting services group a competitive advantage.

         In the OEM server appliance market, the principal elements of competition are product reliability, quality, customization, price, customer service, technical support, value-added services, and product availability. There can be no assurance that the Company will, in the future, be able to compete effectively against existing and future competitors.

         Marketing. The Company markets its products and services to software manufacturers, their channel partners, select commercial accounts, and the federal government. The Company uses an in-house sales force and program managers to market its products and services. SteelCloud markets its products and services worldwide, either directly through its own sales personnel, or through the marketing organizations of its appliance partners. The Company believes that marketing is important for all of its target markets, although less so in its OEM appliance business because its success relies on the OEM partner's sales and marketing capabilities.

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

         The Company uses electronic commerce technologies in its marketing efforts and believes that its customers will continue to expand and utilize these technologies. The Internet is being used by customers to advertise opportunities and to reference vendor information. The Company maintains a web site on the Internet referencing its GSA catalogue and product offerings. The Company is capable of accepting sales and processing payments over the Internet.


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

Employees

         As of October 31, 2002, the Company had 78 employees. Of this total, 4 were employed in an executive capacity, 10 in sales and marketing, 15 in administrative capacities, 22 in technical and/or services and 27 in operations. As of January 20, 2003, the Company had 76 employees. None of SteelCloud's employees are covered by a collective bargaining agreement. SteelCloud considers its relationships with its employees to be good.

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

ITEM 2.     DESCRIPTION OF PROPERTY

         The Company leases approximately 35,000 square feet at its facility in Dulles, Virginia, which is used as its principal executive offices, for manufacturing and administrative services. Pursuant to the lease, which expires in February 2005, the Company pays approximately $27,000 per month in rent. The Company also leases 4,800 square feet of warehouse space at an off-site location in Dulles, Virginia at a rate of $4,015 per month. This warehouse is primarily used to store and maintain certain inventory and files at a secure off-site location.

In addition, the Company opened sales offices in California and Massachusetts in fiscal 2002. The Company does not lease any space for these offices since its salespersons are based out of their respective residences.

ITEM 3.     LEGAL PROCEEDINGS

         On July 31, 1998, the Company received notice from the SBA that it was denying the request of the U.S. Air Force to waive the requirement to terminate IDP's Desktop V contract for the convenience of the Government upon the change in control of IDP to the Company. The Company appealed the denial of the SBA to the SBA's Office of Hearings and Appeals. On August 31, 1999, the SBA denied the appeal and ruled that the U.S. Air Force must terminate-for-convenience the Desktop V contract. Prior to this ruling by the SBA, the U.S. Air Force determined not to exercise any of the remaining option years under the Desktop V contract on May 1, 1999. In October 1999, the U.S. Air Force issued a termination-for-convenience letter to the Company. Under a termination-for-convenience, the government is required generally to reimburse a contractor for all costs incurred in the performance of the contract. The Company is in the process of attempting to recover from the government a portion or all of unreimbursed costs associated with the Desktop V Contract. No assurances can be given that the Company will be successful in recovering any costs associated with this matter.

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


                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

         Prior to the quotation of the Company's Common Stock beginning on April 22, 1997, there was no established trading market for the Company's common stock. The Company's Common Stock is listed on The Nasdaq Stock Market, Inc.'s National Market System. The Company changed its symbol from "DNCC" to "SCLD" on October 19, 2000. The following table sets forth the high and low selling prices as reported by The Nasdaq National Market System for each fiscal quarter during the fiscal years ended October 31, 2002 and 2001, as well as for the first quarter of fiscal 2003 through January 27, 2003. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                  Fiscal 2001
                                                High        Low
                                             -----------------------

First Quarter..............................    $1.38      $0.69
Second Quarter.............................    $1.25      $0.50
Third Quarter..............................    $0.75      $0.45
Fourth Quarter.............................    $1.05      $0.62

                                                  Fiscal 2002
                                                High        Low
                                             -----------------------

First Quarter..............................    $3.89      $0.78
Second Quarter.............................    $3.34      $2.32
Third Quarter..............................    $3.50      $1.62
Fourth Quarter.............................    $2.15      $0.87

                                                  Fiscal 2003
                                                High        Low
                                             -----------------------

First Quarter (through January 27, 2003)...    $1.40      $1.01

         On January 27, 2003 the closing price of the Company's Common Stock as reported on The Nasdaq National Market was $1.02 per share. There were approximately 5,100 shareholders of the Common Stock of the Company as of such date.

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

         In March 2000, the Company sold 3,000 shares of its Series A Convertible Preferred Stock to one investor. In connection with the sale, the Company received an aggregate of $3,000,000. The shares of preferred stock were sold in reliance upon the exemption from registration provided by Regulation D Rule 506 of the Securities Act of 1933, as amended. In August 2001, the Company redeemed 2,620 shares of the Series A Convertible Preferred Stock which represented all of the then outstanding Preferred Stock.

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

ITEM 6. SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA
                      (In thousands, except per share data)

         The following selected consolidated financial data of SteelCloud should be read in conjunction with the consolidated financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations". The consolidated statement of operations data set forth below with respect to the fiscal years ended October 31, 2000, 2001 and 2002 and the consolidated balance sheet data as of October 31, 2001 and 2002 is derived from and is referenced to the audited consolidated financial statements of SteelCloud included elsewhere in this Annual Report on Form 10-K. The consolidated statement of income data set forth below with respect to the fiscal years ended October 31, 1998 and 1999 and the consolidated balance sheet data as of October 31, 1998, 1999 and 2000 is derived from audited consolidated financial statements of SteelCloud not included in this annual report.

                                                                                    Year ended October 31,
                                                                      1998(1)       1999        2000        2001       2002
                                                                      -------       ----        ----        ----       ----
Consolidated Statement of Operations Data: (2)
Net revenues ......................................................   $ 52,011    $ 28,749    $ 22,509    $ 25,791    $ 29,157
Costs of revenues .................................................     41,420      23,021      17,481      19,407      22,163
Gross profit ......................................................     10,590       5,729       5,028       6,384       6,994
Selling, general and administrative, and amortization .............      8,528      36,062       5,510       5,075       6,481
Income (loss) from operations .....................................      2,062     (30,333)       (482)      1,309         513
Other (expense) income, net .......................................       (286)     (2,908)       (123)       (184)       (222)
Income (loss) from continuing operations before income taxes and
  extraordinary gain ..............................................      1,776     (33,241)       (606)      1,125         291
Provision for (benefit from) income taxes .........................        686        (559)         65         102        (280)
Income (loss) before extraordinary gain and discontinued operations      1,090     (32,683)       (671)      1,023         571
Extraordinary gain ................................................       --          --           750        --          --
Cumulative effect of change in accounting principle ...............       --          --          --          (576)       --
Preferred stock dividends .........................................       --          --          (625)       (112)       --
Increase to income available to common stockholders from
  repurchase of preferred stock ...................................       --          --          --           721        --
Net income (loss) from discontinued operations ....................       (110)       (924)        721          (9)     (1,686)
Net income (loss) available to common stockholders ................   $    980    $(33,607)   $    176    $  1,047    $ (1,115)
Basic earnings (loss) per share (1) ...............................   $   0.14    $  (3.57)   $   0.02    $   0.10    $  (0.11)
Earning (loss) per share assuming dilution (1) ....................   $   0.13    $  (3.57)   $   0.02    $   0.08    $  (0.10)
Weighted average shares outstanding (1) ...........................      7,231       9,404       9,581      10,111       9,948
Weighted average shares outstanding assuming dilution (1) .........      7,492       9,404       9,581      12,463      10,812
Pro forma basic earnings (loss) per share assuming the accounting
  change is applied retroactively .................................   $   0.14    $  (3.57)   $  (0.04)   $   0.16    $  (0.11)
Pro forma earnings (loss) per share assuming the accounting change
  is applied retroactively, assuming dilution .....................   $   0.13    $  (3.57)   $  (0.04)   $   0.08    $  (0.10)

                                                                                               At October 31,
                                                                          1998        1999        2000        2001        2002
                                                                      --------    --------    --------    --------    --------
Consolidated Balance Sheet Data: (2)
Working capital (deficit) .........................................   $  5,773    $ (1,239)   $  5,839    $  7,349    $  3,856
Total assets ......................................................     62,965      22,287      23,005      17,134      17,633
Long-term debt ....................................................         51       2,845       2,598       3,837          60
Total liabilities .................................................     24,592      17,470      14,149       9,736      10,876
Stockholders' equity ..............................................     38,373       4,817       8,856       7,398       6,757

--------

(1)      Includes the activity of IDP from May 1, 1998 (date of acquisition).

(2) The selected financial data for each year presented has been restated to reflect the Company's PRIMO operations as a discontinued operation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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


FISCAL 2002

Discontinued Operations

The Company continually evaluates its operating facilities with regard to its long-term strategic goals established by management and the Board of Directors. Operating facilities, which are not expected to contribute to the Company's future operations are either closed or sold. In October 2002, management, with the approval of the Board of Directors, determined that its Puerto Rico Industrial Manufacturing Operation ("PRIMO") would no longer contribute to future operations and therefore adopted a plan to dispose of that operation effective on that date. The plan estimates that disposal will be complete within 90 to 120 days from October 31, 2002. Accordingly, the Company has reflected PRIMO as discontinued operations in the current financial statements. As a result, prior year amounts have been reclassified to segregate the continuing operations from the discontinued operations. The Company is pursuing a sale of the PRIMO business. However, if the suitable buyer is not found in the foreseeable future, management may chose to shut down the PRIMO operations. The loss associated with the discontinued operation was approximately $1.6 million. The Company believes that given the current environment of that market, discontinuing the operation was the best alternative. Losses from the PRIMO operation during the period prior to disposal are not expected to be material.

Significant Contract

In January 2002, the Company was awarded several contracts by Lockheed Martin valued at more than $10.5 million for customized servers. The Company commenced work under the contracts in March 2002 and is expected to complete the contracts by July 2003. As of October 31, 2002, the Company recognized revenue of approximately $2.5 million under these contracts. In addition, the Company had assembled but not shipped approximately $1.8 million of products under this contract. Pursuant to the contract, the customer was billed for this product, however, the Company has deferred revenue recognition at October 31, 2002 pending delivery.

The Company's supply agreement with one of its significant customers, Network Associates, expired on December 31, 2002. The Company is currently discussing the renewal of such agreements with this customer. No assurances can be given that such discussions will result in future agreements from this customer. Net revenues relating to this agreement were $15 million and $10 million for October 31, 2001 and 2002, respectively.

Settlement of Licensing Claim

In November 1998, International Data Products, Inc. (IDP), a wholly-owned subsidiary of the Company, entered into a Government Integrator Agreement, as amended, with Microsoft Corporation (Microsoft) for the licensing of certain Microsoft software. On October 31, 2000, Microsoft filed suit against the Company, and its subsidiary IDP, for breach of contract in the amount of approximately $1.3 million. In response to that suit, the Company submitted a motion to dismiss the case and filed a counterclaim of fraud on behalf of IDP in the amount of $500,000. In March 2002, the Company and Microsoft agreed to settle the dispute. Pursuant to the settlement, the Company and Microsoft exchanged mutual full releases and the Company agreed to pay Microsoft approximately $315,000. In accordance with the settlement, the Company paid approximately $75,000 in cash and executed a two-year promissory note for the balance of $240,000, maturing in May 2004 and bearing interest at the prime rate. This will not have an impact on the Company's current operations as this contingency had been previously accrued in the Company's consolidated financial statements.

Sales Office Expansion

In December 2001 and March 2002, the Company established sales offices in California and Boston, respectively, in order to meet the Company's growing demands. These new office locations allow SteelCloud to expand its customer base and to develop and deploy new products for its customers to promote future revenue growth.

Impairment of Goodwill and Other Assets

In fiscal 2002, the Company evaluated its acquired goodwill for possible permanent impairment. Upon completion of the examination, the Company recorded an impairment charge of approximately $132,000 related to its remaining goodwill acquired in the purchase of International Data Products ("IDP"). In addition, the Company recorded an impairment charge of approximately $165,000 related to its goodwill acquired in the purchase of Puerto Rico Industrial Manufacturing Operations ("PRIMO").

During fiscal 2002, the Company became aware of factors that indicated its investment in Worldwide Internet Solutions Network, Inc. ("WIZnet") was permanently impaired. Accordingly, the Company recorded a $150,000 charge to reduce the investment value in WIZnet to $0.

All of these charges are recorded in the Company results for the year ended October 31, 2002.

Fiscal 1999 Termination of a Significant Contract

On July 31, 1998, the Company received notice from the SBA that it was denying the request of the U.S. Air Force to waive the requirement to terminate IDP's Desktop V contract for the convenience of the Government upon the change in control of IDP to the Company. The Company appealed the denial of the SBA to the SBA's Office of Hearings and Appeals. On August 31, 1999, the SBA denied the appeal and ruled that the U.S. Air Force must terminate-for-convenience the Desktop V contract. On May 1, 1999, prior to the SBA ruling, the U.S. Air Force determined not to exercise any of the remaining option years under the Desktop V contract and terminated the contract for all participating vendors. Initially awarded to IDP, the Desktop V contract was the Company's largest contract. Management believed at the date of the IDP acquisition, the contract would be renewed by the government through fiscal year 2003 and would generate over $100 million in revenues during that period. As a result of the termination of this contract, the recoverability of the Company's goodwill associated with the IDP acquisition was significantly impaired. Accordingly, management recorded an impairment charge of approximately $21 million during fiscal 1999.

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

For technology support services under time and material contracts, the Company recognizes revenue as services are provided based on contracted rates and materials are delivered.

Impairment of Goodwill and Other Assets

We periodically evaluate acquired businesses for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations. As previously mentioned, the Company recorded impairment charges of approximately $297,000 in fiscal 2002 related to its goodwill and other assets.

Accounting for Income Taxes

The Company accounts for income taxes using the liability method. In doing so, the future tax consequences of temporary differences and net operating losses result in deferred tax assets and liabilities, subject to a valuation allowance against deferred tax assets when realization is uncertain. As of October 31, 2002, the Company has recorded a valuation allowance of approximately $4.0 million against the total deferred tax asset of $4.4 million, based upon its evaluation of future estimates of taxable income. The Company's evaluation included consideration of historical earnings (excluding non-recurring charges) as well as projected near-term earnings based on its backlog, customer relationships and operating environment.


Results of Operations

The following table sets forth for the fiscal years ended October 31, 1998, 1999, 2000, 2001 and 2002, certain income and expense items of SteelCloud as a percentage of net revenues.


                                                         1998       1999        2000       2001       2002
                                                      --------------------------------------------------------

Net revenues.........................................    100.00%     100.00%    100.00%    100.00%    100.00%
Costs of revenues....................................     79.64%      80.08%     77.66%     75.25%     76.01%
Gross profit.........................................     20.36%      19.93%     22.34%     24.75%     23.99%
Selling, general and administrative and amortization.     16.40%     125.43%     24.48%     19.68%     22.23%
Income (loss) from operations........................      3.96%   (105.51)%    (2.14)%      5.08%      1.76%
Other (expense) income...............................    (0.55)%    (10.12)%    (0.55)%    (0.71)%    (0.76)%
Income (loss) before income taxes....................      3.41%   (115.62)%    (2.69)%      4.36%      1.00%
Provision for (benefit from) income taxes............      1.32%     (1.94)%      0.29%      0.40%    (0.96)%
Income (loss) from discontinued operations...........    (0.21%)     (3.21%)      3.20%    (0.03)%    (5.78)%
Net income (loss) to common stockholders.............      1.88%   (116.90)%      0.78%      4.06%    (3.82)%

Fiscal Year Ended October 31, 2002 Compared to Fiscal Year Ended October 31,
2001

Net revenues of SteelCloud for fiscal year ended October 31, 2002 ("fiscal 2002") increased approximately 13% to $29.2 million from $25.8 million for fiscal year ended October 31, 2001 ("fiscal 2001"). The increase was due to the commencement of a significant contract with Lockheed Martin in January 2002. The Company recognized approximately $2.5 million under the $10.5 million contract. The Company anticipates completion of this contract in July 2003; however, the Company is discussing other contracts with this customer, which could result in additional orders. No assurances can be given that such discussions will result in follow-on orders from this customer. As of October 31, 2002, the Company had unearned revenue of approximately $4.5 million, which primarily consisted of goods associated with the Lockheed Martin contract for which the Company has received milestone payments. In addition, the Company experienced growth in its OEM sales, consulting services sales and Federal Government sales in fiscal 2002 as a result of its focus on those markets. During Fiscal 2002, the Company derived approximately 64% of its revenues from two customers.

During fiscal 2002, the Company's revenues from its reselling activities increased to approximately $2.4 million from approximately $2.1 million in fiscal 2001. The increase is a result of the Company's continued partnerships with certain software companies.

Gross profit for fiscal 2002 increased by approximately 10% to approximately $7.0 million from $6.4 million in fiscal 2001. The increase was the result of the Company's revenue growth as both sales and gross profit had double digit increases in fiscal 2002. Gross profit as a percentage of net revenues during the same periods slightly decreased to 24.0% from 24.8%, which was the result of a downward economy and the Company's effort to be more aggressive in its margins. In addition, gross margin in fiscal 2002 was negatively impacted by $526,000 for inventory obsolescence and shrinkage.

Selling and marketing expense significantly increased in fiscal 2002 by 64% to approximately $1.2 million from approximately $725,000 for fiscal 2001. During fiscal 2002, the Company opened regional sales offices in California and Massachusetts in its efforts to expand markets and produce revenue growth. Selling and marketing expense as a percentage of net revenues, increased 1% in fiscal 2002 to 4% from 3% in fiscal 2001.

General and administrative expense for fiscal 2002 increased 21% to $4.8 million from $4.0 million for fiscal 2001. As a percentage of net revenues, general and administrative expense slightly increased to 16% for fiscal 2002 from 15% for fiscal 2001. This increased was a result of the Company's revenue growth in fiscal 2002. In addition, fiscal 2001 general and administrative expenses were significantly reduced as the Company settled certain liabilities for amounts less than previously recorded. Accordingly, all previously recorded accruals were reversed as the result of the settlement, which reduced general and administrative expenses. The Company will continue to manage general and administrative costs relative to its net revenue and gross margin.

In fiscal 2002 the Company recorded an impairment charge of approximately $132,000 related to its remaining goodwill of International Data Products ("IDP") as the Company had determined that it was permanently impaired. The remaining goodwill related to certain contracts, which had matured/expired in fiscal 2002. In addition, the Company recorded an impairment charge of approximately $165,000 related to its goodwill acquired in the purchase of Puerto Rico Industrial Manufacturing Operations ("PRIMO") as that operation was discontinued in October 2002. The impairment charge for PRIMO goodwill was included in discontinued operations.

Other expense, including interest, for fiscal 2002 increased to approximately $222,000 from approximately $184,000 for fiscal 2001. Interest expense, net decreased by approximately 54% to $73,000 in fiscal 2002 from $158,000 in fiscal 2001. This was a result of the Company's significant reduction in its outstanding debt as well as a continual decline in short-term borrowing rates throughout fiscal 2002. In fiscal 2002, the Company recorded a one-time charge of $150,000, to reflect the permanent decline in market value for its investment in WIZnet, a private entity, based on its current year performance.

Net income available to common shareholders decreased approximately 207% in fiscal 2002 to $(1,115,186) from $1,047,041 in fiscal 2001. Included in net income is approximately $279,800 of income tax benefit. The Company currently has approximately $11 million in Net Operating Loss ("NOL") carryforwards, which may be used to offset future income. The $11 million deferred tax asset was fully reserved prior to October 31, 2002. As of October 31, 2002, a deferred tax asset of $400,000 was recognized based on fiscal 2003 estimated taxable income for which it may offset. A portion of the resulting tax benefit associated with the tax deductions relating to stock options exercised was credited to stockholders equity. Approximately $10.6 million of NOLs remain fully reserved as of October 31, 2002. This reserve will be released in future periods as the Company continues to generate taxable income for which the asset will be used to offset.

Fiscal 2001 net income available to common shareholders includes certain one-time and non-recurring increases to income available to common stockholders of $721,816 relating to the Series A Convertible Preferred Stock private placement with Briarcliff Investors LLC, which closed in March 2000 and the redemption of those preferred shares in August 2001 for $2.5 million. Net income available to common shareholders is also comprised of the accumulating 5% dividends on the Series A Convertible Preferred Stock for the period those shares were outstanding.


Fiscal Year Ended October 31, 2001 Compared to Fiscal Year Ended October 31,
2000

Net revenues of SteelCloud for fiscal year ended October 31, 2001 ("fiscal 2001") increased approximately 15% to $25.8 million from $22.5 million for fiscal year ended October 31, 2000 ("fiscal 2000"). The increase was primarily due to Company's growth with their OEM arrangements, consulting services and server appliance sales. The Company began its focus on the OEM and server appliance market in fiscal 2001. During Fiscal 2001, the Company derived approximately 51% of its revenues from three customers.

During fiscal 2001, the Company's revenues from its reselling activities increased to approximately $2.1 million from approximately $176,000 in fiscal 2000. The increase is a result of the Company's partnerships with certain software companies.

Gross profit for fiscal 2001 increased by approximately 27% to $6.4 million from $5.0 million. The increase is the result of the Company's successful efforts in developing and deploying customized server appliances to the commercial marketplace. Gross profit as a percentage of net revenues during the same periods increased to 24.8% from 22.3%.

Selling and marketing expense significantly decreased for fiscal 2001 by 28% to approximately $724,000 from approximately $1.0 million for fiscal 2000. During fiscal 2001, the Company continued to reduce its expensive marketing programs and increased its marketing efforts through the use of cooperative marketing dollars, which contributed to the overall decrease. In addition, the Company's OEM business strategy relies more heavily on combined sales and marketing efforts by the Company and the software and technology partner.

General and administrative expense for fiscal 2001 decreased 4% to approximately $4.0 million from approximately $4.1 million for fiscal 2000. As a percentage of net revenues, general and administrative expense slightly decreased to 15.3% for fiscal 2001 from 18.3% for fiscal 2000. The decrease from fiscal 2000 resulted primarily from the Company's efforts to manage general and administrative costs relative to its net revenue and gross margin.

Other expense, including interest, for fiscal 2001 increased to approximately $184,000 from approximately $124,000 for fiscal 2000. This was the result a continual decrease in the short-term borrowing rates throughout fiscal 2001 offset by gains of $228,000 recognized on the sale of assets.

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

Net income available to common shareholders includes certain one-time and non-recurring increases to income available to common stockholders of $721,816 relating to the Series A Convertible Preferred Stock private placement with Briarcliff Investors LLC, which closed in March 2000 and the redemption of those preferred shares in August 2001 for $2.5 million. Net income available to common shareholders is also comprised of the accumulating 5% dividends on the Series A Convertible Preferred Stock for the period those shares were outstanding. For fiscal 2000, dividends to preferred stockholders included a non-cash deemed dividend of $529,411 for the beneficial conversion feature discount associated with the private placement of the preferred stock and $95,417 for the 5% dividend on the convertible preferred stock for the period those shares were outstanding. Net income available to common shareholders increased approximately 495% to $1,047,041 in fiscal 2001 from $175,837 in fiscal 2000. The increase is attributable to the growth in gross margins, which resulted from the Company moving away from its low margin legacy business and increasing its focus on the customized server appliance market. In addition, the Company has managed its selling, general and administrative costs relative to its net revenues and gross margin thereby increasing net income in fiscal 2001.

Liquidity and Capital Resources

In fiscal 2002, the Company generated approximately $5.6 million in cash flow from continuing operations. The Company generated cash from the collection of income tax receivables of approximately $1.3 million and the increase in its cash collected relating to unearned revenue of approximately $4.3 million. The cash generated was used to reduce accounts payable by approximately $454,000, accrued expenses by approximately $53,000 and payment of contract costs incurred but not recognized of approximately $2.0 million. The Company generally attempts to structure its customer sales and collection terms to minimize its dependency on outside financing of accounts receivable and material purchases. The Company's investing activities consisted of the purchases of approximately $704,000 for property and equipment, primarily for lease transactions with its customers.

The Company's financing activities during fiscal 2002 were provided by the Company's bank line of credit with First Union/Wachovia Bank. The line of credit expires on March 31, 2003 and currently bears interest at the lower of (a) prime or (b) the LIBOR Market Index Rate plus two and one-half percent. As of December 31, 2002, the Company had an outstanding balance on the line of credit of approximately $0 and available borrowing capacity of approximately $2.8 million. For the quarter ended October 31, 2002, the Company was not in compliance with one of its financial covenants. On January 21, 2002, the Company's bank issued a waiver to allow the Company to continue borrowing as needed on its line of credit.

In February 2002, the Company executed a promissory note in conjunction with their line of credit in the amount of $725,000. The note bears interest at the lower of (a) the Lender's Prime Rate per annum or (b) the LIBOR Market Index Rate plus 2.5% and matures in July 5, 2003. The Company makes monthly principal payments of approximately $43,000. The outstanding balance on the promissory note at December 31, 2002 was approximately $299,000.

In fiscal 2002, the Company received proceeds from the exercise of stock options of approximately $273,000. Approximately 228,000 shares of common stock were issued upon the exercise of these stock options. The Company recorded $119,000 of income tax expense associated with the benefit received for the stock option exercises.

In fiscal 1999, SteelCloud's subsidiary, IDP, had borrowing agreements with Deutsche Financial Services (DFS) for an aggregate of $25 million. The outstanding balance as of October 31, 1999 was approximately $4.7 million. In fiscal 2000, the Company executed an agreement terminating the borrowing arrangement whereby $3.25 million was repaid to DFS prior to December 31, 1999. Of the remaining outstanding balance, approximately $832,000 was converted to a 24-month note accruing interest at the prime rate and $750,000 was forgiven by DFS. The Company recorded the $750,000 as an extraordinary gain on the early extinguishment of debt in fiscal 2000.

As of October 31, 2002, the Company had working capital of approximately $3.9 million. The Company believes the bank facility, together with cash on hand, projected cash generated from operations and income tax refunds due will provide sufficient financial resources to finance the current operations of the Company through fiscal 2003.

The Company has obligations under its operating lease commitments of approximately $578,000 for fiscal 2003. In addition, the Company will receive approximately $328,000 in rental income, which will be used to offset its lease commitments.

From time to time, the Company may pursue strategic acquisitions or mergers which may require significant additional capital. In such event, the Company may seek additional financing of debt and/or equity.

OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations and Commercial Commitments

The Company's significant contractual obligations as of October 31, 2002 are for debt and operating leases. Debt by year of maturity and future rental payments under operating lease agreements are presented below. As of October 31, 2002, the Company does not have an outstanding balance on its line of credit and does not have any purchase obligations. The Company has not engaged in off-balance sheet financing, commodity contract trading or significant related party transactions.


--------------------------- ------------ ------------ ----------- ---------- ---------
Contractual Obligations                       Payments Due by Period
--------------------------- ------------ ------------ ----------- ---------- ---------
                              Total      Less than 1  1-3 years   4-5 years  After 5
                                            year                              years
--------------------------- ------------ ------------ ----------- ---------- ---------
Notes payable - current      $  503,824    $ 503,824           -          -         -
Notes payable - long term        60,000            -      60,000          -         -
Operating lease               1,033,365      578,263     455,102          -         -
--------------------------- ------------ ------------ ----------- ---------- ---------

The Company will receive $327,947 in aggregate sublease income through fiscal 2003.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to fluctuations in interest rates on its debt. Increase in prevailing interest rates could increase the Company's interest payment obligations relating to variable rate debt. For example, a 100 basis point increase in interest rates would increase annual interest expense by $38,000.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements of SteelCloud, Inc.

                                                                    Page
                                                                    -----
Report of Grant Thornton LLP, Independent Auditors..............     F-1
Report of Ernst & Young LLP, Independent Auditors...............     F-2
Consolidated Balance Sheets.....................................     F-3
Consolidated Statements of Operations...........................     F-4
Consolidated Statements of Stockholders' Equity.................     F-5
Consolidated Statements of Cash Flows...........................     F-6
Notes to the Consolidated Financial Statements..................     F-7



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL ISSUES

On October 10, 2002, SteelCloud, Inc. (the "Company") dismissed Ernst & Young LLP ("E&Y") as its independent certified public accountants. During the fiscal years ended October 31, 2001 and 2000 the reports by Ernst & Young LLP on the financial statements of the Company did not contain an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles. During the Company's two most recent fiscal years and subsequent period up to October 10, 2002, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement, other than the matter discussed below.

As discussed on the Company's quarterly financial conference call held on June 6, 2002, during the quarter ended April 30, 2002, the Company and Ernst & Young LLP had a difference of opinion with respect to revenue recognition relating to a contractual arrangement between the Company and one of its customers for the delivery of assembled computer units. The arrangement provides the customer with the ability to order and pay for certain components to be included in the units prior to delivery of the completed units. Ernst & Young LLP concluded that the payments received from the customer relating to such components should be deferred and recognized as revenue concurrent with the delivery of the completed units as delivery of the components had not yet occurred, and there remained services to be rendered and obligations to be satisfied. Ernst & Young LLP discussed this matter with members of the Audit Committee and members of the Board of Directors. After management discussed Ernst & Young LLP's opinion with members of the Company's Audit Committee, the Company accepted Ernst & Young LLP's opinion and adopted the accounting treatment suggested by Ernst & Young LLP with respect to revenue recognition in connection with this matter and does not continue to have a difference of opinion with Ernst & Young with respect to this matter.

On October 11, 2002, upon receipt of approval of the Audit Committee of the Company's Board of Directors, the Company engaged Grant Thornton LLP to serve as the Company's independent certified public accountants. During the Company's two most recent fiscal years, and during any subsequent period through October 11, 2002, the Company did not consult with Grant Thornton LLP on any accounting or auditing issues.

         The Company has authorized Ernst & Young LLP to respond fully to any inquiries of Grant Thornton LLP concerning the subject matter discussed above.

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

ITEM 14. Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report

1.       Financial Statements
         SteelCloud, Inc.
         Report of Grant Thornton LLP, Independent Auditors
         Report of Ernst & Young LLP, Independent Auditors Consolidated Balance Sheets as of October 31, 2001 and 2002 Consolidated Statements of Operations for the three years ended October 31, 2002
         Consolidated Statements of Stockholders' Equity for the three years ended October 31, 2002
         Consolidated Statements of Cash Flows for the three years
           ended October 31, 2002
         Notes to Consolidated Financial Statements

2.       Financial Statement Schedules
         Schedule II Valuation and Qualifying Accounts

         Statements not listed above have been omitted because they are not applicable or the information required to be set forth therein is included in the Consolidated Financial Statements or the notes thereto under Item 8.

3. Exhibits.

  Exhibit
   Number            Description
----------           ------------

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

10.22       Employee Stock Purchase Plan.

10.25 Termination agreement, Promissory Note, dated December 29, 1999 by and between Dunn and Deutsche Financial Services.

10.26 Loan and Security Agreement, dated May 27, 1999 by and between Dunn and First Union Commercial Corporation.

10.27 Modification Agreement dated February 11, 2000 by and between Dunn and First Union National Bank.

10.29 Modification Agreement dated January 18, 2002 by and between SteelCloud, Inc. and First Union National Bank.

*11.1       Statement of Computation of Earnings Per Share.

*21.1       List of Subsidiaries.

*23.1       Consent of Grant Thornton LLP, Independent Auditors.

*23.2       Consent of Ernst & Young LLP, Independent Auditors.

*99.1 Certification of CEO pursuant to section 906 of the Sarbanes - Oxley Act of 2002

*99.2 Certification of CFO pursuant to section 906 of the Sarbanes - Oxley Act of 2002

-----------

*        Filed herewith

(b) Reports on Form 8-K

         On October 17, 2002, the Company filed a report on Form 8-K pursuant to
         Item 4 change in Registrants Certifying Accountants.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              STEELCLOUD, INC.
Date: January 29, 2003                        By:

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



           Name                                          Title                              Date
           ----                                          -----                              ----


      /s/ Thomas P. Dunne
---------------------------------
         Thomas P. Dunne             Chief Executive Officer and Director            January /29/, 2003

     /s/ Edward Spear
---------------------------------
       Edward Spear                  President, Chief Operating Officer and          January /29/, 2003
                                     Director

     /s/ Kevin Murphy
---------------------------------
       Kevin Murphy                  Vice President, Finance                         January /29/, 2003


---------------------------------
VADM E. A. Burkhalter USN (Ret.)     Director                                        January /29/, 2003


---------------------------------
        James Bruno                  Director                                        January /29/, 2003

      /s/ Jay Kaplowitz
---------------------------------
        Jay Kaplowitz                Director                                        January /29/, 2003

    /s/ Benjamin Kreiger
---------------------------------
        Benjamin Kreiger             Director                                        January /29/, 2003

       /s/ Richard Prins
---------------------------------
          Richard Prins              Director                                        January /29/, 2003


                    CERTIFICATION BY THOMAS DUNNE PURSUANT TO
                       SECURITIES EXCHANGE ACT RULE 13A-14

I, Thomas Dunne, certify that:

1. I have reviewed this annual report on Form 10-K of SteelCloud;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: January 29, 2003
      ------------------------

                                          /s/ Thomas P. Dunne
                                          -----------------------------------
                                          Chief Executive Officer and Director

                    CERTIFICATION BY EDWARD SPEAR PURSUANT TO
                       SECURITIES EXCHANGE ACT RULE 13A-14

I, Edward Spear, certify that:

1. I have reviewed this annual report on Form 10-K of SteelCloud;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 29, 2003
      ------------------------

                                          /s/ Edward Spear
                                          -----------------------------------
                                          President, Chief Operating Officer
                                          and Director

                    CERTIFICATION BY KEVIN MURPHY PURSUANT TO
                       SECURITIES EXCHANGE ACT RULE 13A-14

I, Kevin Murphy, certify that:

1. I have reviewed this annual report on Form 10-K of SteelCloud;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 29, 2003
      ------------------------

                                          /s/ Kevin Murphy
                                          -----------------------------------
                                          Vice President, Finance

                          Index to Financial Statements



SteelCloud, Inc (a Virginia Corporation)
Report of Grant Thornton LLP, Independent Auditors.........................................................     F-1
Report of Ernst & Young LLP, Independent Auditors..........................................................     F-2
Consolidated Balance Sheets as of October 31, 2001 and 2002................................................     F-3
Consolidated Statements of Operations for the three years ended October 31, 2002...........................     F-4
Consolidated Statements of Stockholders' Equity for the three years ended October 31, 2002.................     F-5
Consolidated Statements of Cash Flows for the three years ended October 31, 2002...........................     F-6
Notes to Consolidated Financial Statements.................................................................     F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
SteelCloud, Inc.

We have audited the accompanying consolidated balance sheet of SteelCloud, Inc. as of October 31, 2002, and the related consolidated statement of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SteelCloud, Inc. as of October 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As described in Note 3, the financial statements have been restated to reflect discontinued operations. We audited the adjustments described in Note 3 that were applied to restate the 2000 and 2001 financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2000 and 2001 financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2000 and 2001 financial statements taken as a whole.


/s/ Grant Thornton LLP

Vienna, VA
January 14, 2003

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


Board of Directors
SteelCloud, Inc.

         We have audited the accompanying consolidated balance sheet of SteelCloud, Inc. (a Virginia Corporation) as of October 31, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended October 31, 2001 prior to restatement for the discontinued operations described in Note 3. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SteelCloud, Inc. as of October 31, 2001, and the consolidated results of its operations and its cash flows for each of the two years in the period ended October 31, 2001, in conformity with accounting principles generally accepted in the United States.

         As discussed in Note 2 of the Notes to the Consolidated Financial Statements, in 2001 the Company changed its method of accounting for convertible securities with beneficial conversion features.


                                                           /s/ ERNST & YOUNG LLP

December 21, 2001
McLean, Virginia

                                STEELCLOUD, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                            OCTOBER 31,
                                                                   ----------------------------
                                                                       2001                  2002
                                                                   ------------    ------------
ASSETS
Current assets:
   Cash and cash equivalents ...................................   $    282,318    $    751,323
     Accounts receivable, net of allowance
     for doubtful accounts of $100,000 and
     $293,000 as of October 31, 2001 and 2002 respectively .....      5,657,093       6,082,340
   Inventory, net of reserves of $1,087,906 and $1,038,020 as of
     October 31, 2001 and 2002, respectively ...................      4,298,270       4,180,812
   Deferred tax asset ..........................................           --           400,000
   Income tax receivable .......................................      1,400,424          55,392
   Prepaid expenses and other current assets ...................        153,998         208,892
   Deferred contract costs .....................................           --         2,039,339
   Assets held for sale ........................................      1,456,785         953,320
                                                                   ------------    ------------
Total current assets ...........................................     13,248,888      14,671,418

Property and equipment, net ....................................        266,381         304,081
Equipment on lease, net ........................................        597,202         574,272
Goodwill and other intangible assets, net ......................      2,770,572       1,778,059
Investments ....................................................        150,000            --
Other assets ...................................................        101,504         304,922
                                                                   ------------    ------------
Total assets ...................................................   $ 17,134,547    $ 17,632,752
                                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ............................................   $  3,166,421    $  3,620,580
   Accrued expenses ............................................      1,728,815       1,542,277
   Notes payable, current portion ..............................        114,564         503,823
   Liabilities held for sale ...................................        676,208         641,145
   Unearned revenue ............................................        213,385       4,507,859
                                                                   ------------    ------------
Total current liabilities ......................................      5,899,393      10,815,684

Notes payable, long-term portion ...............................           --            60,000
Line of credit, long term ......................................      3,836,754            --

Stockholders' equity:
Common stock, $.001 par value; 50,000,000 shares
  authorized, 10,214,545 and 10,447,611 shares
  issued  and outstanding at October 31, 2001
  and 2002, respectively .......................................         10,215          10,448
Additional paid-in capital .....................................     39,079,397      39,553,017
Treasury stock, 400,000 shares at October 31, 2001
  and 2002, respectively .......................................     (3,432,500)     (3,432,500)
Accumulated deficit ............................................    (28,258,712)    (29,373,897)
                                                                   ------------    ------------
Total stockholders' equity .....................................      7,398,400       6,757,068
                                                                   ------------    ------------
Total liabilities and stockholders' equity .....................   $ 17,134,547    $ 17,632,752
                                                                   ============    ============


                             See accompanying notes.

                                STEELCLOUD, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEARS ENDED OCTOBER 31,
                                                         --------------------------------------------
                                                             2000            2001            2002
                                                         ------------    ------------    ------------
Net revenues .........................................   $ 22,508,713    $ 25,791,082    $ 29,157,368
Costs of revenues ....................................     17,480,750      19,406,836      22,163,435
                                                         ------------    ------------    ------------
Gross profit .........................................      5,027,963       6,384,246       6,993,933

Selling and marketing ................................      1,002,620         724,337       1,184,406
General and administrative ...........................      4,113,134       3,956,293       4,769,552
Impairment of goodwill ...............................           --              --           132,644
Amortization of goodwill .............................        394,216         394,216         394,216
                                                         ------------    ------------    ------------

(Loss) income from operations ........................       (482,007)      1,309,400         513,115

Other income (expense):
   Interest income ...................................         34,276          87,961           5,525
   Interest expense ..................................       (479,305)       (245,532)        (78,734)
   Gain on sale of assets ............................        228,062            --              --
   Other, net ........................................         93,354         (26,396)       (149,183)
                                                         ------------    ------------    ------------
(Loss) income from continuing
  operations before income tax .......................       (605,620)      1,125,433         290,723


Provision for (benefit from) income taxes ............         65,000         102,276        (279,800)
                                                         ------------    ------------    ------------
(Loss) income from continuing operations .............       (670,620)      1,023,157         570,523
Gain (loss) from discontinued operations, net of tax .        721,285          (9,431)     (1,685,708)
                                                         ------------    ------------    ------------
Income (loss) before extraordinary gain and cumulative
  effect of accounting change ........................   $     50,665    $  1,013,726   $  (1,115,185)
Extraordinary gain - early extinguishment of debt ....        750,000            --              --
Cumulative effect of change in accounting principle ..           --          (576,001)           --
                                                         ------------    ------------    ------------
Net income (loss) ....................................   $    800,665    $    437,725   $  (1,115,185)

Dividends to preferred stockholders ..................       (624,828)       (112,500)           --

Increase to income available to common stockholders
     from repurchase of preferred stock ..............           --           721,816            --
                                                         ------------    ------------    ------------
Net (loss) income available to common stockholders ...   $    175,837    $  1,047,041    $ (1,115,185)
                                                         ============    ============    ============

Earnings (loss) per share, basic
Earnings (loss) from continuing operations ...........   $      (0.14)   $       0.10    $       0.06
Discontinued operations ..............................           0.08            --             (0.17)

Extraordinary gain ...................................           0.08            --              --
                                                         ------------    ------------    ------------
Net earnings (loss) per share ........................   $       0.02    $       0.10    $      (0.11)
                                                         ============    ============    ============

Earnings (loss) per share, fully diluted
Earnings (loss) from continuing operations ...........   $      (0.14)   $       0.08    $       0.05
Discontinued operations ..............................           0.08            --             (0.15)
Extraordinary gain ...................................           0.08            --              --
                                                         ------------    ------------    ------------
Net earnings (loss) per share ........................   $       0.02    $       0.08    $      (0.10)
                                                         ============    ============    ============

Pro forma amounts assuming the
accounting change is applied retroactively:
Net income (loss) to common stockholders .............   $   (400,164)   $  1,623,042    $ (1,115,185)
                                                         ============    ============    ============
Net earnings (loss) per share, basic .................   $      (0.04)   $       0.16    $      (0.11)
                                                         ============    ============    ============
Net earnings (loss) per share, fully diluted .........   $      (0.04)   $       0.08    $      (0.10)
                                                         ============    ============    ============

                             See accompanying notes.

                                STEELCLOUD, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                              Retained
                                                                 Additional                   Earnings
                         Preferred Stock       Common Stock        Paid-In      Treasury    (Accumulated
                         Shares    Amount    Shares    Amount      Capital        Stock        Deficit)       Total
                       ----------  ------   -------    ------     ----------   ---------    ------------      ------
Balance at
October 31, 1999 .....                      9,419,509   9,420    37,721,749     (3,432,500)   (29,481,590)     4,817,079

Issuance of Common
Stock in connection
with exercise of
employee incentive
stock option plan ....      --         --       4,900        5       15,308            --             --          15,313

Issuance of Series A
Convertible
Preferred Stock ......     3,000        3          --       --     2,716,711           --             --        2,716,714

Issuance of
Common Stock .........      --         --     225,000       225      597,420           --             --          597,645

Paid in Capital and
Deemed Dividend on
Preferred Stock ......      --         --          --        --      529,411           --         (529,411)          --

Conversion of
Series A
Convertible
Preferred Stock ......      (150)      --     153,150       153        (153)           --                            --

Conversion of
Preferred Stock
dividends to
shares of
Common Stock .........      --         --       4,403         4        4,398           --             --            4,402

Dividend Declared
on Series A
Convertible
Preferred Stock ......                                                                              (95,417)       (95,417)

Net Income ...........      --         --         --         --          --            --            800,665        800,665
                        -----------------------------------------------------------------------------------------------------

Balance at
October 31, 2000 .....     2,850        3   9,806,962        9,807    41,584,844    (3,432,500)   (29,305,753)     8,856,401

Conversion of
Series A
Convertible
Preferred Stock ......      (230)      --     390,267          391          (391)          --             --             --

Conversion of
Preferred Stock
dividends to
shares of
Common Stock .........      --         --      17,316           17        10,019           --             --           10,036

Dividend Declared
on Series A
Convertible
Preferred Stock ......      --         --          --           --           --            --        (112,500)      (112,500)

Cumulative effect of
change in accounting
principle ............      --         --          --           --       576,001           --         (576,001)          --

Redemption of
preferred Stock ......    (2,620)      (3)         --           --    (3,091,076)          --          721,816     (2,369,263)

Net Income ...........      --         --          --           --           --            --        1,013,726      1,013,726
                        -----------------------------------------------------------------------------------------------------
Balance at
October 31, 2001 .....                      10,214,545     $10,215  $ 39,079,397   $ (3,432,500)  $(28,258,712)  $  7,398,400

Issuance of common
stock in connection
with exercise of
employee incentive
stock option plan ....      --         --      227,826         228       272,465           --             --          272,693

Issuance of common
stock for services ...      --         --        5,240           5        17,495           --             --           17,500

Tax benefit associated
with exercise of
employee stock
options ..............      --         --          --           --       119,000           --             --          119,000

Compensation expense
associated with the
issuance of stock
options ..............      --         --          --           --        64,660           --             --           64,660

Net Income ...........      --         --          --           --          --             --       (1,115,185)    (1,115,185)

                        -----------------------------------------------------------------------------------------------------
Balance at
October 31, 2002 .....                      10,447,611     $10,448  $ 39,553,017   $ (3,432,500)  $(29,373,897)  $  6,757,068
                        =====================================================================================================

                             See accompanying notes.

                                STEELCLOUD, INC
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEARS ENDED OCTOBER 31,
                                                       ------------------------------------------
                                                            2000         2001                2002
                                                       -----------    -----------    -----------
Operating activities
Net (loss) income ..................................   $   800,665    $   437,725    $(1,115,185)
(Gain) on early extinguishments of debt ............      (750,000)          --             --
Cumulative effect of change in
  accounting principle..............................          --          576,001           --
(Income) loss from discontinued operations, net.....      (721,285)         9,431      1,685,708
                                                       -----------    -----------    -----------
(Loss) income applicable from continuing
  operations........................................      (670,620)     1,023,157        570,523
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
   Depreciation and amortization of property and
     equipment......................................     2,754,190      1,301,588        683,860
   Amortization of goodwill and other intangibles...       394,216        394,216        394,216
   Impairment of goodwill ..........................          --             --          132,644
   Impairment charge - investment ..................          --             --          150,000
   Provision for bad debt ..........................          --             --          161,030
   (Gain) loss on sale of assets ...................      (228,062)          --            4,196
   (Gain) on settlement of litigation ..............      (495,709)      (343,087)          --
   Stock compensation expense ......................          --             --           82,160
   Changes in operating assets and liabilities:
     Accounts receivable, net ......................     1,459,048     (2,258,763)      (586,275)
     Income tax receivable .........................       355,088     (1,169,743)     1,345,032
     Inventory .....................................     1,368,752       (267,972)       117,458
     Prepaid expenses and other assets .............       (62,883)        38,236         41,688
     Deferred contract costs .......................          --             --       (2,039,339)
     Deferred tax asset (credit) ...................          --        1,282,695       (279,800)
     Accounts payable ..............................    (1,547,930)       600,954        454,159
     Accrued expenses ..............................    (1,563,912)       213,513         53,462
     Unearned revenue and other liabilities ........      (956,772)        77,695      4,294,474
                                                       -----------    -----------    -----------
Net cash provided by (used in) operating activities
of continuing operations ...........................       805,406        892,489      5,579,488

Investing activities
Purchases of property and equipment ................      (509,737)      (518,956)      (704,030)
Proceeds from sale of assets .......................       784,838           --             --
                                                       -----------    -----------    -----------
Net cash (used in) provided by investing activities        275,101       (518,956)      (704,030)

Financing activities
Proceeds from issuance of preferred stock ..........     2,716,714           --             --
Payments made to redeem preferred stock ............          --       (2,562,739)          --
Proceeds from exercise of common stock options .....        15,313           --          272,693
Proceeds on notes payable ..........................          --             --          725,000
Payments on notes payable ..........................      (323,296)      (430,022)      (515,742)
Proceeds from (repayments on)
lines of credit, net ...............................    (2,857,502)     1,353,551     (3,836,754)

                                                       -----------    -----------    -----------
Net cash provided by (used in) financing ...........      (448,771)    (1,639,210)    (3,354,803)
activities

Net increase (decrease) in cash and cash equivalents
of continuing operations............................       631,736     (1,265,677)     1,520,655

Net cash (used in) provided by operating activities
of discontinued operations .........................      (910,620)     1,231,288     (1,051,650)
Cash and cash equivalents at beginning of year .....       595,591        316,707        282,318
                                                       -----------    -----------    -----------
Cash and cash equivalents at end of year ...........   $   316,707    $   282,318    $   751,323
                                                       ===========    ===========    ===========

Supplemental cash flow information
Interest paid ......................................   $   654,329    $   336,128    $   129,287
                                                       -----------    -----------    -----------
Income taxes paid ..................................   $   116,630    $   185,210    $     1,200
                                                       ===========    ===========    ===========

                             See accompanying notes

                                STEELCLOUD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         OCTOBER 31, 2000, 2001 AND 2002


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

         On October 25, 2002, management, with the approval of the Board of Directors, determined that its Puerto Rico Industrial Manufacturing Operation ("PRIMO") would no longer contribute to the Company's future operations and therefore adopted a plan to cease that operation effective on that date. The plan calls for management to sell these operations or close them within 90 to 120 days from October 31, 2002. Although management's intent at this time is to sell these operations, management will evaluate these options on a case by case basis and may opt to cease operations (see Note 3).

         The Company is engaged in the design and development of original equipment manufacturer (OEM) server appliances for software and technology companies. SteelCloud augments the capabilities of its OEM customers by providing them a quick and cost-effective approach to introducing new appliances to the marketplace. The Company also works with major integrators to address the custom hardware needs of its public sector customers. In addition, the Company provides Information Technology (IT) support and consulting services to both the commercial and public sector clients. Although SteelCloud operates in a competitive environment subject to technological change and the emergence of new technologies, the Company believes that its products and services are, or would be, compatible or upgradeable to new technologies. Management operates the Company as one segment and does not evaluate its product and services as separate segments.

2.  Significant Accounting Policies

Use of Estimates

         The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Investments

         At October 31, 2001, investments consisted of shares of common stock of a privately held internet company, Worldwide Internet Solutions Network, Inc. ("WIZnet"), with a cost basis of approximately $150,000. The Company accounted for this investment using the cost method since the Company's investment represented less than 20% of the privately held internet company's outstanding stock and the Company does not exert significant influence over WIZnet's operations. During fiscal year 2002, the Company determined that its investment was permanently impaired as a result of its current year performance and wrote-off the investment and recorded an impairment charge in the amount of $150,000. At October 31, 2002, the Company had no investments.

Inventory and Deferred Contract Costs

         Inventory consists of materials and components used in the assembly of the Company's products and is stated at the lower of cost or market as determined by the first-in first-out (FIFO) method. The Company periodically evaluates its inventory obsolescence reserve to ensure inventory is recorded at net realizable value.

         Deferred contract costs represents costs associated with products where title has transferred but revenue has been deferred in accordance with the Company's revenue recognition policy.

Impairment of Long-Lived Assets

         Each year, management determines whether any property and equipment or any other assets have been impaired based on the criteria established in Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." The carrying amount of a long-lived asset is considered impaired when the estimated undiscounted cash flow from each asset is less than its carrying amount. In that event, the Company records a loss equal to the amount by which the carrying amount exceeds the fair value of the long-lived asset. During fiscal year 2002, management determined that the remaining amount of goodwill associated with the purchase of IDP and PRIMO was impaired and recorded impairment charges of $132,645 and $165,652 (which is recorded in discontinued operations) for IDP and PRIMO respectively. (see note 5).

Goodwill and Other Intangible Assets

         Goodwill and other intangibles represent the unamortized excess of the cost of acquiring subsidiary companies over the fair values of such companies' net tangible assets at the dates of acquisition. Goodwill related to the Company's STMS acquisition as described in Note 5 has been amortized on a straight-line basis using a twenty-year life. Effective November 1, 2002, the Company will no longer amortize goodwill. Instead, management will regularly assess the continuing value of goodwill to measure for possible impairment. Other intangibles, including contracts, are being amortized on a straight-line basis over a five-year period.

Acquisition-Related Liabilities

         During fiscal year 1998, the Company recorded $1,376,000 of acquisition-related liabilities in connection with the IDP Acquisition. These liabilities were recorded after certain actions had been identified, quantified and approved by management of the Company having authority to commit the Company to the plan. Those certain actions included closing the IDP facility in Maryland, integrating IDP and the Company's production, warehouse, sales, marketing and administrative functions, eliminating duplicative jobs and expanding space in the Company's office space in Virginia. The acquisition-related liabilities remaining at October 31, 2001 and 2002 amounted to $250,000.

Stock Compensation

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

         The Company recognizes revenue in accordance with Staff Accounting Bulletin No, 101, "Revenue Recognition in Financial Statements" (SAB101) as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable: and (4) collectibility is reasonably assured. The Company adopted SAB 101 during the fourth quarter of fiscal year 2001. The adoption has not had a material effect on the Company's financial position, results of operations or cash flows.

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

         During the years ended October 31, 2000, 2001 and 2002, the Company had revenues from the Federal government, which represented 48%, 21%, and 21%, respectively, of total revenue. As of October 31, 2001 and 2002, accounts receivable from agencies of the Federal government represented 23%, and 47%, respectively, of total accounts receivable. During fiscal 2000, 2001 and 2002 the Company's significant customers were Lockheed Martin, Network Associates and Modus Media all of which are third parties. During those years, Lockheed revenues were 2%, 3% and 10%, respectively. Network Associates revenues were 17%, 38% and 54%, respectively. Modus Media revenues were 7%, 21% and 0%, respectively. As for accounts receivable balances at October 31, 2001 and 2002, Lockheed Martin comprised of 0% and 28%, Network Associates comprised of 33%, and 9% and Modus Media comprised of 34% and 0% respectively. The Company's supply agreement with one of its significant customers, Network Associates, expired on December 31, 2002. The Company is currently discussing the renewal of such agreements with this customer. No assurances can be given that such discussions will result in future agreements from this customer.

Advertising Expenses

         The Company expenses advertising costs as incurred. Advertising costs amounted to approximately $41,000, $65,000 and $50,000 during fiscal 2000, 2001, and 2002, respectively.

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

Supplemental Information of Non-Cash Investing and Financing Activities:


                                                                       Year Ended October 31,
                                                              --------------------------------
                                                                2000        2001       2002
                                                              ---------   ---------   --------
Common stock issued in connection with legal settlement ...   $ 597,645        --         --
                                                              ---------   ---------   --------
Deemed dividend on preferred stock ........................   $ 529,411   $ 112,500       --
                                                              ---------   ---------   --------
Increase to income to common shareholders for repurchase of
     preferred stock ......................................        --     $ 721,816       --
                                                              ---------   ---------   --------
Conversion of preferred stock and accrued dividends to ....
     common stock .........................................   $   4,404   $ 10,036        --
                                                              ---------   ---------   --------
Cumulative effect of change in accounting principle .......        --     $ 576,001       --
                                                              ---------   ---------   --------
Non cash stock compensation ...............................        --          --     $ 82,160
                                                              ---------   ---------   --------
Tax benefit associated with exercise of stock options .....        --          --     $119,000
                                                              ---------   ---------   --------

Earnings Per Share

         The Company follows the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128") which requires the Company to present basic and fully diluted earnings per share. Basic earnings per share is based on the weighted average shares outstanding during the period. Diluted earnings per share increases the shares used in the basic share calculation by the dilutive effect on income from continuing operations of stock options, warrants and convertible preferred stock. For fiscal year 2000, the Company's common stock equivalent shares outstanding from stock options, warrants and convertible preferred stock are excluded from the diluted earnings per share calculation as their effect is antidilutive to net income (loss) to common stockholders before extraordinary items.

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

Recent Pronouncements

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations", which requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. Currently, the Company does not believe the adoption of SFAS No. 141 will have any impact on its financial statements

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. In addition, the statement includes provisions for the reclassification of certain existing recognized intangibles to goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. Goodwill and other intangibles, acquired prior to July 1, 2001, are amortized until the adoption of the statement. The Company is required to apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of the fiscal year ending October 31, 2003. Beginning in fiscal year 2003, the Company anticipates a reduction in goodwill amortization in the amount of approximately $659,000. The Company is currently assessing, but does not believe the adoption of SFAS No. 142 will have a significant impact on its financial statements.

               In July 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." The statement provides accounting standards for retirement obligations associated with tangible long-lived assets, with adoption required by January 1, 2003. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recorded in the period in which it is incurred. The associated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset. Over time the capitalized costs are depreciated and the present value of the asset retirement liability increases, resulting in a period expense. Upon retirement, a gain or loss will be recorded if the cost to settle the retirement obligation differs from the carrying amount. The Company does not believe there will be a material effect from the adoption of this standard

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective for fiscal years beginning after December 15, 2001. The new rules on asset impairment supersede FASB Statement No. 121 and provide a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of Statement 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. Under SFAS No. 144, assets to be disposed of are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. Statement 144 also supersedes the provisions of APB Opinion 30 with regard to reporting the effects of a disposal of a segment of a business and require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred (rather than as of the measurement date as presently required by APB 30). In addition, the criterion for discontinued operation presentation is changed to a component of the business rather than a segment of the business. The Company is required to adopt Statement 144 in the first quarter of the fiscal year ending October 31, 2003. The Company early adopted FAS No. 144 in accounting for PRIMO's discontinued operations during the fourth quarter of fiscal 2002 (See
Note 3).

         In April 2002, the FASB issued FAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." FAS 145 rescinds FAS 4 and FAS 64, which addressed the accounting for gains and losses from extinguishment of debt, rescinds FAS 44 which set forth industry-specific transitional guidance, amends FAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions and makes technical corrections to certain existing pronouncements that are not substantive in nature. The Company does not believe there will be a material effect from the adoption of this standard.

         In July 2002, the FASB issued FAS 146, "Accounting for Exit or Disposal Activities." FAS 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of FAS 146 includes costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees who are involuntarily terminated. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not believe there will be a material effect from the adoption of this standard.

3.   Discontinued Operations

         The Company continually evaluates its operating facilities with regard to its long-term strategic goals established by management and the Board of Directors. Operating facilities, which are not expected to contribute to the Company's future operations are either closed or sold. On October 25, 2002, management, with the approval of the Board of Directors, determined that its Puerto Rico Industrial Manufacturing Operation ("PRIMO") would no longer contribute to future operations and therefore adopted a plan to dispose of that operation effective on that date. The plan calls for management to sell these operations within 90 to 120 days from October 31, 2002. Accordingly, the Company made provisions to reduce certain assets to its estimated net realizable values that are included in other costs and expenses. Similarly, provisions to reduce all other assets to their net realizable value are included in cost of goods sold. Accordingly, the Company has reclassified the Consolidated Financial Statements of SteelCloud, Inc for the periods ended October 31, 2002, 2001 and 2000, to reflect the discontinued operations of PRIMO. As a result, revenues, costs and expenses have been reported as discontinued operations and PRIMO's assets and liabilities have been reported as assets and liabilities held for sale on the Company's consolidated balance sheet. A summary of the financial information for the discontinued operation is as follows:


                                                       YEARS ENDED OCTOBER 31,
                                                2000          2001           2002
                                             -----------   -----------    -----------
Net revenues .............................   $17,257,680   $ 4,347,296    $ 1,613,864
Gross profit .............................     2,102,019     1,244,155       (506,620)
Income (loss) from discontinued operations       721,285        (9,431)    (1,685,708)


                                                              OCTOBER 31,
                                                          2001         2002
                                                       ----------   ----------
Accounts receivable, net ...........................   $  544,528   $  682,978
Inventory, net .....................................      801,166      188,698
Other  assets ......................................      111,091       81,644
                                                       ----------   ----------
Total assets .......................................    1,456,785      953,320

Accrued expenses ...................................   $  549,178   $  590,526
Accounts payable and other liabilities..............      127,030       50,619
                                                       ----------   ----------
Total liabilities ..................................      676,208      641,145

4.  Property and Equipment and Equipment on Lease

         Property and equipment, including leasehold improvements, are stated at cost. Property and equipment are depreciated and amortized using the straight-line method over the estimated useful lives ranging from three to five years. Leasehold improvements are amortized over the lesser of the related lease term or the useful life.

Property and equipment consisted of the following:

                                                        October 31,
                                                 --------------------------
                                                     2001           2002
                                                 -----------    -----------

Computer and office equipment ................   $ 1,531,503    $ 1,683,702
Furniture and fixtures .......................       271,070        271,070
Leasehold improvements .......................       406,364        446,714
Other ........................................       223,288        336,681
                                                 -----------    -----------
                                                   2,432,225      2,738,167
Less accumulated depreciation and amortization    (2,165,844)    (2,434,086)
                                                 -----------    -----------
                                                 $   266,381    $   304,081
                                                 ===========    ===========

         The Company owns equipment that is currently at customer sites under operating lease agreements (See Note 2 Revenue Recognition). The cost of the equipment was $1,602,713 and $6,309,864 at October 31, 2002 and 2001,
respectively. The related accumulated depreciation on the equipment was $1,028,441 and $5,712,662 at October 31, 2002 and 2001, respectively.


5.       Goodwill and Other Intangible Assets

Goodwill and other intangible assets were comprised of:

                                              October 31,
                                       --------------------------
                                           2001           2002
                                       -----------    -----------
Goodwill and other intangibles:
   Goodwill ........................   $ 3,485,855    $ 2,397,288
   Other intangibles ...............       600,000        600,000
                                       -----------    -----------
Total goodwill and other intangibles     4,085,855      2,997,288
Less accumulated amortization:
   Goodwill ........................       855,283        639,229
   Other intangibles ...............       460,000        580,000
                                       -----------    -----------
Total accumulated amortization .....    (1,315,283)    (1,219,229)
                                       -----------    -----------
                                       $ 2,770,572    $ 1,778,059
                                       ===========    ===========



The Company has amortized goodwill using 20 year lives through October 31, 2002. Beginning November 1, 2002, the Company will no longer amortize goodwill as a result of adopting SFAS 142 "Goodwill and Other Intangible Assets" but will instead periodically test goodwill for impairment. Other intangibles are amortized over 5 year lives.

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

         During fiscal year 2002, the Company completed all contracts relating to the purchase of IDP. In addition, the Company determined to dispose of operations at its Puerto Rico facility. As a result, the Company believes that the carrying amount of goodwill associated with the IDP and PRIMO acquisitions is not recoverable. The Company performed an analysis of the goodwill in accordance with SFAS 121 and determined that the fair value of the remaining goodwill (estimated using the present value of expected future cash flows) was $0. Accordingly, the Company recorded impairment charges of $132,000 and $166,000 (which is recorded in discontinued operations) for IDP and PRIMO respectively during fiscal year 2002.

6.  Bank Lines of Credit and Notes Payable

IDP Line of Credit

         In conjunction with the purchase of IDP, the Company assumed a credit facility of $25,000,000 secured by inventory and accounts receivable of IDP. On November 8, 1999, the Company executed an agreement with the financial institution to terminate this facility. Under the terms of the agreement, the Company repaid approximately $3.0 million of the principal outstanding at October 31, 1999 prior to December 31, 1999. In addition, outstanding principal totaling approximately $832,000 was converted to a term note bearing interest at the prime rate and maturing in January 2002. The outstanding balance on this term note at October 31, 2002 was $0. The remaining amount of approximately $750,000 was forgiven by the financial institution and has been reflected as an extraordinary gain on early extinguishment of debt in fiscal year 2000.

Operating Line of Credit

The Company has a line of credit agreement, as amended, with a bank that allows the Company to borrow an amount limited to the minimum of its borrowing base or $7.5 million. The line of credit bears interest at the lower of (a) the Lender's Prime Rate per annum or (b) the LIBOR Market Index Rate plus 2.5%. The line of credit expires and is subject to renewal on March 31, 2003.

As of October 31, 2001 and 2002, the Company's borrowing base, which is based on certain percentages of total accounts receivables less over due accounts, was approximately $4.7 million and $4.6 million, respectively.

As of October 31, 2001 and 2002, the Company had borrowed approximately $3.8 million and $0 million, respectively, against this line of credit facility and had an unused borrowing capacity of approximately $800,000 and $4,600,000, respectively. The line of credit is secured by all assets of the Company.

For the quarter ended October 31, 2002, the Company was not in compliance with one of its financial covenants. On January 21, 2003, the Company's bank issued a waiver to allow the Company to continue borrowing as needed on its line of credit.

Notes Payable

On February 1, 2002, the Company executed a promissory note in conjunction with its line of credit in the amount of $725,000. The note bears interest at the lower of (a) the Lender's Prime Rate per annum or (b) the LIBOR Market Index Rate plus 2.5% and matures on July 5, 2003. The Company makes monthly principal payments of approximately $43,000. The outstanding balance on the promissory note at October 31, 2002 was approximately $384,000.

On April 1, 2002, the Company executed a two-year promissory note in conjunction with a litigation settlement for approximately $240,000. The promissory note bears interest at the prime rate and matures in May 2004. The Company makes monthly payments of $10,000 plus accrued interest. The outstanding balance on the note at October 31, 2002 was approximately $180,000.

Notes payable consisted of the following:


                                                                                        October 31,
                                                                                  -------------------
                                                                                    2001       2002
                                                                                  --------   --------

Bank term notes, bearing interest at the prime rate; payable in monthly installments of $34,652, $42,647 and $10,000 plus accrued interest, maturing
  in January 2002, July 2003 and May 2004, respectively .......................   $103,233   $563,824
Asset loans, bearing interest at annual interest rates of 7.9% due in aggregate monthly payments of $1,303 due in August 2002 secured by certain assets of
  the Company .................................................................     11,331       --
                                                                                  --------   --------
                                                                                   114,564    563,824
Less current portion ..........................................................    114,564    503,824
                                                                                  --------   --------
Notes payable, long-term ......................................................   $   --     $ 60,000
                                                                                  ========   ========


7.  Commitments

Operating Leases

         The Company leases office space for its corporate headquarters under a noncancelable operating lease agreement. The lease agreement was renewed in October 1999 and expires in February 2005. Additionally, the Company leases various office equipment and other office space under non-cancelable operating leases. Rent expense under all leases was approximately $330,000, $284,000 and $411,000 for the years ended October 31, 2000, 2001, and 2002, respectively.

         Future minimum lease payments under noncancelable operating leases, including the leases assumed in the STMS and IDP acquisitions, at October 31, 2002 are as follows:

          2003 ...........................      578,263
          2004 ...........................      363,548
          2005 ...........................       91,554
                                             ----------
          Total...........................   $1,033,365
                                             ==========

         The Company will receive $327,947 in aggregate sublease income through fiscal 2003.

8.  Employment Agreements

         The Company has an employment agreement with Thomas P. Dunne, the Company's Chairman and Chief Executive Officer. The agreement for Mr. Dunne has a term of three years commencing April 1997 and automatically renews for additional one-year terms unless terminated by either the Company or the employee.

         All other employment agreements the company had with certain key executives expired in September 2000.

9.  Stockholders' Equity

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

         The holders of the preferred shares were entitled to cumulative dividends of 5% of the liquidation preference of $1,000 per share plus accrued but unpaid dividends whether or not declared. For fiscal year 2000 and 2001 the Company accrued dividend of $95,417 and $112,500, respectively and no dividends were unpaid as of October 31, 2001. Each holder of preferred shares was entitled to voting rights equal to the number of shares of common stock into which such preferred shares were convertible.

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

Stock Options

         On January 6, 1997, the Company adopted the 1998 Stock Option Plan (the 1998 Option Plan), which permits the Company to grant up to 600,000 options to officers, directors and employees, who contribute materially to the success of the Company. In September 1997, the Company increased the number of options available for grant under the plan to 2,200,000. In June 1999, the Company increased the number of options available for grant under the plan to 2,500,000. In May 2002, the Company increased the number of options available for grant under the 1998 Plan to 2,750,000. In addition, the Company established the 2002 Stock Option Plan (the 2002 Option Plan) in May 2002 which permits the Company to grant up to 750,000 options to officers, directors and employees under that Plan. Stock options are generally granted at the fair market value of its common stock at the date of grant. However, in fiscal 2002, the Company granted 106,000 options with exercise prices of $1.20 when the underlying value of the Company's common stock was $1.81. The Company recorded a charge for compensation expense associated with these options of $64,660. The options vest ratably over a stated period of time not to exceed four years. The contractual term of the options is five years.

Common stock option activity was as follows:
                                                              Weighted-Average
                                                   Shares     Exercise Price
                                                 ----------   ---------------

 Outstanding at November 1, 1999 .............    1,882,433        $ 5.22
   Options granted ...........................    1,147,000          1.26
   Options exercised .........................       (4,900)         3.13
   Options canceled or expired ...............     (582,600)         2.74
                                                 ----------        -----
 Outstanding at October 31, 2000 .............    2,441,933        $ 3.95
   Options granted ...........................      984,000          0.74
   Options canceled or expired ...............     (387,599)         3.20
                                                 ----------        -----
Outstanding at October 31, 2001 ..............    3,038,334         3.01
   Options granted ...........................      323,500         1.21
   Options exercised .........................     (227,826)        1.20
   Options canceled or expired ...............     (258,836)        1.96
                                                 ----------        -----
Outstanding at October 31, 2002 ..............    2,875,172         3.04
                                                 ----------        -----
 Exercisable at October 31, 2002..............    1,537,115        $1.83
                                                 ==========        =====

         The total options outstanding include 600,000 options granted to the former IDP stockholders that are not included in the Option Plan.

         As of October 31, 2002, there were 474,828 options available for future grants under the 1998 Option Plan and 750,000 options available for future grants under the 2002 Option Plan.

         During fiscal 1999, the Company repriced certain stock options granted to certain executives in accordance with their employment agreements, of which, approximately 547,000 remain outstanding at October 31, 2002.

The following table summarizes information about fixed-price stock options outstanding at October 31, 2002:

                                                        Average            Weighted-
                                                       Remaining            Average
Range of Exercise Prices             Number           Contractual           Exercise
                                  Outstanding            Life                Price
                                -----------------  ------------------   -----------------

$0.55-$1.75.................        1,626,088           3.14                  $0.93
$2.00-$4.50.................          649,084           4.42                   3.05
$5.00-$8.75.................          600,000           5.50                   8.75
                                -----------------  ------------------   -----------------
$0.55-$8.75.................        2,875,172           3.92                  $3.04
                                =================  ==================   =================

Stock Options (continued)

         Had compensation expense related to the stock options been determined based on the fair value at the grant date for options granted during the years ended October 31, 2000, 2001, and 2002 consistent with the provisions of SFAS 123, the Company's net income and earnings per share would have been as follows:

                                                                      Year ended October 31,
                                                     --------------------------------------------------
                                                         2000             2001               2002
                                                    ---------------------------------------------------

Net income (loss) - pro forma .................      $ (491,904)       $  503,444        $ (1,568,779)
Net income (loss) per share - pro forma .......      $    (0.05)       $     0.05        $      (0.16)
Net income (loss) per share - assuming dilution
  pro forma ...................................      $    (0.05)       $    (0.01)       $      (0.15)


            The effect of applying SFAS 123 on pro forma net income as stated above is not necessarily representative of the effects on reported net income for future years due to, among other things, the vesting period of the stock options and the fair value of additional options in the future years.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing fair value model with the following weighted- average assumptions used for grants in 2000, 2001 and 2002: dividend yield of 0%, expected volatility of 159% 152%, and 87% respectively; risk-free interest rates of 6.01% 4.50%, and 4.27% respectively; and expected life of the option term of five years. The weighted average fair values of the options granted in 2000 2001, and 2002 with a stock price equal to the exercise price is $1.26 $0.74, and $0.98 respectively.

10.  Income Taxes

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Components of the Company's net deferred tax asset balance are as follows:

                                              October 31,
                                      --------------------------

                                          2001          2002
                                      -----------    -----------
Deferred tax asset:
   Accrued expenses ...............   $   401,752    $   314,051
   Net operating loss carryforwards     3,052,019      2,931,442
   Depreciation ...................       540,680        601,029
   Asset reserves .................       284,617        514,207
   Other ..........................        69,539           --
                                      -----------    -----------
Total deferred tax asset ..........     4,348,607      4,360,729
                                      -----------    -----------
Deferred tax credit:
   Valuation allowance ............    (4,348,607)    (3,960,729)
                                      -----------    -----------
Net deferred tax asset ............   $       --     $   400,000
                                      ===========    ===========

         As of October 31, 2002, the Company had approximately $7.6 million in net operating loss carryforwards, which expire between 2012 and 2020. Approximately $2.3 million of those net operating loss carryforwards relate to IDP and may be significantly limited under Section 382 of the Internal Revenue Service Code and the SRLY rules. Given that the Company has wound down its operations related to IDP, it is currently unlikely that the Company will benefit from this portion of the Company's net operating loss carryforwards. As of October 31, 2002, the Company has recorded a valuation allowance of approximately $4.0 million against the total deferred tax asset of $4.4 million, based upon its evaluation of future estimates of taxable income. The Company's evaluation included consideration of historical earnings (excluding non-recurring charges) as well as projected near-term earnings based on its backlog, customer relationships and operating environment.

The components of the provision for income taxes are as follows:




                                         Years ended October 31,
                                     ----------------------------------
                                        2000        2001         2002
                                     ---------   ---------    ---------
Current tax expense (benefit):
   Federal .......................        --     $  27,400    $   1,200
                                     ---------   ---------    ---------
  State ..........................        --          --           --
                                     ---------   ---------    ---------
                                          --        27,400        1,200
Deferred tax expense:
  Federal ........................   $  49,000   $  55,532    $(247,000)
  State ..........................      16,000      19,344      (34,000)
                                     ---------   ---------    ---------
                                        65,000      74,876     (281,000)
                                     ---------   ---------    ---------
Total provision for (benefit from)
  income taxes ...................   $  65,000   $ 102,276    $(279,800)
                                     =========   =========    =========

The reconciliation of income tax from the Federal statutory rate of 34% is:


                                                Years ended October 31,
                                           -----------------------------------
                                                2000         2001         2002
                                           ---------    ---------    ---------

Tax at statutory rates: ................   $  49,089    $ 380,291    $  98,845
Non-deductible expenses (income), net ..      68,966      143,141       (4,199)
Valuation allowance and other ..........     (69,097)    (492,621)    (387,877)
State income tax, net of federal benefit      16,042       71,465       13,431
                                           ---------    ---------    ---------
                                           $  65,000    $ 102,276    $(279,800)
                                           =========    =========    =========

         In May 1998, the Company acquired the stock of IDP in a tax-free exchange. The acquisition was accounted for using the purchase method. Deferred tax assets include differences between the assigned values and tax bases of the assets and liabilities acquired, as well as net operating loss carryforwards acquired. To the extent these deferred tax assets are subsequently realized, the resulting tax benefit will be applied to reduce goodwill recorded in connection with the acquisitions and there will be no impact on income tax expense.

11.  Retirement Plans

401(k) Plans

         The Company maintains a 401(k) (the "Plan") for all current employees. Under the Plan, employees are eligible to participate after completing 90 days of service and attaining the age of 18. Employees can defer up to 15% of compensation. Employee contributions are subject to Internal Revenue Service limitations. All employees who contributed to the Plan are eligible to share in discretionary Company matching contributions. Company contributions vest over 5 years. In fiscal 2001 and 2002, the Company contributed approximately $60,000 and $71,000 to the participants of the 401(k), respectively.

Defined Benefit Plan

         On October 31, 1999, the Company amended and terminated its Defined Benefit Plan. Under the termination, no additional benefits accrued to participants in the Plan after that date. In addition, all existing participants in the Plan became 100% vested in their accrued benefits in the Plan as of that date. No gain or loss was recognized as a result of the termination of the Pension Plan. The Company began to distribute the vested benefits to the participants in fiscal year 2000 and completed the distributions in fiscal 2001.

12.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                                           Years ended October 31,
                                                                 --------------------------------------------
                                                                      2000            2001            2002
                                                                 ------------    ------------    ------------
Numerator:
   Net (loss) income from continuing operations ..............   $   (670,620)   $  1,023,157    $    570,523
   Preferred Stock dividends .................................       (624,828)       (112,500)           --
   Redemption of preferred stock .............................           --           721,816            --
    Cumulative effect of change in accounting principle ......           --          (576,001)           --
                                                                 ------------    ------------    ------------
   Net (loss) income from continuing operations
    available to common stockholders before
    extraordinary gain .......................................     (1,295,448)      1,056,472         570,523
                                                                 ============    ============    ============
Denominator:
Denominator for basic earnings per share-
  weighted-average shares ....................................      9,580,112      10,111,364       9,947,675
Effect of dilutive securities:
   Employee stock options ....................................           --            36,899         863,835
   Convertible preferred stock ...............................           --         2,314,969            --
                                                                 ------------    ------------    ------------
   Dilutive potential common shares ..........................           --         2,351,868         863,853
                                                                 ------------    ------------    ------------
 Denominator for diluted earnings per share - adjusted
   weighted-average shares and assumed conversions ...........      9,580,112      12,463,232      10,811,510
                                                                 ------------    ------------    ------------

Loss (earnings) per share from continuing operations,
basic: .......................................................   $      (0.14)   $       0.10    $       0.06
                                                                 ============    ============    ============

Loss (earnings) per share from continuing operations, diluted:
                                                                 $      (0.14)   $       0.08    $       0.05
                                                                 ============    ============    ============


13.  Contingencies

IDP Acquisition

         On July 31, 1998 the Company received notice from the SBA that it was denying the request of the U.S. Air Force to waive the requirement to terminate IDP's Desktop V contract for the convenience of the Government upon the change in control of IDP to the Company. The Company appealed the denial by the SBA to the SBA's Office of Hearings and Appeals. On August 31, 1999, the SBA denied the appeal and ruled that the U.S. Air Force must terminate-for-convenience the Desktop V contract. Under a termination-for-convenience, the Government shall reimburse the Company for all costs incurred in the performance of the contract. The Company expects to recover from the Government a portion or all of its unreimbursed costs. The Company is currently in negotiations with the Government regarding this matter. No assurances can be given that the Company will successfully recover any costs related to this matter.

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


Professional Services Malpractice Claim

         In August of 2000, the Company's former legal counsel filed a claim against the Company for approximately $343,087 plus accrued interest for legal fees and costs. In response to the claim, the Company filed a counter claim for professional malpractice and breach of fiduciary duty in the amount of $1,568,000. In June 2001, the Company reached a settlement agreement with its former legal counsel whereby both parties agreed to relinquish all claims against the other, release each other from liability and waiver the payment of outstanding claims. The Company reversed the liability that was previously accrued for the legal fees and costs, reducing general and administrative expenses for fiscal 2001 by $343,087.

14.  Quarterly Financial Information (unaudited)

Quarterly financial information for fiscal 2002 and 2001 is presented in the following tables:


                                                 1st            2nd            3rd           4th
                                               Quarter        Quarter        Quarter     Quarter (1)
                                             ------------- -------------- -------------- -------------
2002
----
Revenue ..................................   $ 9,354,066    $ 7,626,045    $ 6,390,414      $ 5,786,843
Gross Profit .............................     2,514,202      2,124,639      1,797,579          557,513
Net income (loss) from
continuing operations ....................       753,974        493,043        147,317         (823,811)
(Loss) from discontinued operations ......      (267,468)      (143,736)       (46,144)      (1,228,360)
Net income (loss)  available to
     common shareholders .................       753,974        493,043        147,317       (2,509,519)

Per Share Data
--------------

Net income (loss)
Basic ....................................          0.07           0.05           0.02            (0.25)
Diluted ..................................          0.07           0.04           0.02            (0.23)

2001
----
Revenue ..................................   $ 6,517,766    $ 4,537,923    $ 6,849,652      $ 7,885,741
Gross Profit .............................     1,521,744      1,163,584      1,807,720        1,891,198
Net income (loss) from continuing
  operations .............................       164,376       (182,656)       739,901          301,536
Income (loss) from discontinued operations       (57,153)       349,747       (196,071)        (105,954)
Net income (loss) available to
     common shareholders..................      (506,279)       129,590        506,330          917,400


Per Share Data
--------------

Net income (loss)
Basic ....................................         (0.05)          0.01           0.05             0.09
Diluted ..................................         (0.05)          0.01           0.04             0.08


During the quarter, the Company recorded certain adjustments of approximately $298,000 relating to goodwill impairment, approximately $526,000 relating to inventory shrinkage and obsolescence, a $280,000 tax benefit relating to deferred tax assets.

             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
                            SUPPLEMENTAL INFORMATION

Board of Directors and Stockholders
SteelCloud, Inc.

In connection with our audit of the consolidated financial statements of SteelCloud, Inc. referred to in our report dated January 14, 2003, which is included in the Annual Report on Form 10-K, we have also audited Schedule II for the year ended October 31, 2002. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.



/s/ Grant Thornton LLP
Vienna, Virginia
January 14, 2003

               REPORT OF ERNST & YOUNG, LLP, INDEPENDENT AUDITORS



The Board of Directors
SteelCloud, Inc.

     We have audited the consolidated financial statements of SteelCloud, Inc. (a Virginia corporation) as of October 31, 2001, and for each of the two years in the period ended October 31, 2001 prior to restatement for the discontinued operations described in Note 3 and have issued our report thereon dated December 21, 2001 (included elsewhere in this Form 10-K). Our audits also included the consolidated financial statement schedule for each of the two years in the period ended October 31, 2001 listed in Item 14 of this Form 10-K. The schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

     In our opinion, the consolidated financial statement schedule for each of the two years in the period ended October 31, 2001 referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth herein.

/s/ Ernst & Young LLP

McLean, Virginia
December 21, 2001

                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
                                STEELCLOUD, INC.



                                                   Balance at                                        Balance
                                                  Beginning of                                      at End of
Classification                                        Year          Additions      Deductions         Year
--------------                                   ---------------   ----------     ----------      --------------


Allowance for doubtful accounts:
Year ended October 31, 2000....................      $100,000               $0            $0         $100,000
Year ended October 31, 2001....................      $100,000               $0            $0         $100,000
Year ended October 31, 2002....................      $100,000         $203,000       $10,000(1)      $293,000

Inventory reserve:
Year ended October 31, 2000....................    $2,129,000               $0      $575,000(2)    $1,554,000
Year ended October 31, 2001....................    $1,554,000         $120,000      $466,438(2)    $1,207,562
Year ended October 31, 2002....................    $1,207,562         $864,435    $1,486,360(2)      $585,637

Deferred tax valuation allowance:
Year ended October 31, 2000....................    $5,966,306               $0      $954,741       $5,011,565
Year ended October 31, 2001....................    $5,011,565               $0      $662,958       $4,348,607
Year ended October 31, 2002....................    $4,348,607               $0      $387,878       $3,960,729

-----------
(1) Write-offs of accounts receivable

(2) Write-offs of inventory