Form 10-Q
period 2003-01-31
STEELCLOUD  INC
filed 2003-03-13
CIK 1058027

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

                                   (Mark one)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended January 31, 2003

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

                                Yes  X    No
                                    ---      ---

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                Yes       No  X
                                    ---      ---

         As of March 1, 2003 there were 10,049,486 shares of the registrant's common stock outstanding.

                                SteelCloud, Inc.
                                Form 10-Q Index
                For the Quarterly period ended January 31, 2003


    Description                                                                                           Page
    -----------                                                                                           ----
Part I.             Financial Information...............................................................    3

Item 1.             Financial Statements................................................................
                    Consolidated Balance Sheets as of October 31, 2002 and January 31, 2003.............    3
                    Consolidated Statements of Operations for the three month periods ended January 31,
                    2002 and 2003                .......................................................    4
                    Consolidated Statements of Cash Flows for the three month periods ended January 31,
                    2002 and 2003.......................................................................    5
                    Notes to the Consolidated Financial Statements......................................    6

Item 2.             Management's Discussion and Analysis of Financial Condition and Results of
                    Operations..........................................................................    8

Item 3.             Quantitative and Qualitative Disclosures About Market Risks.........................   12

Item 4.             Controls and Procedures.............................................................   12

Part II.            Other Information...................................................................   14

Item 1.             Legal Proceedings...................................................................   14

Item 6.             Exhibits and Reports on Form 8-K....................................................   14

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                STEELCLOUD, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                            October 31,     January 31,
                                                                               2002            2003
                                                                           ------------    ------------
                                        ASSETS                                              (unaudited)
Current assets
   Cash and cash equivalents                                               $    751,323    $    892,887
   Accounts receivable, net of allowance for doubtful accounts of
     $293,000 as of October 31, 2002 and January 31, 2003
                                                                              6,082,340       4,164,757
   Inventory, net of reserves of $1,038,020 and $1,009,577 as of October
     31, 2002 and January 31, 2003, respectively
                                                                              4,180,812       3,508,704
   Deferred tax asset                                                           400,000         400,000
   Income tax receivable                                                         55,392          55,392
   Prepaid expenses and other current assets                                    208,892         260,728
   Deferred contract cost                                                     2,039,339       1,949,323
   Assets held for sale                                                         953,320         572,282
                                                                           ------------    ------------
Total current assets                                                         14,671,418      11,804,073

   Property and equipment, net                                                  304,081         352,055
   Equipment on lease, net                                                      574,272         458,248
   Goodwill and other intangible assets, net                                  1,778,059       1,778,059
   Other assets                                                                 304,922         290,509
                                                                           ------------    ------------

Total assets                                                               $ 17,632,752    $ 14,682,944
                                                                           ============    ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable                                                       $  3,620,580    $  2,367,296
    Accrued expenses                                                          1,542,277       1,554,958
    Notes payable, current                                                      503,823         381,781
    Unearned revenue                                                          4,507,859       2,955,268
    Liabilities held for sale                                                   641,145         522,864
                                                                           ------------    ------------
Total current liabilities                                                    10,815,684       7,782,167

Note payable, long-term                                                          60,000          62,651

Stockholders' equity
    Common stock, $.001 par value: 50,000,000 shares authorized,
      10,447,611 and 10,449,486 shares issued and outstanding at October
      31, 2002 and January 31, 2003                                              10,448          10,450
    Additional paid in capital                                               39,553,017      39,554,532
    Treasury stock, 400,000 shares at October 31, 2002 and January 31,
      2003, respectively                                                     (3,432,500)     (3,432,500)
    Accumulated deficit                                                     (29,373,897)    (29,294,356)
                                                                           ------------    ------------
Total stockholders' equity                                                    6,757,068       6,838,126
                                                                           ------------    ------------

Total liabilities and stockholders' equity                                 $ 17,632,752    $ 14,682,944
                                                                           ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                                STEELCLOUD, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                         Three Months Ended
                                                             January 31,
                                                    ----------------------------
                                                        2002            2003
                                                    ------------    ------------
Net revenues                                        $  9,354,066    $  7,634,168
Cost of revenue                                        6,839,864       6,091,831
                                                    ------------    ------------

Gross profit                                           2,514,202       1,542,337

Selling and marketing                                    313,821         298,724
General and administrative                             1,300,949       1,128,728
Amortization of goodwill                                  98,554            --
                                                    ------------    ------------

Income from continuing operations                        800,878         114,885

Interest expense, net                                     49,859           5,840
Other (income)                                            (4,155)           --
                                                    ------------    ------------
Income before income taxes                               755,174         109,045
Provision for income taxes                                 1,200            --
                                                    ------------    ------------
Net income from continuing operations                    753,974         109,045
Loss from discontinued operations                        267,468          29,501
                                                    ------------    ------------
Net income                                          $    486,506    $     79,544
                                                    ============    ============

Earnings per share (basic and diluted):
 Earnings from continuing operations                $       0.07    $       0.01
 Discontinued operations                                   (0.02)           --
                                                    ------------    ------------
 Net earnings per share                             $       0.05    $       0.01
                                                    ============    ============


Weighted-average shares outstanding, basic            10,214,545      10,046,556
Weighted-average shares outstanding, diluted          10,704,386      10,412,839


The accompanying notes are an integral part of these consolidated statements.

                                STEELCLOUD, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                            Three Months Ended
                                                                                January 31,
                                                                        --------------------------
                                                                           2002           2003
                                                                        -----------    -----------
Operating activities
Net income                                                              $   486,506    $    79,544
Loss from discontinued operations, net                                      267,468         29,501
                                                                        -----------    -----------
Net income from continuing operations                                       753,974        109,045

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment
                                                                            231,992         93,986
Amortization of goodwill and other intangibles                               98,554           --
Changes in operating assets and liabilities:
  Accounts receivable                                                     1,238,252      1,917,583
  Income tax receivable                                                    (143,879)          --
  Inventory                                                                    --          708,574
  Prepaid expenses and other assets                                         (19,376)       (37,422)
  Deferred contract costs                                                      --           90,016
  Accounts payable                                                          127,376     (1,253,284)
  Accrued expenses                                                         (190,533)        12,681
  Unearned revenue and other liabilities                                    498,023     (1,552,591)
                                                                        -----------    -----------

Net cash provided by operating activities                                 2,594,383         88,588

Investing activities
Purchase of property and equipment                                          (46,244)       (23,372)


Financing activities
Proceeds from exercise of common stock options                                 --            1,513
Payments on notes payable                                                  (106,943)      (158,421)
Repayments on line of credit, net                                        (2,270,317)          --
                                                                        -----------    -----------

Net cash used in financing activities                                    (2,377,260)      (156,908)

Net increase (decrease) in cash and cash equivalents of continuing          170,879        (91,692)
  operations
Net cash (used in) provided by operating activities of discontinued
  operations                                                               (174,928)       233,256
Cash and cash equivalents at beginning of period                            282,318        751,323
                                                                        -----------    -----------

Cash and cash equivalents at end of period                              $   278,269    $   892,887
                                                                        ===========    ===========


Supplemental cash flow information
Interest paid                                                           $    52,383    $     8,073

Income taxes paid                                                       $     1,200             $-


The accompanying notes are an integral part of these consolidated financial statements.

                                STEELCLOUD, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

The consolidated financial statements for the three month periods ended January 31, 2003 and 2002 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K of SteelCloud, Inc. (the "Company") which includes consolidated financial statements and notes thereto for the years ended October 31, 2002 and 2001.


2.   Discontinued Operations

The Company continually evaluates its operating facilities with regard to its long-term strategic goals established by management and the Board of Directors. Operating facilities, which are not expected to contribute to the Company's future operations are either closed or sold. In October 2002, management, with the approval of the Board of Directors, determined that its Puerto Rico Industrial Manufacturing Operation ("PRIMO") would no longer contribute to future operations and therefore adopted a plan to dispose that operation effective on that date. The plan estimates that disposal will be complete in early fiscal 2003. Accordingly, the Company has reflected PRIMO as discontinued operations in the current financial statements. As a result, prior year amounts have been reclassified to segregate the continuing operations from the discontinued operations. The Company is pursuing a sale of the PRIMO business. However, if a suitable buyer is not found in the foreseeable future, management may chose to shut down the PRIMO operations. The loss associated with the discontinued operation was approximately $29,500 for the period ended January 31, 2003. The Company believes that given the current environment of that market, discontinuing the operation was the best alternative. Losses from the PRIMO operation during the period prior to disposal are not expected to be material.

A summary of the financial information for the discontinued operation is as follows:

                                                         Three Months Ended
                                                             January 31,
                                                       ----------------------
                                                         2002         2003
                                                       ---------    ---------
      Net revenues .................................   $ 332,159    $     920
      Gross profit .................................       7,136      (33,381)
                                                       ---------    ---------
      Loss from discontinued operations ............    (267,468)     (29,501)
                                                       =========    =========

                                                      October 31,  January 31,
                                                         2002         2003
                                                      -----------  -----------
      Accounts receivable, net .....................   $ 682,978    $ 267,471
      Inventory, net ...............................     188,698      202,588
      Other Assets .................................      81,644      102,223
                                                       ---------    ---------
      Total assets .................................     953,320      572,282
                                                       =========    =========

      Accrued expenses .............................   $ 590,526    $ 472,245
      Accounts payable and other liabilities .......      50,619       50,619
                                                       ---------    ---------
      Total liabilities ............................     641,145      522,864
                                                       =========    =========

3.   Debt

On January 18, 2002, the Company amended its primary line of credit whereby the maximum availability was increased from $5 million to $7.5 million. The note bears interest at the lower of (a) the Lender's Prime Rate per annum or (b) the LIBOR Market Index Rate plus 2.5%. The line of credit expires on March 31, 2003. The Company anticipates that the line of credit will be renewed on or before March 31, 2003. There was no outstanding balance on the line of credit at October 31, 2002 and January 31, 2003.

On February 1, 2002, the Company executed a promissory note in conjunction with their line of credit in the amount of $725,000. The note bears interest at the lower of (a) the Lender's Prime Rate per annum or (b) the LIBOR Market Index Rate plus 2.5% and matures on July 5, 2003. The Company's monthly principal payments are approximately $43,000. The outstanding balance on the promissory note at October 31, 2002 and January 31, 2003 was approximately $384,000 and $256,000 respectively.

On April 1, 2002, the Company executed a two-year promissory note in conjunction with a litigation settlement reached in March 2002 for approximately $240,000. The promissory note bears interest at the prime rate and matures in May 2004. The Company makes monthly payments of $10,000 plus accrued interest. The outstanding balance on the note at October 31, 2002 and January 31, 2003 was approximately $180,000 and $150,000 respectively.


4.   Contract Revenue

For the three months ended January 31, 2003, the Company's deferred contract revenue related to its server appliance contract awarded was approximately $2.5 million. The deferred revenue represents payments received for milestones achieved. This revenue will be recognized over the remaining life of the contract as units are shipped under the contract, which is scheduled for completion in August 2003.


5.   Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the period and is calculated by dividing the net earnings (loss) available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding plus common stock equivalents associated with stock options and is calculated by dividing net earnings (loss) available to common shareholders by the weighted average number of common shares outstanding used in the basic earnings per share calculation plus stock options.

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

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended October 31, 2002 filed by the Company with the Securities and Exchange Commission.

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

The following summarizes significant activity for the three-month period ended January 31, 2003.

Discontinued Operations

The Company continually evaluates its operating facilities with regard to its long-term strategic goals established by management and the Board of Directors. Operating facilities, which are not expected to contribute to the Company's future operations are either closed or sold. In October 2002, management, with the approval of the Board of Directors, determined that its Puerto Rico Industrial Manufacturing Operation ("PRIMO") would no longer contribute to future operations and therefore adopted a plan to dispose that operation effective on that date. The plan estimates that disposal will be complete in early fiscal 2003. Accordingly, the Company has reflected PRIMO as discontinued operations in the current financial statements. As a result, prior year amounts have been reclassified to segregate the continuing operations from the discontinued operations. The Company is pursuing a sale of the PRIMO business. However, if a suitable buyer is not found in the foreseeable future, management may chose to shut down the PRIMO operations. The loss associated with the discontinued operation was approximately $29,500 for the period ended January 31, 2003. The Company believes that given the current environment of that market, discontinuing the operation was the best alternative. Losses from the PRIMO operation during the period prior to disposal are not expected to be material.

Goodwill and Other Intangible Assets

Effective November 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". As a result, the Company no longer amortizes goodwill and periodically tests goodwill for possible impairment. For the quarter ended January 2003, reduction in goodwill amortization was approximately $98,500. Summarized below are the effects on net income and net income per share if we had not amortized goodwill pursuant to the provisions of SFAS No. 142 for all periods presented.

                                                                 Three Months Ended
                                                                     January 31,
                                                              ------------------------
                                                                 2002          2003
                                                              -----------   ----------
      Net income
         As reported .....................................    $   486,506   $   79,544
         Add goodwill amortization .......................         98,554         --
                                                              -----------   ----------
         Adjusted net income .............................    $   585,060   $   79,544

      Earnings per share (basic and diluted):
         As reported .....................................    $      0.05   $     0.01
         Add goodwill amortization .......................           0.01         --
                                                              -----------   ----------
         Adjusted earnings per share (basic and diluted)..    $      0.06   $     0.01

Significant Contract

In January 2002, the Company was awarded several contracts by a Government Integrator valued at more than $10.5 million for customized servers. The Company commenced work under the contracts in February 2002 and is expected to complete the contracts by August 2003. During the three months ended January 31, 2003, the Company recognized revenue of approximately $1.9 million (or approximately 25% of total net revenues) and has deferred contract revenue of approximately $2.5 million that will be recognized over the life of the contracts as units are shipped. Deferred contract costs associated with the contracts was approximately $1.9 million as of January 31, 2003, which will be recognized over the life of the contracts.

                          CRITICAL ACCOUNTING POLICIES

The Company believes the following represent its critical accounting policies:

Significant Customer

For the three months ended January 31, 2003, the Company had one customer, Lockheed Martin, that accounted for approximately 24.5% of net revenues. Given the nature of the products manufactured by the Company as well as the delivery schedules established by its partners, revenue and accounts receivable concentration by any single customer will fluctuate from quarter to quarter. The Company anticipates that concentration levels will decrease as their OEM customer base expands in future periods. Future revenues and results of operations could be adversely affected should these customers reduce their purchases, eliminate product lines or choose not to continue to buy products and services from SteelCloud.

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

Net revenues for the three months ended January 31, 2003 increased to $7,634,168 from $5,786,842 for the three months ended October 31, 2002, a 32% increase. The increase is the result of increased shipments for one of its OEM supply agreements, Lockheed Martin. Under this contract, the Company recognized approximately $1.9 million in revenue during the three months ended January 2003 compared to $350,000 for the three months ended October 31, 2002.

                             RESULTS OF OPERATIONS

For the three months ended January 31, 2003 compared to the three months ended January 31, 2002

Net revenues for the three months ended January 31, 2003 were $7,634,168 as compared to $9,354,066 for the three months ended January 31, 2002, a decrease of approximately 18%. The decrease is primarily attributable to the Company's OEM supply agreement with Network Associates (NAI), one of its significant customers, which expired on December 31, 2002. For the three month periods ended January 31, 2002 and 2003, revenues from this customer were approximately $7.6 million and $435,000, respectively, which represented approximately 81% and 6% of net revenues for the three month periods then ended, respectively. Net revenues, excluding those revenues under that agreement, increased approximately 323% to $7.2 million for the three month period ended January 31, 2003 from $1.7 million for the three month period ended January 31, 2002. This significant increase is the result of the Company executing several new OEM supply agreements, the Company's significant Government Integration contracts awarded in January 2002 and increased revenues from its consulting services and reselling activities. Growth from these revenue streams offset a majority of the decline in revenues from a significant customer.

Gross margin, as a percentage of sales, decreased to 20.2% for the three months ended January 31, 2003 from 26.88% for the three months ended January 31, 2002. As previously discussed, the Company's revenue streams changed during the quarter ended January 31, 2003. Accordingly, gross margin, as a percentage of sales was impacted by the change in sales mix for that period. Given recent contract awards and supply agreements executed, the Company believes that its sales mix will improve in future periods, which will yield higher gross margins.

For the three months ended January 31, selling and marketing expenses decreased to $298,724 in fiscal 2003 from $313,821 in fiscal 2002. The decrease is primarily attributable to the decrease in sales commissions and incentives earned as a result of the decrease in revenue.

General and administrative expenses decreased to $1,128,728 for the three months ended January 31, 2003 from $1,300,949 for the same period in fiscal 2002. The Company continues to manage its costs relative to its net revenues and gross margins. As a result, the general and administrative costs decreased proportionately with the change in revenue in the first quarter of fiscal 2003 compared to the same period in fiscal 2002. Cost savings included those realized from reduction of consulting, accounting and legal fees. Effective November 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". As a result, the Company no longer amortizes goodwill and periodically tests goodwill for possible impairment. For the quarter ended January 2003, reduction in goodwill amortization was approximately $98,500.

Interest expense, net of interest income, decreased to $5,840 for the three months ended January 31, 2002 from $49,859 for the three months ended January 31, 2002. The decrease is the direct result of the Company's reduction in its outstanding debt during fiscal 2003.

The Company reported net income before discontinued operations of $109,045 for the three months ended January 31, 2003, as compared to net income before discontinued operations of $753,974 for the same period in the prior year. This decrease is primarily the result of the Company's change in sales mix and gross margins during the three-month period ended January 31, 2003, compared to the three-month period ended January 31, 2002.

                        LIQUIDITY AND CAPITAL RESOURCES

For the three months ended January 31, 2003, the Company generated approximately $88,588 in cash flow from continuing operations. The Company generated cash from the collection of its accounts receivables of approximately $1,917,583 and the reduction of inventories of approximately $708,574. The cash generated was used to reduce accounts payable by approximately $1,253,284 and recognized revenue for cash collected in prior periods of approximately $1,552,591.

Funds used for investing activities consisted of the purchase of property and equipment of $23,372. Net cash used for financing activities consisted of payments on notes payable of $158,421.

On January 18, 2002, the Company amended its existing line of credit from $5 million to $7.5 million, with an expiration date of March 31, 2003, bearing interest at the lower of (a) prime rate or (b) the LIBOR Market Index Rate plus 2.5%. As of January 31, 2003, the Company had an outstanding balance on the line of credit of approximately $0 and available borrowing capacity of $3.1 million. The Company anticipates that its line of credit will be renewed on or before the expiration date of the existing agreement.

As of January 31, 2003, the Company had working capital of approximately $4.0 million. The Company believes the bank facility, together with cash on hand and projected cash generated from operations will provide sufficient financial resources to finance the current operations of the Company through fiscal 2003.

From time to time, the Company may pursue strategic acquisitions or mergers, which may require significant additional capital, and additional capital may be required to satisfy unusual or infrequent expenses. In such event, the Company may seek additional financing of debt and/or equity.

Contractual Obligations and Commercial Commitments:

The Company's significant contractual obligations as of January 31, 2003 are for debt and operating leases. Debt by year of maturity, the Company's line of credit and future rental payments under operating lease agreements are presented below. The Company does not have any purchase obligations as of January 31, 2003. The Company has not engaged in off-balance sheet financing, commodity contract trading or significant related party transactions.

----------------------------------- --------------------------------------------------------------------
Contractual Obligations                                   Payments Due by Period
----------------------------------- --------------------------------------------------------------------
                                                     Less than 1                               After 5
                                         Total           year        1-3 years     4-5 years    years
----------------------------------- --------------- -------------- -------------- ----------- ----------
Notes Payable - Current                  $ 381,781      $ 381,781          --          --         --
----------------------------------- --------------- -------------- -------------- ----------- ----------
Long Term Debt                           $  62,651           --        $ 49,164    $ 13,487       --
----------------------------------- --------------- -------------- -------------- ----------- ----------
Operating Lease                          $ 871,966      $ 505,751      $ 366,215       --         --
----------------------------------- --------------- -------------- -------------- ----------- ----------

The Company will receive $218,631 in aggregate sublease income through fiscal 2003.

Management believes that these commitments will be satisfied with current operating cash flow.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to fluctuations in interest rates on its debt. Increase in prevailing interest rates could increase the Company's interest payment obligations relating to variable rate debt. For example, a 100 basis point increase in interest rates would increase annual interest expense by $38,000.

ITEM 4.  CONTROLS AND PROCEDURES

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


(b)  Reports on Form 8-K

On January 23, 2003, the Company filed a report on Form 8-K pursuant to Item 5 "Other Events" and Item 7 "Financial Statements, Pro Forma Financial Information and Exhibits".


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 13, 2003                          STEELCLOUD, INC.


                                             By: /s/ Thomas P. Dunne
                                                 -------------------------------
                                             Name:  Thomas P. Dunne
                                             Title: Chief Executive Officer


                                             By: /s/ Kevin Murphy
                                                 -------------------------------
                                             Name:  Kevin Murphy
                                             Title: Vice President Finance

                                 CERTIFICATIONS

I, Thomas P. Dunne, certify that:

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 13, 2003

                                             /s/ Thomas P. Dunne
                                             -----------------------------------
                                             Thomas P. Dunne
                                             Chief Executive Officer

I, Edward Spear, certify that:

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 13, 2003

                                             /s/ Edward Spear
                                             -----------------------------------
                                             Edward Spear
                                             President

I, Kevin Murphy, certify that:

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 13, 2003

                                             /s/ Kevin Murphy
                                             -----------------------------------
                                             Kevin Murphy
                                             Vice President Finance