Form 10-K/A
period 2002-10-31
STEELCLOUD  INC
filed 2003-05-07
CIK 1058027

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

             (Item 10 - Item 13 information is incorporated by reference from portions of the Company's definitive Proxy Statement filed pursuant to Regulation 14A on February 28, 2003)

Item 14      Controls and Procedures...................................................................           20
Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K...........................           20

Signatures.............................................................................................           22

Introductory Note:

         This amendment No. 1 to Form 10-K/A is being filed to give effect to modify independent auditor's reports for Ernst & Young LLP dated December 21, 2001 and Grant Thornton LLP dated January 14, 2003.

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

                                              STEELCLOUD, INC.
Date: May 07, 2003                            By:

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



           Name                                          Title                              Date
           ----                                          -----                              ----


      /s/ Thomas P. Dunne
---------------------------------
         Thomas P. Dunne             Chief Executive Officer and Director            May 07, 2003

     /s/ Edward Spear
---------------------------------
       Edward Spear                  President, Chief Operating Officer and          May 07, 2003
                                     Director

     /s/ Kevin Murphy
---------------------------------
       Kevin Murphy                  Vice President, Finance                         May 07, 2003


---------------------------------
VADM E. A. Burkhalter USN (Ret.)     Director                                        May 07, 2003


---------------------------------
        James Bruno                  Director                                        May 07, 2003

      /s/ Jay Kaplowitz
---------------------------------
        Jay Kaplowitz                Director                                        May 07, 2003

    /s/ Benjamin Kreiger
---------------------------------
        Benjamin Kreiger             Director                                        May 07, 2003

       /s/ Richard Prins
---------------------------------
          Richard Prins              Director                                        May 07, 2003


                    CERTIFICATION BY THOMAS DUNNE PURSUANT TO
                       SECURITIES EXCHANGE ACT RULE 13A-14

I, Thomas Dunne, certify that:

1. I have reviewed this annual report on Form 10-K/A of SteelCloud;

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


Date: May 07, 2003
      ------------------------

                                          /s/ Thomas P. Dunne
                                          -----------------------------------
                                          Chief Executive Officer and Director

                    CERTIFICATION BY EDWARD SPEAR PURSUANT TO
                       SECURITIES EXCHANGE ACT RULE 13A-14

I, Edward Spear, certify that:

1. I have reviewed this annual report on Form 10-K/A of SteelCloud;

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

Date: May 07, 2003
      ------------------------

                                          /s/ Edward Spear
                                          -----------------------------------
                                          President, Chief Operating Officer
                                          and Director

                    CERTIFICATION BY KEVIN MURPHY PURSUANT TO
                       SECURITIES EXCHANGE ACT RULE 13A-14

I, Kevin Murphy, certify that:

1. I have reviewed this annual report on Form 10-K/A of SteelCloud;

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

Date: May 07, 2003
      ------------------------

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



/s/Grant Thornton LLP
Vienna, VA
January 14, 2003

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


Board of Directors
SteelCloud, Inc.

         We have audited the accompanying consolidated balance sheet of SteelCloud, Inc. (a Virginia Corporation) as of October 31, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended October 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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



/s/ Grant Thornton LLP
Vienna, Virginia
January 14, 2003

               REPORT OF ERNST & YOUNG, LLP, INDEPENDENT AUDITORS

The Board of Directors
SteelCloud, Inc.

We have audited the consolidated financial statement of SteelCloud, Inc (a Virginia corporation) as of October 31, 2001, and for each of the two years in the period ended October 31, 2001 and have issued our report thereon dated December 21, 2001 (Included elsewhere in this Form 10-K). Our audits also included the consolidated financial statement schedule for each of the two years in the period ended October 31, 2001 listed in Item 14 of this Form 10K/A. The schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the consolidated financial statement schedule for each of the two years in the period ended October 31, 2001 referred to above, when considered in relation to the basic consolidated financial statement taken as a whole, presents fairly in all material respects, the information set forth herein.

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