Form 10-Q
period 2003-04-30
STEELCLOUD  INC
filed 2003-06-12
CIK 1058027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                                   (Mark one)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2003

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
         Yes X      No
             ------   ------.
         Indicate by check mark whether the registrant is an accelerated filer
         (as defined in Rule 12b-2 of the Exchange Act). Yes       No X
                                                            -----     -----
         As of June 1, 2003 there were 10,121,808 shares of the registrant's common stock outstanding.

                                SteelCloud, Inc.
                                 Form 10-Q Index
                  For the Quarterly period ended April 30, 2003



   Description                                                                                            Page

Part I.             Financial Information...............................................................    3

Item 1.             Financial Statements................................................................
                    Consolidated Balance Sheets as of October 31, 2002 and April 30, 2003...............    3
                    Consolidated Statements of Operations for the three and six month periods ended
                    April 30, 2002 and 2003      .......................................................    4
                    Consolidated Statements of Cash Flows for the six month periods ended April 30,
                    2002 and 2003.......................................................................    5
                    Notes to the Consolidated Financial Statements......................................    6

Item 2.             Management's Discussion and Analysis of Financial Condition and Results of
                    Operations..........................................................................   10

Item 3.             Quantitative and Qualitative Disclosures About Market Risks.........................   17

Item 4.             Controls and Procedures.............................................................   17

Part II.            Other Information...................................................................   18

Item 1.             Legal Proceedings...................................................................   18

Item 4.             Submission of Matters to a vote of Security Holders.................................   18

Item 6.             Exhibits and Reports on Form 8-K....................................................   19


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STEELCLOUD, INC.
CONSOLIDATED BALANCE SHEETS

                                                                                      October 31,              April 30,
                                                                                         2002                    2003
                                                                                   ------------------     --------------------
                                         ASSETS                                                                (unaudited)
      Current assets
         Cash and cash equivalents                                                          $751,323                 $561,467
         Accounts receivable, net of allowance for doubtful
           accounts of $293,000 as of October 31, 2002 and
           April 30, 2003
                                                                                           6,082,340                4,301,092
         Inventory, net                                                                    4,180,812                3,882,346
         Deferred tax asset                                                                  400,000                  400,000
         Income tax receivable                                                                55,392                   55,392
         Prepaid expenses and other current assets                                           208,892                  350,366
         Deferred contract costs                                                           2,039,339                1,234,408
         Assets held for sale                                                                953,320                  332,347
                                                                                   ------------------     --------------------
      Total current assets                                                                14,671,418               11,117,418

         Property and equipment, net                                                         304,081                  350,890
         Equipment on lease, net                                                             574,272                  396,244
         Goodwill and other intangible assets, net                                         1,778,059                1,778,059
         Other assets                                                                        304,922                  278,682
                                                                                   ------------------     --------------------

      Total assets                                                                       $17,632,752              $13,921,293
                                                                                   ==================     ====================

                         LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities
          Accounts payable                                                                $3,620,580               $2,810,054
          Accrued expenses                                                                 1,542,277                1,514,144
          Notes payable, current                                                             503,823                  253,899
          Unearned revenue                                                                 4,507,859                1,866,465
          Liabilities related to held for sale operations                                    641,145                  434,139
                                                                                   ------------------     --------------------
      Total current liabilities                                                           10,815,684                6,878,701

      Note payable, long-term                                                                 60,000                   31,139

      Stockholders' equity
          Common stock, $.001 par value: 50,000,000 shares authorized,
            10,447,611 and 10,521,558 shares issued and outstanding at October
            31, 2002 and April 30, 2003                                                       10,448                   10,522
          Additional paid in capital                                                      39,553,017               39,618,541
          Treasury stock, 400,000 shares at October 31, 2002 and April 30, 2003,
            respectively                                                                  (3,432,500)              (3,432,500)
          Accumulated deficit                                                            (29,373,897)             (29,185,110)
                                                                                   ------------------     --------------------
      Total stockholders' equity                                                           6,757,068                7,011,453
                                                                                   ------------------     --------------------

      Total liabilities and stockholders' equity                                         $17,632,752              $13,921,293
                                                                                   ==================     ====================

The accompanying notes are an integral part of these consolidated financial statements.

STEELCLOUD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)


                                                           Three Months Ended                       Six Months Ended
                                                                April 30,                               April 30,
                                                        2002                2003                2002                2003
                                                   ---------------     ----------------    ----------------    ----------------

     Net revenues                                      $7,626,046           $8,219,870         $16,980,112         $15,854,038
     Cost of revenue                                    5,501,406            6,381,862          12,341,270          12,473,693
                                                   ---------------     ----------------    ----------------    ----------------

     Gross profit                                       2,124,640            1,838,008           4,638,842           3,380,345

     Selling and marketing                                247,375              336,225             561,196             634,949
     Research and product development                           -              110,595                   -             110,595
     General and administrative                         1,204,388            1,247,092           2,505,337           2,375,820
     Amortization of goodwill                              98,554                    -             197,108                   -
                                                   ---------------     ----------------    ----------------    ----------------

     Income from continuing operations                    574,323              144,096           1,375,201             258,981

     Interest expense, net                                  8,337                7,899              58,196              13,739
     Other expense, net                                    72,944                    -              68,789                   -
                                                   ---------------     ----------------    ----------------    ----------------
     Income before income taxes                           493,042              136,197           1,248,216             245,242
     Provision for income taxes                                 -                    -               1,200                   -
                                                   ---------------     ----------------    ----------------    ----------------
     Net income from continuing operations                493,042              136,197           1,247,016             245,242
     Loss from discontinued operations                    143,736               26,954             411,204              56,455
                                                   ---------------     ----------------    ----------------    ----------------
     Net income                                         $ 349,306            $ 109,243           $ 835,812           $ 188,787
                                                   ===============     ================    ================    ================

     Earnings per share (basic):
      Earnings from continuing operations                   $0.05               $ 0.01               $0.12              $ 0.02
      Discontinued operations                               (0.01)                   -               (0.03)                  -
                                                   ---------------     ----------------    ----------------    ----------------
      Net earnings per share                                $0.04               $ 0.01               $0.09              $ 0.02
                                                   ===============     ================    ================    ================

     Earnings per share (diluted):
      Earnings from continuing operations                   $0.04               $ 0.01               $0.11              $ 0.02
      Discontinued operations                               (0.01)                   -               (0.03)                  -
                                                   ---------------     ----------------    ----------------    ----------------
      Net earnings per share                                $0.03               $ 0.01               $0.08              $ 0.02
                                                   ===============     ================    ================    ================

     Weighted-average shares outstanding, basic         9,915,645           10,070,309           9,863,110          10,058,236
     Weighted-average shares outstanding, diluted      11,121,418           10,459,199          10,787,035          10,433,425


The accompanying notes are an integral part of these consolidated statements.

STEELCLOUD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                                                        Six Months Ended
                                                                                           April 30,
                                                                                     2002               2003
                                                                                --------------------------------

Operating activities
Net income                                                                         $835,812            $188,787
Loss from discontinued operations                                                   411,204              56,455
                                                                                --------------------------------
Net income from continuing operations                                             1,247,016             245,242

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment                             405,947             176,843
Amortization of goodwill and other intangibles                                      197,108                   -
Provision for bad debt                                                              100,577                   -
Impairment charge - investment                                                       75,000                   -
Stock compensation expense                                                           17,500                   -
Changes in operating assets and liabilities:
  Accounts receivable                                                             2,571,269           1,781,248
  Income tax receivable                                                           1,315,674                   -
  Inventory                                                                           2,774             334,932
  Prepaid expenses and other assets                                                  44,306            (115,234)
  Deferred contract costs                                                        (1,465,167)            804,931
  Accounts payable                                                               (2,004,405)           (810,526)
  Accrued expenses                                                                  791,058             (28,133)
  Unearned revenue and other liabilities                                          1,594,092          (2,641,394)
                                                                                --------------------------------

Net cash provided (used) by operating activities                                  4,892,749            (252,091)

Investing activities
Purchase of property and equipment                                                 (192,939)            (43,060)


Financing activities
Proceeds from issuance of common stock                                                    -              56,166
Proceeds from exercise of common stock options                                      228,288               9,432
Proceeds (payments) on notes payable                                                528,978            (317,815)
Repayments on line of credit, net                                                (3,836,754)                  -
                                                                                --------------------------------

Net cash used in financing activities                                            (3,079,488)           (252,217)
Net increase (decrease) in cash and cash equivalents of continuing
  operations                                                                      1,620,322            (547,368)
Net cash (used in) provided by operating activities of discontinued
  operations                                                                       (443,749)            357,512
Cash and cash equivalents at beginning of period                                    282,318             751,323
                                                                                --------------------------------

Cash and cash equivalents at end of period                                       $1,458,891            $561,467
                                                                                ================================


Supplemental cash flow information
Interest paid                                                                       $52,383              $8,914
Income taxes paid                                                                    $1,200                  $-

The accompanying notes are an integral part of these consolidated financial statements.

STEELCLOUD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

The consolidated financial statements for the three and six month periods ended April 30, 2003 and 2002 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K of SteelCloud, Inc. (the "Company") which includes consolidated financial statements and notes thereto for the years ended October 31, 2002 and 2001.

2.    Employee Stock Options

The Company accounts for employee stock option grants using the intrinsic method in accordance with Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees" and accordingly associated compensation expense, if any, is measured as the excess of the underlying stock price over the exercise price on the date of grant. The Company complies with the disclosure option of Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock Based Compensation", as amended by SFAS No. 148 "Accounting for Stock-Based Compensation--Transition and Disclosure" which requires pro-forma disclosure of compensation expense associated with stock options under the fair value method.

The Company's pro forma information follows:

                                                               Three Months Ended                 Six Months Ended
                                                                   April 30,                         April 30,
                                                             2002             2003             2002             2003
                                                          ------------    -------------     ------------    -------------

Net earnings, as reported..........................         $ 349,306        $ 109,243        $ 835,812         $188,787
Less: Total stock based employee compensation
expense determined under the fair-value based
method.............................................           341,607          103,314          573,796          211,407
                                                          ------------    -------------     ------------    -------------
Pro-Forma net earnings (loss)......................           $ 7,699         $  5,929        $ 262,016       $  (22,620)
                                                          ============    =============     ============    =============

Basic earnings per share as reported................           $ 0.04           $ 0.01           $ 0.09           $ 0.02
                                                          ============    =============     ============    =============
Basic pro-forma net earnings per share..............           $ 0.00           $ 0.00           $ 0.03           $ 0.00
                                                          ============    =============     ============    =============

Diluted earnings per share as reported...............          $ 0.03           $ 0.01           $ 0.08           $ 0.02
                                                          ============    =============     ============    =============
Diluted pro-forma net earnings per share.............          $ 0.00           $ 0.00           $ 0.02           $ 0.00
                                                          ============    =============     ============    =============

3. Discontinued Operations

The Company continually evaluates its operating facilities with regard to its long-term strategic goals established by management and the Board of Directors. Operating facilities, which are not expected to contribute to the Company's future operations are either closed or sold. On October 25, 2002, management, with the approval of the Board of Directors, determined that its Puerto Rico Industrial Manufacturing Operation ("PRIMO") would no longer contribute to future operations and therefore adopted a plan to dispose that operation effective on that date. The plan estimates that disposal will be complete in the later part of fiscal 2003. Accordingly, the Company has reflected PRIMO as discontinued operations in the current financial statements. As a result, prior year amounts have been reclassified to segregate the continuing operations from the discontinued operations. The Company is pursuing a sale of the PRIMO business. However, if a suitable buyer is not found in the foreseeable future, management may choose to shut down the PRIMO operations. The loss associated with the discontinued operation was approximately $27,000 and $56,000 for the three and six-month periods ended April 30, 2003. The Company believes that given the current environment of that market, discontinuing the operation was the best alternative.

A summary of the financial information for the discontinued operation is as follows:

                                                      Three Months Ended         Six Months Ended
                                                          April 30,                 April 30,
                                                      2002         2003         2002         2003
                                                   ------------ ------------ ------------ ------------
      Net revenues...........................      $451,162      $36,348     $783,321      $80,992
      Gross profit...........................       105,421       34,456      112,557       67,837
      Loss from discontinued operations......      (143,736)     (26,954)    (411,204)     (56,455)

                                                                     October 31,      April 30,
                                                                        2002             2003
                                                                   ---------------- ---------------
      Accounts receivable, net.............................              $ 682,978       $ 127,488
      Inventory, net.......................................                188,698         161,471
      Other assets.........................................                 81,644          43,388
                                                                   ---------------- ---------------
      Total assets.........................................                953,320         332,347
                                                                   ================ ===============

      Accrued expenses.....................................               $590,526        $383,520
      Accounts payable and other liabilities...............                 50,619          50,619
                                                                   ---------------- ---------------
      Total liabilities....................................                641,145         434,139
                                                                   ================ ===============

4. Inventory and Deferred Contract Costs

Inventory consists of materials and components used in the assembly of the Company's products and are stated at the lower of cost or market as determined by the first-in first-out (FIFO) method. The Company periodically evaluates its inventory obsolescence reserve to ensure inventory is recorded at net realizable value. As of April 30, 2003, the Company had an inventory reserve of approximately $585,000. Of that reserve, approximately $460,000 relates to inventory on-hand resulting from the termination of a significant contract with the Federal Government for which a claim has been submitted to recover those inventory costs. The Company believes that as part of the adjudication process, there will be negotiations of our initial claim amount. Accordingly, our reserve is based on our best estimate of that adjudication process. The remainder of our reserve represents estimates of potential shrinkage that are inherent in the purchasing and assembly process.

Deferred contract costs represents costs associated with products where title has transferred but revenue has been deferred in accordance with the Company's revenue recognition policy. At April 30, 2003, the Company had recorded approximately $1.2 million of deferred contract costs.


5. Debt

On March 31, 2003, the Company amended its primary line of credit whereby the maximum availability was decreased from $7.5 million to $3.5 million. The note bears interest at the lower of (a) the Lender's Prime Rate per annum or (b) the LIBOR Market Index Rate plus 2.5%. The line of credit expires on March 31, 2004. There was no outstanding balance on the line of credit at October 31, 2002 and April 30, 2003.

On February 1, 2002, the Company executed a promissory note in conjunction with their line of credit in the amount of $725,000. The note bears interest at the lower of (a) the Lender's Prime Rate per annum or (b) the LIBOR Market Index Rate plus 2.5% and matures on July 5, 2003. The Company's monthly principal payments are approximately $43,000. The outstanding balance on the promissory note at October 31, 2002 and April 30, 2003 was approximately $384,000 and $128,000 respectively.

On April 1, 2002, the Company executed a two-year promissory note in conjunction with a litigation settlement reached in March 2002 for approximately $240,000. The promissory note bears interest at the prime rate and matures in May 2004. The Company makes monthly payments of $10,000 plus accrued interest. The outstanding balance on the note at October 31, 2002 and April 30, 2003 was approximately $180,000 and $120,000 respectively.


6.   Contract Revenue

For the six-month period ended April 30, 2003, the Company's deferred contract revenue related to a server appliance contract awarded was approximately $1.6 million. The deferred revenue represents payments received for milestones achieved prior to shipment. This revenue will be recognized over the remaining life of the contract as units are shipped under the contract, which is scheduled for completion in August 2003.

7.   Earnings Per Share

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

OVERVIEW

Founded in 1987, SteelCloud, Inc, based in Dulles, Virginia, designs, develops and manufactures customized computer servers and network appliances. The Company's primary business focus is to develop and manufacture products on an OEM basis ("Original Equipment Manufacturer") for strategic software, technology, and managed services partners. With its strategic partners, SteelCloud creates and uniquely brands ready-to-use turnkey network server appliance solutions combining both hardware and software. The Company integrates its partner's, or other third-party software, into a custom designed server platform. SteelCloud manufactures the resulting product under the partner's brand name allowing the partner to deliver a complete turnkey solution. Steel Cloud's customer is its OEM partner rather than the end-user. The partner is responsible for selling and distributing the OEM products developed by SteelCloud. The Company enhances its product development and manufacturing capability by providing custom supply chain and logistics support services to its partners.

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

FISCAL 2003

Product Development

In fiscal 2003, SteelCloud undertook initiatives to enhance its product offerings and improve its margins. Product packaging including the appliance chassis has become a major differentiating factor in the marketing of an appliance server. SteelCloud has increased its capability to develop both custom and standard chassis offerings for its clients. The result of this work has been three new appliance platforms that can be easily tailored to the needs of a particular software package or technology. The Company believes that the intellectual property that it has developed will enable it to be more competitive from a packaging perspective while decreasing the costs necessary to bring a product to market. With its goal of increasing margins, in the second quarter of fiscal 2003, SteelCloud expanded its appliance business model to encompass more direct control in the development and marketing of its appliances. The Company is developing a family of hardened (highly secured operating system) security appliances that it will offer as SteelCloud product or as co-branded appliances with its software partners. Accordingly, the Company commenced its research and development activities associated with these new product offerings in its second quarter of fiscal 2003. During the quarter, the Company incurred research and development costs of $110,600, which is a significant increase over the same period in the prior year. The Company will continue to incur these costs as these products are brought to market. The Company anticipates that these products will be released to market in the latter part of fiscal 2003.

Discontinued Operations

The Company continually evaluates its operating facilities with regard to its long-term strategic goals established by management and the Board of Directors. Operating facilities, which are not expected to contribute to the Company's future operations are either closed or sold. On October 25, 2002, management, with the approval of the Board of Directors, determined that its Puerto Rico Industrial Manufacturing Operation ("PRIMO") would no longer contribute to future operations and therefore adopted a plan to dispose that operation effective on that date. The plan estimates that disposal will be complete in the latter part of fiscal 2003. Accordingly, the Company has reflected PRIMO as discontinued operations in the current financial statements. As a result, prior year amounts have been reclassified to segregate the continuing operations from the discontinued operations. The Company is pursuing a sale of the PRIMO business. However, if a suitable buyer is not found in the foreseeable future, management may choose to shut down the PRIMO operations. The loss associated with the discontinued operation was approximately $27,000 and $56,000 for the three and six-month periods ended April 30, 2003. The Company believes that given the current environment of that market, discontinuing the operation was the best alternative.

Goodwill and Other Intangible Assets

Effective November 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". As a result, the Company no longer amortizes goodwill and periodically tests goodwill for possible impairment. For the three and six month periods ended April 30, 2003, reduction in goodwill amortization was approximately $99,000 and $197,000. Summarized below are the effects on net income and net income per share if we had not amortized goodwill pursuant to the provisions of SFAS No. 142 for all periods presented.


                                                      Three Months Ended                Six Months Ended
                                                          April 30,                        April 30,
                                                     2002            2003            2002             2003
                                                 -------------    ------------    ------------     ------------
Net income
   As reported..............................        $ 349,306       $ 109,243        $835,812         $188,787
   Add goodwill amortization................           98,554               -         197,108                -
                                                 -------------    ------------    ------------     ------------
   Adjusted net income......................        $ 447,860       $ 109,243      $1,032,920         $188,787

Earnings per share:
Basic:
   As reported..............................            $0.04           $0.01           $0.09            $0.02
   Add goodwill amortization................             0.01               -            0.02                -
                                                 -------------    ------------    ------------     ------------
   Adjusted earnings per share (basic)......            $0.05           $0.01           $0.11            $0.02

Diluted:
   As reported..............................            $0.03           $0.01           $0.08            $0.02
   Add goodwill amortization................             0.01               -            0.02                -
                                                 -------------    ------------    ------------     ------------
   Adjusted earnings per share (diluted)....            $0.04           $0.01           $0.10            $0.02

Significant Contract

In January 2002, the Company was awarded several contracts by a Government Integrator valued at more than $10.5 million for customized servers. The Company commenced work under the contracts in February 2002 and is expected to complete the contracts by August 2003. For the three-month and six-month periods ended April 30, 2003, the Company recognized revenue of approximately $2.5 million and $4.4 million, respectively (or approximately 31% and 28%, respectively, of total net revenues). The Company has deferred revenues of approximately $1.6 million and deferred contract costs of approximately $1.2 million associated with this contract as of April 30, 2003. These amounts will be recognized over the life of the contracts as units are shipped. In addition, for the six-month period ended April 30, 2003, the Company had other contracts with this same customer totaling approximately $172,000 or 1% of its net revenues.

CRITICAL ACCOUNTING POLICIES

The Company believes the following represents an update of its critical accounting policies from October 31, 2002:

Significant Customers

As of April 30, 2003, the Company generated approximately $4.6 million and $1.7 million or 29% and 11% of its total net revenues from contracts and awards with Lockheed Martin and General Services Administration for the six-month period then ended, respectively. Given the nature of the products manufactured by the Company as well as the delivery schedules established by its partners, revenue and accounts receivable concentration by any single customer will fluctuate from quarter to quarter. The Company anticipates that concentration levels will decrease as its customer base and new product offerings expand in future periods. Future revenues and results of operations could be adversely affected should these customers reduce their purchases, eliminate product lines or choose not to continue to buy products and services from SteelCloud.

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

RESULTS OF OPERATIONS

For the three and six months ended April 30, 2003 compared to the three and six months ended April 30, 2002

Net revenues for the three months ended April 30 were $8,219,870 in fiscal 2003 as compared to $7,626,046 in fiscal 2002, an increase of approximately 8%. Revenues from contracts and government awards increased to approximately $4.5 million in fiscal 2003 from $1.7 million in fiscal 2002, an increase of approximately 159%. The increase was primarily the result of a $1.5 million award with the federal government in the second quarter of fiscal 2003 in addition to increased deliveries on the Company's $10 million server appliance contract. Revenues under the server appliance contract for the three months ended April 30, 2003 was approximately $2.5 million compared to approximately $1.4 million for the same period in fiscal 2002. In addition, the Company experienced revenue growth in its OEM products, reselling activities and consulting services. These increases offset a decrease in revenue from one of the Company's significant customers, Network Associates, for which the supply agreement expired on December 31, 2002. Revenues from this customer were approximately $3.6 million for the three months ended April 30, 2002 compared to approximately $221,000 for the three months ended April 30, 2003, a decrease of approximately $3.4 million. For the six month period ended April 30, 2003 and 2002, net revenues were $15,854,038 and $16,980,112, respectively. Revenues under the Network Associates supply agreement for the six months ended April 30, 2003 and 2002 were approximately $435,000 and $11.1 million, respectively. The Company will continue to expand its sales force and product offerings in order to diversify its revenue sources.

Gross margins, as a percentage of net revenues, decreased to 22.4% for the three months ended April 30, 2003 from 27.9% for the three months ended April 30, 2002. The decrease in gross margin is primarily the result of the Company's shift in its product mix and revenue sources during fiscal 2003. Accordingly, gross margins as a percentage of revenues, will fluctuate from quarter to quarter. In addition, the Company has not begun to realize the anticipated effects of its new strategy to boost margins via new product development.

For the three months ended April 30, selling and marketing expenses increased 36% to $336,225 in fiscal 2003 from $247,375 in fiscal 2002. In fiscal 2003, the Company increased its sales force to expand markets and produce revenue growth. During the second quarter of fiscal 2003, costs associated with new sales positions and sales incentives increased by approximately $50,000 over the same period in fiscal 2002. For the six months ended April 30, selling and marketing expenses increased to $634,949 in fiscal 2003 from $561,196 in fiscal 2002, approximately a 13% increase. The Company continues to invest in selling and marketing initiatives in order to expand its customer base and successfully deploy its new product offerings.

General and administrative expense for the three months ended April 30, 2003 increased approximately 4% to $1,247,092 from $1,204,388 for the same period in fiscal 2002. As a percentage of net revenues, general and administrative costs decreased slightly to 15% for fiscal 2003 from 16% in fiscal 2002. During the second quarter of fiscal 2003, the Company increased its general and administrative salaries and benefits by approximately $54,000 over the same period in the previous year. For the six month period ended April 30, general and administrative expenses decreased approximately 5% to $2,375,820 in fiscal 2003 from $2,505,337 in fiscal 2002. The reduction of approximately $130,000 primarily is the result of overall decreased salaries and benefits in fiscal 2003 compared to fiscal 2002.

It is important to note that during the second quarter of fiscal 2003, the Company commenced its efforts in developing its own products and appliances. Accordingly, the Company incurred approximately $110,600 of research and development costs for the three months ended April 30, 2003. The Company will continue to incur these expenses in order to bring these products to market. The Company anticipates that these products will be released to market during the latter part of fiscal 2003.

Other expense, including interest, for the three months ended April 30, 2003 decreased to $7,899 from $81,281 for the three months ended April 30, 2002. Interest expense remained flat during fiscal 2002 and 2003, decreasing slightly from $8,337 to $7,899, respectively. For the six months ended April 30, 2003, other expense, including interest, decreased to $13,739 from $126,985 for the six months ended April 30, 2002. The decrease is the result of the Company recording an impairment charge of $75,000 relating to the decline in market value of one of its investments during the second quarter of fiscal year 2002. In addition, the decrease can be attributable to the Company's reduction in its outstanding debt during fiscal 2003 as well as an overall decline in the short-term interest rate in fiscal 2003 compared to fiscal 2002.

For the three and six month periods ending April 30, 2003, there was no provision for income taxes, as the Company has approximately $8.5 million in net operating loss carryforwards for income tax reporting purposes, which are available to offset current and future taxable income. A valuation allowance has been established against the associated deferred tax asset to reflect the asset at an amount that more likely than not will be realized.

The Company reported net income from continuing operations of $136,197 for the three months ended April 30, 2003, as compared to net income from continuing operations of $493,042 for the same period in the prior year. For the six months ended April 30, the Company reported net income from continuing operations of $245,242 for fiscal 2003 as compared to a net income from continuing operations of $1,247,016 for fiscal 2002. This decrease was a result of the Company's decline in gross margins and the increase in selling, general and administrative costs during the three and six-month periods ended April 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

The principal source of the Company's cash is from its operations. For the six months ended April 30, 2003, the Company used approximately $252,091 in cash flow for its operating activities. The Company generated net income from continuing operations of $245,242, collected approximately $1,781,248 of its receivables, reduced inventory by $334,932 and recognized deferred costs of $804,931. The cash generated was primarily used to pay accounts payable and accrued expenses of approximately $810,526. In addition, the Company recognized deferred revenue of $2,641,394.

Funds used for investing activities consisted of the purchase of property, equipment and leased assets of approximately $43,060. Net cash used for financing activities consisted of repayments of notes payable of $317,815.

On March 31, 2003, the Company amended its existing line of credit from $7.5 million to $3.5 million, with an expiration date of March 31, 2004, bearing interest at the lower of (a) prime rate or (b) the LIBOR Market Index Rate plus 2.5%. As of April 30, 2003, the Company had no advances on its line of credit; however, the available borrowing capacity was approximately $3.4 million.

On February 1, 2002, the Company executed a promissory note in conjunction with their line of credit in the amount of $725,000. The note bears interest at the lower of (a) the Lender's Prime Rate per annum or (b) the LIBOR Market Index Rate plus 2.5% and matures on July 5, 2003. The Company makes monthly principal payments of approximately $43,000. The outstanding balance on the promissory note at June 1, 2003 was approximately $85,000.

On April 1, 2002, the Company settled its litigation with Microsoft. In conjunction with the settlement, the Company executed a two-year promissory note with Microsoft for approximately $240,000 bearing interest at the prime rate and with a maturity date of May 2004. The note is payable in monthly payments of $10,000 plus accrued interest. As of June 1, 2003 the outstanding balance on the note was approximately $110,000.

As of April 30, 2003, the Company had working capital of approximately $4.2 million and cash on hand of approximately $561,000 compared to working capital of approximately $3.9 million and cash on hand of approximately $751,323 as of October 31, 2002. The increase in working capital is due the collection of receivables, reduction of inventory and recognition of deferred contract revenues and costs. The Company believes the bank facility, together with cash on hand, and projected cash generated from operations will provide sufficient financial resources to finance the current operations of the Company through fiscal 2003.

From time to time, the Company may pursue strategic acquisitions or mergers, which may require significant additional capital, and additional capital may be required to satisfy unusual or infrequent expenses. In such event, the Company may seek additional financing of debt and/or equity.

OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations and Commercial Commitments

The Company's significant contractual obligations as of April 30, 2003 are for debt and operating leases. Debt by year of maturity and future rental payments under operating lease agreements are presented below. As of April 30, 2003, the Company does not have an outstanding balance on its line of credit and does not have any purchase obligations. The Company has not engaged in off-balance sheet financing, commodity contract trading or significant related party transactions.


----------------------------------- ------------------------------------------------------------------------------
Contractual Obligations                                        Payments Due by Period

----------------------------------- ------------------------------------------------------------------------------
                                         Total          Less than 1      1-3 years      4-5 years      After 5
                                                           year                                         years
----------------------------------- ----------------- ---------------- --------------- ------------- -------------
Notes payable - current                   $  253,899        $ 253,899               -             -             -
----------------------------------- ----------------- ---------------- --------------- ------------- -------------
Notes payable - long term                 $   31,139                -       $  19,353       $11,786             -
----------------------------------- ----------------- ---------------- --------------- ------------- -------------
Operating lease                           $  707,977        $ 433,316       $ 274,661             -             -
----------------------------------- ----------------- ---------------- --------------- ------------- -------------

The Company will receive $109,317 in aggregate sublease income through the remainder of fiscal 2003.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 15, 2002, the Company held its 2002 Annual Meeting of Shareholders. At the annual meeting, the Company's shareholders were asked to vote upon: (i) the election of two Class II directors, and (ii) the appointment of an independent accounting firm for the ensuing year.

The following persons were elected as directors of the company for the ensuing year by the votes next to such persons name:

                                               FOR                    WITHHELD

James Bruno                                 9,333,196                  52,859
VADM E.A. Burkhalter, Jr. USN               9,327,246                  58,809

James Bruno and VADM E.A. Burkhalter, Jr. USN were each elected as Class II Directors and shall serve until their respective successors have been duly elected and qualified.


Grant Thornton LLP was approved to act as the Company's independent certified public accountants for the ensuing year by the following vote:

                          FOR               AGAINST               ABSTAIN

                       9,364,010            17, 285                4,760

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit 11.1: Statement of computation of earnings per share.

99.1 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 by Thomas P. Dunne

99.2 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 by Kevin Murphy


(b) Reports on Form 8-K

On March 13, 2003, the Company filed a report on Form 8-K pursuant to Item 5 "Other Events" and Item 7 "Financial Statements, Pro Forma Financial Information and Exhibits".


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

June 11, 2003                        STEELCLOUD, INC.


                                              By: /s/ Thomas P. Dunne
                                                  -------------------
                                              Name: Thomas P. Dunne
                                              Title: Chief Executive Officer


                                              By: /s/ Kevin Murphy
                                                  ----------------
                                              Name: Kevin Murphy
                                              Title:  Vice President Finance

                                 CERTIFICATIONS

I, Thomas P. Dunne, certify that:

1.I have reviewed this quarterly report on Form 10-Q of SteelCloud, Inc.;

2.Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 11, 2003
                                                         /s/ Thomas P. Dunne
                                                        ------------------------
                                                        Thomas P. Dunne
                                                        Chief Executive Officer

I, Edward Spear, certify that:

1.I have reviewed this quarterly report on Form 10-Q of SteelCloud, Inc.;

2.Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 11, 2003
                                                                /s/ Edward Spear
                                                                ----------------
                                                                Edward Spear
                                                                President

I, Kevin Murphy, certify that:

1.I have reviewed this quarterly report on Form 10-Q of SteelCloud, Inc.;

2.Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 11, 2003
                                                          /s/ Kevin Murphy
                                                          ----------------
                                                          Kevin Murphy
                                                          Vice President Finance