Form 10-Q
period 2003-07-31
STEELCLOUD  INC
filed 2003-09-15
CIK 1058027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                                   (Mark one)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

As of September 1, 2003 there were 10,416,011 shares of the registrant's common stock outstanding.

                                SteelCloud, Inc.
                                 Form 10-Q Index
                  For the Quarterly period ended July 31, 2003


Description                                                                                           Page
-----------                                                                                           ----
Part I.      Financial Information..................................................................    3

Item 1.      Financial Statements...................................................................
             Consolidated Balance Sheets as of July 31, 2003 and October 31, 2002...................    3
             Consolidated Statements of Operations for the three and nine month periods ended
             July 31, 2003 and 2002       ..........................................................    4
             Consolidated Statements of Cash Flows for the nine periods ended July 31, 2003 and
             2002...................................................................................    5
             Notes to the Consolidated Financial Statements.........................................    6

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of
             Operations.............................................................................    9

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.............................   16

Item 4.      Controls and Procedures................................................................   16

Part II.     Other Information......................................................................   16

Item 1.      Legal Proceedings......................................................................   16

Item 4.      Submission of Matters to a Vote of Security Holders....................................   17

Item 6.      Exhibits and Reports on Form 8-K.......................................................   17


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STEELCLOUD, INC.
CONSOLIDATED BALANCE SHEET


                                                                                 October 31,          July 31,
                                                                                     2002              2003
                                                                                ------------       ------------
                                                                                                   (unaudited)
                                     ASSETS

Current assets
   Cash and cash equivalents                                                    $    751,323       $  1,046,552
   Accounts receivable, net of allowance for doubtful
      accounts of $293,000 as of October 31, 2002 and July 31, 2003                6,082,340          3,917,127
   Inventory, net                                                                  4,180,812          3,585,883
   Deferred tax asset                                                                400,000            400,000
   Income tax receivable                                                              55,392             55,392
   Prepaid expenses and other current assets                                         208,892            298,792
   Deferred contract costs                                                         2,039,339            312,888
   Assets held for sale                                                              953,320            386,981
                                                                                ------------       ------------
 Total current assets                                                             14,671,418         10,003,615

   Property and equipment, net                                                       304,081            397,788
   Equipment on lease, net                                                           574,272            373,494
   Goodwill and other intangible assets, net                                       1,778,059          1,778,059
   Other assets                                                                      304,922            266,856
                                                                                ------------       ------------

Total assets                                                                    $ 17,632,752       $ 12,819,812
                                                                                ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                                                             $  3,620,580       $  2,472,398
   Accrued expenses                                                                1,542,277          1,706,714
   Notes payable, current                                                            503,823            152,644
   Unearned revenue                                                                4,507,859            620,662
   Liabilities held for sale                                                         641,145            518,843
                                                                                ------------       ------------
Total current liabilities                                                         10,815,684          5,471,261

Note payable, long-term                                                               60,000             63,548

Stockholders' equity
   Common stock, $.001 par value: 50,000,000 shares authorized,
      10,447,611 and 10,775,511 shares issued and outstanding at October
      31, 2002 and July 31, 2003, respectively                                        10,448             10,776
   Additional paid in capital                                                     39,553,017         39,833,146
   Treasury stock, 400,000 shares at October 31, 2002 and July 31, 2003,
      respectively                                                                (3,432,500)        (3,432,500)
    Accumulated deficit                                                          (29,373,897)       (29,126,419)
                                                                                ------------       ------------
Total stockholders' equity                                                         6,757,068          7,285,003
                                                                                ------------       ------------

Total liabilities and stockholders' equity                                      $ 17,632,752       $ 12,819,812
                                                                                ============       ============


The accompanying notes are an integral part of these consolidated financial statements.

STEELCLOUD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)


                                                                Three Months Ended              Nine Months Ended
                                                                      July 31,                       July 31,
                                                           ----------------------------    ----------------------------
                                                               2002            2003            2002             2003
                                                           ------------    ------------    ------------    ------------
Net revenues                                               $  6,390,414    $  8,156,414    $ 23,370,526    $ 24,011,858
Cost of revenue                                               4,592,834       6,498,483      16,934,104      18,973,582
                                                           ------------    ------------    ------------    ------------

Gross profit                                                  1,797,580       1,657,931       6,436,422       5,038,276

Selling and marketing                                           324,264         292,626         885,460         927,575
General and administrative                                    1,178,209       1,139,723       3,683,546       3,515,543
Research and product development                                      -         186,140               -         296,735
Amortization of goodwill                                         98,554               -         295,662               -
                                                           ------------    ------------    ------------    ------------

Income from operations                                          196,553          39,442       1,571,754         298,423

Interest expense (income), net                                    6,339            (937)         64,535          12,802
Other expense, net                                               42,897               -         111,686               -
                                                           ------------    ------------    ------------    ------------

Income from operations before income taxes
                                                                147,317          40,379       1,395,533         285,621
Provision for income taxes                                            -               -           1,200               -
                                                           ------------    ------------    ------------    ------------

Net income from continuing operations                           147,317          40,379       1,394,333         285,621
Loss from discontinued operations                               (46,145)        (30,071)       (457,348)        (86,526)
                                                           ------------    ------------    ------------    ------------
Net income                                                      101,172          10,308         936,985         199,095
                                                           ============    ============    ============    ============

     Earnings per share (basic):
      Earnings from continuing operations                          0.01            0.01            0.14            0.03
      Discontinued operations                                      0.00            0.00           (0.05)          (0.01)
                                                           ------------    ------------    ------------    ------------
      Net earnings per share                                       0.01            0.01            0.09            0.02
                                                           ============    ============    ============    ============

     Earnings per share (diluted):
      Earnings from continuing operations                          0.01            0.01            0.13            0.03
      Discontinued operations                                      0.00            0.00           (0.04)          (0.01)
                                                           ------------    ------------    ------------    ------------
      Net earnings per share                                       0.01            0.01            0.09            0.02
                                                           ============    ============    ============    ============



     Weighted-average shares outstanding, basic               9,915,645      10,164,928       9,863,110      10,078,815
     Weighted-average shares outstanding, diluted            11,121,418      11,014,984      10,787,035      10,577,491



The accompanying notes are an integral part of these consolidated statements.

STEELCLOUD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)


                                                                                           Nine Months Ended
                                                                                               July 31,
                                                                                        2002              2003
                                                                                     -----------       -----------
Operating activities
Net income                                                                           $   936,985       $   199,095
Loss from discontinued operations                                                        457,348            86,526
                                                                                     -----------       -----------
Net income from continuing operations                                                  1,394,333           285,621

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment                                  565,342           251,915
Amortization of goodwill and other intangibles                                           295,662
Provision for bad debt                                                                   261,740
Loss (gain) on sale of lease                                                               5,396
Impairment charge - investment                                                           112,500
Stock compensation expense                                                                17,500
Changes in operating assets and liabilities:
  Accounts receivable                                                                  1,066,375         2,165,213
  Income tax receivable                                                                1,315,674
  Inventory                                                                             (200,120)          631,395
  Prepaid expenses and other assets                                                      (26,769)          (51,833)
  Deferred contract costs                                                             (1,766,488)        1,726,451
  Accounts payable                                                                      (683,876)       (1,051,371)
  Accrued expenses                                                                       558,946           164,437
  Unearned revenue and other liabilities                                               2,226,981        (3,887,197)
                                                                                     -----------       -----------

Net cash provided (used) by operating activities                                       5,143,196           234,631

Investing activities
Purchase of property and equipment                                                      (206,662)          (99,421)


Financing activities
Proceeds from issuance of common stock                                                                      56,166
Proceeds from exercise of common stock options                                           272,694           224,291
Proceeds (payments) on notes payable                                                     367,289          (477,950)
Repayments on line of credit, net                                                     (3,836,754)
                                                                                     -----------       -----------

Net cash used in financing activities                                                 (3,196,771)         (197,493)
Net increase (decrease) in cash and cash equivalents of continuing                     1,739,763           (62,283)
  operations
Net cash (used in) provided by operating activities of discontinued                     (614,763)          357,512
  operations
Cash and cash equivalents at beginning of period                                         282,318           751,323
                                                                                     -----------       -----------

Cash and cash equivalents at end of period                                           $ 1,407,317       $ 1,046,552
                                                                                     ===========       ===========

Supplemental cash flow information
Interest paid                                                                        $    52,383       $    19,647

Income taxes paid                                                                    $     1,200       $         0



The accompanying notes are an integral part of these consolidated financial statements.

STEELCLOUD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

The consolidated financial statements for the three and nine month periods ended July 31, 2003 and 2002 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K of SteelCloud, Inc. (the "Company") filed on January 29, 2003 with the Securities and Exchange Commission.

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

The Company's pro forma information follows:


                                                                       Three Months Ended             Nine Months Ended
                                                                            July 31,                      July 31,
                                                                      2002            2003            2002           2003
                                                                    --------        --------        -------       ----------
Net earnings, as reported ...................................       $101,172          10,308        936,985          199,095
Less: Total stock based employee compensation
expense determined under the fair-value based
method ......................................................        222,651         113,405        796,447          324,813
                                                                    --------        --------        -------       ----------
Pro-Forma net (loss) earnings ...............................       (121,479)       (103,097)       140,538         (125,718)
                                                                    ========        ========        =======       ==========

Basic earnings per share as reported ........................           0.01            0.00           0.09             0.02
                                                                    ========        ========        =======       ==========
Basic pro-forma net earnings per share ......................          (0.01)          (0.01)          0.01            (0.01)
                                                                    ========        ========        =======       ==========

Diluted earnings per share as reported ......................           0.01            0.00           0.09             0.02
                                                                    ========        ========        =======       ==========
Diluted pro-forma net earnings per share ....................          (0.01)          (0.01)          0.01            (0.01)
                                                                    ========        ========        =======       ==========


3. Discontinued Operations

The Company continually evaluates its operating facilities with regard to its long-term strategic goals established by management and the Board of Directors. Operating facilities, which are not expected to contribute to the Company's future operations are either closed or sold. On October 25, 2002, management, with the approval of the Board of Directors, determined that its Puerto Rico Industrial Manufacturing Operation ("PRIMO") would no longer contribute to future operations and therefore adopted a plan to dispose that operation effective on that date. Accordingly, the Company has reflected PRIMO as discontinued operations in the current financial statements. As a result, prior year amounts have been reclassified to segregate the continuing operations from the discontinued operations. The Company anticipates that the losses for the remainder of the fiscal year associated with PRIMO will not be material. The loss associated with the discontinued operation was approximately $30,000 and $87,000 for the three and nine-month periods ended July 31, 2003. The Company believes that given the current environment of that market, discontinuing the operation was the best alternative.

A summary of the financial information for the discontinued operation is as follows:


                                                         Three Months Ended                 Nine Months Ended
                                                              July 31,                         July 31,
                                                        2002             2003           2002             2003
                                                    ----------        -----------    -----------      -----------
Net revenues ...............................        $  648,388        $   223,849    $ 1,431,709      $   228,355
Gross profit (loss) ........................           178,872             12,963        291,429           80,800
Loss from discontinued operations ..........           (46,145)           (30,071)      (457,348)         (86,526)


                                                    October 31,         July 31,
                                                       2002               2003
                                                    ----------        -----------
Accounts receivable, net ...................        $  682,978        $   262,434
Inventory, net .............................           188,698             60,736
Other assets ...............................            81,644             63,811
                                                    ----------        -----------
Total assets ...............................           953,320            386,981
                                                    ==========        ===========

Accrued expenses ...........................        $  590,526        $   518,843
Accounts payable and other liabilities .....            50,619                  -
                                                    ----------        -----------
Total liabilities ..........................           641,145            518,843
                                                    ==========        ===========


4. Inventory and Deferred Contract Costs

Inventory consists of materials and components used in the assembly of the Company's products and are stated at the lower of cost or market as determined by the first-in first-out (FIFO) method. The Company periodically evaluates its inventory obsolescence reserve to ensure inventory is recorded at net realizable value. As of July 2003, the Company had an inventory reserve of approximately $585,637. Of that reserve, approximately $460,000 relates to inventory on-hand resulting from the termination of a significant contract with the Federal Government for which a claim has been submitted to recover those inventory costs. The Company believes that as part of the adjudication process, there will be negotiations of our initial claim amount. Accordingly, our reserve is based on our best estimate of that adjudication process. The remainder of our reserve represents estimates of potential shrinkage that are inherent in the purchasing and assembly process.

Deferred contract costs represents costs associated with products where title has transferred but revenue has been deferred in accordance with the Company's revenue recognition policy. At July 31, 2003, the Company had recorded approximately $312,888 of deferred contract costs of which approximately $242,000 related to its server appliance contract.

5. Debt

On March 31, 2003, the Company amended its primary line of credit whereby the maximum availability was decreased from $7.5 million to $3.5 million. The note bears interest at the lower of (a) the Lender's Prime Rate per annum or (b) the LIBOR Market Index Rate plus 2.5%. The line of credit expires on March 31, 2004. There was no outstanding balance on the line of credit at October 31, 2002 and July 31, 2003.

On February 1, 2002, the Company executed a promissory note in conjunction with their line of credit in the amount of $725,000. The note bears interest at the lower of (a) the Lender's Prime Rate per annum or (b) the LIBOR Market Index Rate plus 2.5% and matures on July 5, 2003. The Company's monthly principal payments are approximately $43,000. The outstanding balance on the promissory note at October 31, 2002 and July 31, 2003 was approximately $384,000 and $0 respectively.

On April 1, 2002, the Company executed a two-year promissory note in conjunction with a litigation settlement reached in March 2002 for approximately $240,000. The promissory note bears interest at the prime rate and matures in May 2004. The Company makes monthly payments of $10,000 plus accrued interest. The outstanding balance on the note at October 31, 2002 and July 31, 2003 was approximately $180,000 and $90,000 respectively.

6.   Unearned Revenue

For the nine-month period ended July 31, 2003, the unearned revenue was approximately $621,000, which represents payments received for products and services prior to performance. Approximately $315,000 of unearned revenue relates to the Company's server appliance contract. Revenue under this contract will be recognized over the remaining life of the contract as units are shipped, which is scheduled for completion in October 2003.

7.   Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the period and is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding plus common stock equivalents associated with stock options and is calculated by dividing net income (loss) by the weighted average number of common shares outstanding used in the basic earnings per share calculation plus the number of common stock equivalents determined under the treasury stock method.

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

OVERVIEW

Founded in 1987 and based in Dulles, Virginia, SteelCloud, Inc, designs, develops and manufactures network security appliances and custom computer servers. The Company also develops proprietary software to optimize the performance of its security appliances. In addition, the company provides technical consulting and general information technology services directly to organizations in both the public and private sectors.

SteelCloud's network security appliances are developed in collaboration with some of the world's premiere software companies. Recently, SteelCloud began to brand and co-brand appliances that are specially designed and optimized to deliver a dedicated network service such as antivirus gateway protection, intrusion detection and secure content management.

Custom computer servers are designed to meet the precise needs of volume customers. These systems reduce the customer's investments in logistics, integration capacity and support.

SteelCloud's consulting services organization provides clients with a seamless extension of their own IT organizations. As an element of its cosulting business, the Company resells hardware and software products. Expert technical services include network analysis, security, design, troubleshooting and implementation. These services also complement the company's network security appliance offerings.

FISCAL 2003

Product Development

In fiscal 2003, SteelCloud undertook initiatives to enhance its product offerings and improve its margins. The Company is developing a family of hardened (highly secured operating system) security appliances that it will offer as SteelCloud product or as co-branded appliances with its software partners. Accordingly, the Company commenced its research and development ("R&D") activities associated with these new product offerings in its second quarter of fiscal 2003. The result of this work has been new appliance platforms that can be easily tailored to the needs of a particular software package or technology and SteelCloud Secure Console (SC2).

The Company believes that this intellectual property ("IP") it has developed will enable it to improve margins and increase revenues. With its goal of increasing margins, SteelCloud expanded its appliance business model to encompass more direct control in the development and marketing of its appliances. For the nine months ended July 31, 2003, the Company incurred research and development costs of approximately $296,735 in support of its new business strategy. The Company will continue to incur these costs as these products are brought to market. The Company anticipates that these products will be released to market in the latter part of fiscal 2003.

In July 2003, the Company announced its family of network security appliances in collaboration with Computer Associates International, Inc. (CA). The co-branded (SteelCloud and CA) appliances incorporate CA eTrust(TM) software technology with SC2, SteelCloud's new proprietary secure management software. The hardened (highly secured), ready-to-deploy family of enterprise-class appliances optimize application performance and lowers the customer's total cost of ownership. The appliances are marketed through CA's worldwide sales channels.

Discontinued Operations

The Company continually evaluates its operating facilities with regard to its long-term strategic goals established by management and the Board of Directors. Operating facilities, which are not expected to contribute to the Company's future operations are either closed or sold. On October 25, 2002, management, with the approval of the Board of Directors, determined that its Puerto Rico Industrial Manufacturing Operation ("PRIMO") would no longer contribute to future operations and therefore adopted a plan to dispose that operation effective on that date. Accordingly, the Company has reflected PRIMO as discontinued operations in the current financial statements. As a result, prior year amounts have been reclassified to segregate the continuing operations from the discontinued operations. The Company anticipates that the losses for the remainder of the fiscal year associated with PRIMO will not be material. The loss associated with the discontinued operation was approximately $30,000 and $87,000 for the three and nine-month periods ended July 31, 2003. The Company believes that given the current environment of that market, discontinuing the operation was the best alternative.

Goodwill and Other Intangible Assets

Effective November 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". As a result, the Company no longer amortizes goodwill and periodically tests goodwill for possible impairment. For the three and nine month periods ended July 31, 2003, reduction in goodwill amortization was approximately $99,000 and $296,000. Summarized below are the effects on net income and net income per share if we had not amortized goodwill pursuant to the provisions of SFAS No. 142 for all periods presented.


                                                         Three Months Ended            Nine Months Ended
                                                              July 31,                     July 31,
                                                         2002          2003           2002            2003
                                                     -----------    ----------    -------------    -----------
Net income
   As reported ..................................    $   101,172    $   10,308    $     936,985    $   199,095
   Add goodwill amortization ....................         98,554             0          295,662              0
                                                     -----------    ----------    -------------    -----------
   Adjusted net income ..........................        199,726        10,308        1,232,647        199,095

Earnings per share:
Basic:
   As reported ..................................           0.01          0.01             0.09           0.02
   Add goodwill amortization ....................           0.01          0.00             0.03           0.00
                                                     -----------    ----------    -------------    -----------
   Adjusted earnings per share (basic) ..........           0.02          0.01             0.12           0.02

Diluted:
   As reported ..................................           0.01          0.01             0.09           0.02
   Add goodwill amortization ....................           0.01          0.00             0.03           0.00
                                                     -----------    ----------    -------------    -----------
   Adjusted earnings per share (diluted) ........           0.02          0.01             0.12           0.02


Significant Contract

In January 2002, the Company was awarded several contracts by Lockheed Martin valued at more than $10.5 million for customized servers. The Company commenced work under the contracts in February 2002 and is expected to complete the contracts by October 2003. For the three-month and nine-month periods ended July 31, 2003, the Company recognized revenue of approximately $2.8 million and $7.2 million, respectively (or approximately 34% and 30%, respectively, of total net revenues). The Company has deferred revenues of approximately $315,000 and deferred contract costs of approximately $242,000 associated with this contract as of July 31, 2003. These amounts will be recognized over the life of the contracts as units are shipped. In addition, for the nine-month period ended July 31, 2003, the Company had other contracts with Lockheed Martin totaling approximately $239,000 or 1% of its net revenues.

CRITICAL ACCOUNTING POLICIES

The Company believes the following represents an update of its critical accounting policies from October 31, 2002:

Significant Customers

As of July 31, 2003, the Company generated approximately $7.4 million or 31% of its total net revenues from contracts and awards with Lockheed Martin for the nine-month period then ended. Given the nature of the products manufactured by the Company as well as the delivery schedules established by its partners, revenue and accounts receivable concentration by any single customer will fluctuate from quarter to quarter. The Company anticipates that concentration levels will decrease as its customer base and new product offerings expand in future periods. Future revenues and results of operations could be adversely affected should these customers reduce their purchases, eliminate product lines or choose not to continue to buy products and services from SteelCloud.

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

RESULTS OF OPERATIONS

For the three and nine months ended July 31, 2003 compared to the three and nine months ended July 31, 2002

Net revenues for the three months ended July 31 were $8,156,414 in fiscal 2003 as compared to $6,390,414 in fiscal 2002, an increase of approximately 28%. Revenues from contracts and government awards increased to approximately $3.4 million in fiscal 2003 from approximately $1.2 million in fiscal 2002, an increase of 183%. The increase was primarily the result of increased deliveries on the Company's $10 million server appliance contract with Lockheed Martin. Revenues under the server appliance contract for the three months ended July 31, 2003 was approximately $2.9 million compared to approximately $655,000 for the same period in fiscal 2002. In addition, the Company experienced revenue growth in its OEM products, reselling activities and consulting services. These increases offset a decrease in revenue from one of the Company's significant customers, Network Associates, for which the supply agreement expired on December 31, 2002. Revenues from this customer were approximately $6,000 for the three months ended July 31, 2003 compared to approximately $3.0 million for the three months ended July 31, 2002, a decrease of approximately $2.9 million. Revenues from this customer for the nine months ended July 31, 2003 and 2002 were approximately $440,000 and $14.2 million, respectively. For the nine-month period ended July 31, 2003 and 2002, the Company's net revenues increased to $24,011,858 from $23,370,526, respectively. The increase in revenues was the result of the Company's efforts to expand its sales force and diversify its revenue sources. During the second quarter of fiscal 2003, the Company began to develop new product offerings, which are anticipated to achieve such diversification and revenue growth. The Company anticipates sales from these new products to commence in the fourth quarter of fiscal 2003.

Gross margins, as a percentage of net revenues, decreased to 20% for the three months ended July 31, 2003 from 28% for the three months ended July 31, 2002. Gross margins, as a percentage of net revenues, decreased to 21% for the nine months ended July 31, 2003 from 27% for the nine months ended July 31, 2002. The decrease in gross margin is primarily the result of the Company's shift in its product mix and revenue sources during fiscal 2003. Accordingly, gross margins as a percentage of revenues, will fluctuate from quarter to quarter. In addition, the Company has not begun to realize the anticipated effects of its new strategy to boost margins via new product development.

For the three months ended July 31, selling and marketing expenses decreased approximately 10% to $292,626 in fiscal 2003 from $324,264 in fiscal 2002. The decrease is the result of sales incentives and commissions paid in fiscal 2002. In fiscal 2003, the Company increased its sales force to support its new software partnerships and expand markets for its new products. Accordingly, the Company anticipates that its selling and marketing costs will increase in future periods. For the nine months ended July 31, selling and marketing expenses increased to $927,575 in fiscal 2003 from $885,460 in fiscal 2002, an increase of approximately 5%. The Company will continue to invest in its selling and marketing activities in order to support its new business initiatives and partnerships.

General and administrative expense for the three months ended July 31, 2003 decreased slightly to $1,139,723 from $1,178,209 for the same period in fiscal 2002. As a percentage of net revenues, general and administrative costs decreased slightly to 14% for fiscal 2003 from 18% in fiscal 2002. The decrease is attributable to a reduction in rent, maintenance and depreciation expense of approximately $33,000, a reduction in professional services of approximately $10,000 and increase of approximately $5,000 in salaries and benefits. For the nine-month period ended July 31, general and administrative expenses decreased approximately 5% to $3,515,543 in fiscal 2003 from $3,683,546 in fiscal 2002. The reduction of approximately $168,000 primarily is the result of overall decreased salaries and benefits in fiscal 2003 compared to fiscal 2002. Given its new business strategy, the Company has focused its resources on its development efforts and therefore has managed its general and administrative expenses relative to its revenue.

The Company commenced its research and product development (R&D) efforts in its second quarter of fiscal 2003. As a result the Company announced two of its new product offerings in the third quarter of fiscal 2003. The Company anticipates that sales for these products will commence during its fourth quarter of fiscal 2003. Accordingly, the Company incurred approximately $186,140 and $296,735 related to its research and product development efforts for the three and nine month periods ended July 31, 2003, respectively. The Company will continue to incur these expenses as new products are brought to market.

The Company reported net interest income of $937 for the three months ended July 31, 2003 compared to a net interest expense of approximately $6,339, for the same period in fiscal 2002. For the nine months ended July 31, 2003, other expense, including interest, decreased to $12,802 from $176,221 for the nine months ended July 31, 2002. The decrease is the result of the Company recording an impairment charge of $112,500 relating to the decline in market value of one of its investments during the second quarter of fiscal year 2002. In addition, the decrease can be attributable to the Company's reduction in its outstanding debt during fiscal 2003 as well as an overall decline in the short-term interest rate in fiscal 2003 compared to fiscal 2002.

For the three and nine month periods ending July 31, 2003, there was no provision for income taxes, as the Company has approximately $8.5 million in net operating loss carryforwards for income tax reporting purposes, which are available to offset current and future taxable income. A valuation allowance has been established against the associated deferred tax asset to reflect the asset at an amount that more likely than not will be realized.

The Company reported net income from continuing operations of $40,379 for the three months ended July 31, 2003, as compared to net income of $147,317 for the same period in the prior year. For the nine months ended July 31, the Company reported net income from continuing operations of $285,621 for fiscal 2003 as compared to a net income of $1,394,333 for fiscal 2002. This decrease was primarily the result of the Company's decline in gross margins during the three and nine months ended July 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

The principal source of the Company's cash is from its operations. For the nine months ended July 31, 2003, the Company produced approximately $234,631 in cash flow for its operating activities. The Company generated net income from continuing operations of $285,621, collected approximately $2,165,213 of its receivables, reduced and sold inventory of $631,395 and recognized deferred costs of $1,726,451. The cash generated was primarily used to pay accounts payable and accrued expenses of approximately $886,934. In addition, the Company recognized deferred revenue of $3,887,197.

Funds used for investing activities consisted of the purchase of property, equipment and leased assets of approximately $99,421. Net cash used for financing activities consisted of repayments of notes payable of $197,493.

On March 31, 2003, the Company amended its existing line of credit from $7.5 million to $3.5 million, with an expiration date of March 31, 2004, bearing interest at the lower of (a) prime rate or (b) the LIBOR Market Index Rate plus 2.5%. As of July 31, 2003, the Company had no advances on its line of credit; however, the available borrowing capacity was approximately $3.1 million.

On February 1, 2002, the Company executed a promissory note in conjunction with their line of credit in the amount of $725,000 with a maturity date of July 5, 2003. The note bears interest at the lower of (a) the Lender's Prime Rate per annum or (b) the LIBOR Market Index Rate plus 2.5%. On July 5, 2003, the Company satisfied the terms of the promissory note and repaid the outstanding balance. Accordingly, there was no outstanding balance on the promissory note as of July 31, 2003.

On April 1, 2002, the Company settled its litigation with Microsoft. In conjunction with the settlement, the Company executed a two-year promissory note with Microsoft for approximately $240,000 bearing interest at the prime rate and with a maturity date of May 2004. The note is payable in monthly payments of $10,000 plus accrued interest. As of September 1, 2003 the outstanding balance on the note was approximately $60,000.

As of July 31,, 2003, the Company had working capital of approximately $4.5 million and cash on hand of approximately $1.0 million compared to working capital of approximately $3.9 million and cash on hand of approximately $751,323 as of October 31, 2002. The increase in working capital is due the collection of receivables, reduction of inventory and recognition of deferred contract revenues and costs. The Company believes the bank facility, together with cash on hand, and projected cash generated from operations will provide sufficient financial resources to finance the current operations of the Company through fiscal 2003.

From time to time, the Company may pursue strategic acquisitions or mergers, which may require significant additional capital, and additional capital may be required to satisfy unusual or infrequent expenses. In such event, the Company may seek additional financing of debt and/or equity.

OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations and Commercial Commitments

The Company's significant contractual obligations as of July 31, 2003 are for debt and operating leases. Debt by year of maturity and future rental payments under operating lease agreements are presented below. As of July 31, 2003, the Company does not have an outstanding balance on its line of credit and does not have any purchase obligations. The Company has not engaged in off-balance sheet financing, commodity contract trading or significant related party transactions.


----------------------------------- ------------------------------------------------------------------------------
Contractual Obligations                                        Payments Due by Period
----------------------------------- ----------------- ---------------- --------------- ------------- -------------
                                         Total          Less than 1      1-3 years      4-5 years      After 5
                                                           year                                         years
----------------------------------- ----------------- ---------------- --------------- ------------- -------------
Notes payable - current                     $152,644         $152,644               -             -             -
----------------------------------- ----------------- ---------------- --------------- ------------- -------------
Notes payable - long term                    $63,548                -         $45,033       $18,515             -
----------------------------------- ----------------- ---------------- --------------- ------------- -------------
Operating lease                             $543,990         $421,918        $122,072             -             -
----------------------------------- ----------------- ---------------- --------------- ------------- -------------


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 15, 2003, the Company held its 2002 Annual Meeting of Shareholders. At the annual meeting, the Company's shareholders were asked to vote upon: (i) the election of two Class II directors, and (ii) the appointment of Grant Thornton LLP to act as the Company's independent accounting firm for the ensuing year.

         The following persons were elected as directors of the company for the ensuing year by the votes next to such persons name:

                                   For                Withheld         Against

VADM E.A. Burkhalter, Jr. USN      9,327,246          58,809               0
                                   ---------          ------
James Bruno                        9,333,196          52,859               0
                                   ---------          ------

VADM E.A. Burkhalter, Jr. USN and James Bruno were duly elected as Class II Directors of the Company to serve for the next three years and shall serve until their respective successors have been duly elected and qualified.

         Grant Thornton LLP was approved to act as the Company's independent certified public accountants for the ensuing year by the following vote:

                           For               Against           Abstain

                           9,364,010         17,285             4,760
                           ---------         ------             -----


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit 11.1: Statement of computation of earnings per share.
Exhibit 31. Rule 13a-14(a)/15d-14(a) Certifications.
Exhibit 32.1 Certification by the Chief Executive Officer Relating to a Periodic Report Containing Financial Statements.*
Exhibit 32.2 Certification by the President and Chief Operating Officer Relating to a Periodic Report Containing Financial Statements.*
Exhibit 32.3 Certification by the Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.*

(b) Reports on Form 8-K

On June 11, 2003, the Company filed a report on Form 8-K pursuant to Item 7 "Financial Statements, Pro Forma Financial Information and Exhibits" and Item 9 "Regulation FD Disclosure".


* The Exhibit attached to this Form 10-Q shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         SteelCloud, Inc.




Date: September 12, 2003                 By: /s/ Thomas P. Dunne
                                             ----------------------------------
                                             Thomas P. Dunne
                                             Chief Executive Officer





Date: September 12, 2003                 By: /s/ Kevin M. Murphy
                                             ----------------------------------
                                             Kevin M. Murphy
                                             Vice President, Finance