Form 10-K
period 2003-10-31
STEELCLOUD  INC
filed 2004-01-29
CIK 1058027

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 2003

                                       or

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ________________

                         Commission file number 0-24015

                                STEELCLOUD, INC.
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

TITLE OF EACH CLASS NAME OF EXCHANGE ON WHICH REGISTERED None.

          Securities registered pursuant to Section 12 (g) of the Act:

TITLE OF EACH CLASS                        NAME OF EXCHANGE ON WHICH REGISTERED
-------------------                        ------------------------------------
Common Stock, $.001 par value per share           Nasdaq SmallCap Market

           Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

           Indicate by check mark if there is disclosure of delinquent filers in response to Item 405 of Regulation S-K contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

           The aggregate market value of the voting stock held by non-affiliates of the issuer as of January 23, 2004 was $45,147,886.

           Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes | | No |X|

           The number of shares outstanding of the registrant's Common Stock, $.001 par value per share, on January 23, 2004 was 13,343,690.

                       Documents incorporated by reference

Portions of the Definitive Proxy Statement to be filed pursuant to Regulation 14A for SteelCloud, Inc.'s annual meeting for 2003 are incorporated by reference into Part III of this Form 10-K.

                                 STEELCLOUD, INC
                         2003 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS


                                      PART I                         PAGE NUMBER
Item 1.    Business..........................................................  4
Item 2.    Properties........................................................  9
Item 3.    Legal Proceedings.................................................  9
Item 4.    Submission of Matters to a Vote of Security Holders...............  9

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters .............................................. 10
Item 6.    Selected Financial Data........................................... 12
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................... 13
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk........ 22
Item 8.    Financial Statements and Supplementary Data....................... 22
Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosures.............................. 22
Item 9A.   Controls and Procedures........................................... 23

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant................ 24
Item 11.   Executive Compensation............................................ 24
Item 12.   Security Ownership of Certain Beneficial Owners and Management.... 24
Item 13.   Certain Relationships and Related Transactions.................... 24

           (Item 10 - Item 13 information is incorporated by reference from portions of the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A)

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K... 24

           Signatures........................................................ 26

ITEM 1.       BUSINESS

GENERAL

         SteelCloud, Inc. (formerly Dunn Computer Corporation) or (the "Company") was founded in 1987 as a company that manufactured and marketed custom computers, primarily to the Federal government.

         The Company is principally engaged in the design, development and manufacturing of custom computer servers and network security appliances. The Company's custom computer servers are designed to meet the precise needs of volume customers to reduce the customer's investments in logistics, integration capacity and support. SteelCloud's network security appliances are developed in collaboration with some of the world's premiere software companies. In addition, SteelCloud develops proprietary software to optimize the performance of its security appliances. SteelCloud's branded and co-branded appliances are specially designed and optimized to deliver a dedicated network service such as antivirus gateway protection, intrusion detection and secure content management.

         The Company is focusing its efforts on the network security marketplace and on the creation of additional SteelCloud intellectual property. The Company is working toward the creation of its own family of hardened (highly secured) appliances to be delivered as co-branded appliances with its software partners. SteelCloud's primary business is to develop and manufacture products for strategic software, technology, and managed services partners that develop, implement and support Internet security and infrastructure solutions. With its strategic partners, the Company can create and uniquely brand ready-to-use turnkey network server appliance solutions combining both hardware and software. The Company integrates either its own, its partner's, or other third-party software into a custom designed server platform and manufactures the product under a co-branded name or its partner's brand name allowing the partner to deliver a complete turnkey solution. In addition to delivering computer products, the Company develops and manufactures specialized servers and infrastructure products for large commercial and government integrators as well as certain governmental agencies. The Company enhances its product development and manufacturing capability by providing custom supply chain and logistics support services to its partners.

         The Company's consulting services organization provides clients with a seamless extension of their Information Technology ("IT") organizations. Expert technical services include network analysis, security, design, troubleshooting and implementation. SteelCloud provides IT support services to the public sector as well as commercial customers. In addition, the Company is also a value-added reseller for the software products of our strategic partners and certain other software providers.

         The Company was incorporated as Dunn Computer Corporation in Virginia on February 26, 1998 in connection with the reorganization of Dunn Computer Corporation, a Delaware Corporation, which was incorporated on April 22, 1997. The Company's operating subsidiary, Dunn Computer Operating Company, was incorporated in Virginia in July 1987. The Company's other subsidiaries are International Data Products (IDP), acquired May 1998, STMS, Inc (STMS), acquired September 1997, and Puerto Rico Industrial Manufacturing Operations Acquisition Corporation (PRIMOA), incorporated in Puerto Rico in May 1998. In October 2002, the Company determined to discontinue the PRIMOA subsidiary and thereby executed a plan to dispose that operation. In September 2003, the Company sold the assets of PRIMOA and contracted with a local Puerto Rican firm to provide its warranty and support obligations for the duration of its contracts. Accordingly, the operation has been classified as "discontinued" in the financials statements for all years presented.

         On September 25, 2000, the Company began doing business as ("d/b/a") SteelCloud Company. On October 19, 2000, the Company changed its NASDAQ ticker symbol from DNCC and began trading as SCLD. On May 15, 2001, the shareholders of the Company approved the name change of the Company to SteelCloud, Inc. effective on that date. In June 2003, the listing of the Company's shares of common stock was transferred from the Nasdaq National Market to the Nasdaq Small Cap Market. Unless the context otherwise requires, the "Company" or "Dunn Computer Corporation" refers to SteelCloud Inc., its predecessor and its subsidiaries. The principal executive offices are located at 1306 Squire Court, Dulles, Virginia 20166. The Company's main telephone number is (703) 450-0400. Inquiries may also be sent to SteelCloud at INFO@STEELCLOUD.COM for sales and general information or IR@STEELCLOUD.COM for investor relations information.

PRODUCTS AND SERVICES

         The Company offers network appliances, infrastructure server products, and consulting services. The Company believes it operates in one segment, information technology.

         NETWORK SERVER APPLIANCES: SteelCloud partners with leading software and technology companies to create uniquely branded, ready-to-use turnkey network server appliance solutions combining both hardware and software. SteelCloud integrates the partner's software onto a custom designed server platform, running Linux, FreeBSD, or Microsoft NT/2000. This process results in an optimized, tested, and certified appliance, unique to the partner, which is ready to deploy and use when it arrives at the customer site. The company has leveraged its years of experience developing and managing custom server platforms for mission-critical Department of Defense ("DOD") and security programs to create a unique model for its partners. The Company assembles a package of design, support, and logistical services that are custom tailored for each particular software company, thereby augmenting the partner's internal capabilities. In essence, SteelCloud takes responsibility for those tasks necessary to successfully bring an appliance to market, which are impractical for its software partners to perform.

         The Company believes that its unique approach to the server appliance market (collaborating with leading software manufacturers and leveraging their significant product marketing and sales efforts) enables it to realize economies of scale in development, sales, and marketing far greater than its revenue would indicate under a more traditional strategy. The Company also believes that risks relating to R&D (research and development) and inventory are also greatly reduced through this approach.

         INFRASTRUCTURE PRODUCTS: The Company designs, develops and manufactures specialized custom servers, which are configured with single, dual, or quad Intel Pentium or Xeon processors. These servers are designed to give its customers with unique requirements, the highest level of performance, reliability, and manageability available in the market today. The company combines its hardware offerings with specialized software integration and logistics programs to give its custom server customers unique solutions unavailable from the traditional hardware-only vendors.

         The Company believes that its infrastructure/custom server products are best suited to address the high volume needs of the federal government. The Company teams with large federal integrators as its primary channel for delivering its specialized servers.

         CONSULTING SERVICES: SteelCloud provides an array of consulting services surrounding the technologies addressed by its server appliances. The Company's consulting services include network and security analysis, design and implementation, as well as help desk consulting. These services are primarily delivered in the form of short-term (less than three months) projects. The Company's consulting services are performed for a fixed-fee or on an hourly labor basis at pre-negotiated rates and estimated levels of effort. SteelCloud is a value-added reseller for certain software products that are delivered in conjunction with its consulting services. In some cases, SteelCloud provides its appliance customers with additional technical services that complement their appliance implementation.

         Specific project-based services SteelCloud performs include network analysis, network design, systems implementation, virus protection, network security, software migrations, messaging system migrations and complete help desk implementation and support. SteelCloud maintains expertise in specific areas and technologies rather than general knowledge in many IT areas. SteelCloud provides highly skilled professionals and services that leverage our experience for maximum benefit to the client. Project management is the key component of SteelCloud's operational strategy and success in project-based engagements to ensure each project is delivered in accordance with the customer's expectation and the Company's profitability objectives.

         SteelCloud also provides network support services in the form of fixed-rate hourly engineering services. Client contracts range in duration from one month to three years. Staffing services consist of placing one or more network engineers, user support technicians, or programmers on-site with a client. These professionals perform work as a "virtual" employee for the client and typically work under the direction of the client's management. Hourly rates for staffing engagements are normally lower than for project-based engagements; however, the contracts usually have substantially longer periods of performance. SteelCloud's success in this area is achieved largely due to contract renewals and increasing staffing requirements from existing customers.

E>



GOVERNMENT CONTRACTS

         In fiscal 2003, the Company derived approximately 22% of its revenues from sales of hardware and services to the U.S. Federal Government pursuant to contracts with the General Services Administration (GSA) or other agency-specific contracts. Certain Government customers reserve the right to examine the Company's records as they relate to their contracts.

         GSA CONTRACT. The Company has a multiple award schedule contract with GSA (the "GSA" Contract). The Company's GSA contract was originally awarded in April 1996. It was renewed in fiscal 2002 and is valid through March 31, 2007. The GSA contract enables Government IT purchasers to acquire all of their requirements from a particular vendor and largely limits the competition to selected vendors holding GSA contracts. For fiscal year 2003, the Company's GSA contract had sales of $7.4 million, which accounted for approximately 22% of the Company's revenues.


COMMERCIAL CONTRACTS

         In fiscal year 2003, SteelCloud derived approximately 78% of its revenues from sales of hardware and services to the commercial marketplace and state and local government. The Company's commercial customer base consists of several Fortune 500 companies as well as medium-size commercial customers. The Company generated approximately $8.1 million or 25% of its total net revenues from contracts and awards with Lockheed Martin during fiscal year 2003. The Company intends to continue to increase its commercial customer base in the upcoming fiscal year. The Company's Appliance Partner program and its own sales and marketing activities are concentrated on expanding the Company's commercial customer base. Strategic partnerships with industry leading companies such as Microsoft, Intel and Seagate enable the Company to further diversify its product mix and attract high quality customers.

         In June 2003, the Company entered into an OEM agreement with Computer Associates International, Inc. to deliver a family of hardened, ready-to-deploy enterprise-class security appliance based on Computer Associates' eTrust technology which provides comprehensive threat management, identity management and access management across the full range of platforms and applications. The first set of appliances delivered under this agreement featured eTrust Antivirus, a powerful and cost-effective solutions for protecting enterprise environments from viruses and malicious code. The anti-virus gateway (AVG) appliance models 3000 and 5000 were available as of October 31, 2003. The anti-virus gateway (AVG) appliance model 1000, which is aimed at small to medium sized businesses, is scheduled for availability in early fiscal 2004. In addition, the Company is currently developing a family of intrusion detection system (IDS) appliances using Computer Associates' eTrust Intrusion Detection, which can identify attacks directed at customers' businesses and automatically mount effective defenses. The IDS appliances are scheduled for general availability in early 2004. The resulting products are different from previous SteelCloud appliances in that they are branded solutions integrated with the proprietary SteelCloud Secure Console (SC2) software.

         In July 2003, the Company was selected by Lockheed Martin to supply specialized servers to the Automated Package Processing System (APPS) program that will upgrade the existing parcel processing capability of the U.S. Postal Service. The servers will be installed in more than 74 postal service locations. The contract has an initial estimated value of more than $2.8 million with contract options for an additional $3.2 million. The Company has shipped initial delivery orders for more than 100 systems and full production is expected to begin in fiscal year 2004. In addition, two of Lockheed Martin's subcontractors on the APPS program have placed initial orders with the Company in excess of $250,000 with plans to order additional systems.

         In July 2003, the Company signed an OEM agreement with Microsoft Corporation under which the Company's new line of branded security appliances developed around the Company's proprietary SC2 software which will utilize a special embedded version of Microsoft's Windows server. SteelCloud's contract with Microsoft protects its intellectual property interest in the SC2 software.

         In September 2003, the Company entered into a distribution agreement to sell its hardened security appliances to value added resellers as well as end users in North America through Arrow Electronics, Inc. Arrow Electronics is one of the world's largest electronic distributors with approximately $7.4 billion in worldwide sales.

The Company anticipates that Arrow will provide its US Channel Partners with an efficient and effective means to purchase SteelCloud security appliances. Additionally, the Company anticipates that Arrow's supply-chain services will provide its reseller organizations in North America with the tools needed to market SteelCloud security appliances such as online ordering and reporting, financial services and product launch support.


MANUFACTURING AND PRODUCTION

         SteelCloud's production operations are capable of assembling 100,000 systems per year in its existing Dulles, Virginia facility on a three-shift basis. The Company is currently operating on a single shift basis.

COMPETITION AND MARKETING

         The markets for the Company's products and services are highly competitive. Many of the Company's competitors offer broader product lines and may have greater financial, technical, marketing and other resources. These competitors may benefit from component volume purchasing and product and process technology license arrangements that are more favorable in terms of pricing and availability than the Company's arrangements.

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

         The Company's principal competitors are general-purpose server manufacturers including Nokia, Sun Microsystems and Dell. The Company also competes with system integrators such as Avnet and Pioneer Standard Electronics as well as smaller companies such as Network Engines that specialize in building server products and providing some level of integration services.

         FEDERAL GOVERNMENT MARKET - The emergence of the GSA Schedule, which is a list of pre-approved vendors from which the Government and/or federal agencies may purchase goods and services, as a significant procurement vehicle has enabled traditional mass-market commercial computer companies to be more responsive to government requirements and become more competitive with the Company in the Federal Government Market. The Company believes that the Government's selection criteria for vendor selection consist of price, quality, familiarity with the vendor, and size and financial capability of the vendor. The government has increased the amount of information technology products acquired through the GSA Schedule. Because the Company primarily targets custom computer procurements, it rarely competes with national commercial computer manufacturers such as Dell Computer Corporation and Hewlett-Packard in the federal market.

         COMMERCIAL MARKET - The information technology industry is highly competitive. Pricing is very aggressive in the industry and the Company expects pricing pressures to continue. The industry is also characterized by rapid changes in technology and customer preferences, short product life cycles and evolving industry standards.

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

         MARKETING - The Company markets its products and services to software manufacturers, their channel partners, select commercial accounts, and the federal government. The Company uses an in-house sales force and program managers to market its products and services. SteelCloud markets its products and services worldwide, either directly through its own sales personnel, or through the marketing organizations of its appliance partners. The Company believes that marketing is important for all of its target markets, although less so in its appliance business because its success relies on the partner's sales and marketing capabilities.

         The Company strives to build a strong relationship with its customers. The Company believes that a key to building customer loyalty is a team of knowledgeable and responsive account executives and a knowledgeable technical and support staff. The Company assigns each customer a trained account executive, to which subsequent calls to the Company will be directed. The account executive is augmented with a program manager for SteelCloud's larger customers. The Company believes that these strong one-on-one relationships improve the likelihood that the customer may consider the Company for future purchases. The Company intends to continue to provide its customers with products and technical services that offer the customer the best value.

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

SUPPLIERS

         The Company devotes significant resources to establishing and maintaining relationships with its key suppliers. The Company, where possible, purchases directly from component manufacturers such as Intel, Microsoft and Cisco among others. The Company also purchases multiple products directly from large national and regional distributors such as Arrow Electronics, TechData Corporation and Ingram Micro.

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

         The Company conducts its business under the trademarks and service marks of "SteelCloud", "SteelCloud Company" and "Dunn Computer Corporation,". The Company believes its trademarks and service marks have significant value and are an important factor in the marketing of its products.

         Because most software used on the Company's computers is not owned by the Company, the Company has entered into software licensing arrangements with several software manufacturers.

EMPLOYEES

         As of October 31, 2003, the Company had 88 employees. Of this total, 4 were employed in an executive capacity, 10 in sales and marketing, 11 in administrative capacities, 47 in technical and/or services and 16 in operations. As of January 20, 2004, the Company had 91 employees. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relationships with its employees to be good.

         The Company believes that its future success depends in large part upon its continued ability to attract and retain highly qualified management, technical, and sales personnel. The computer industry's shortage of trained and experienced technicians has eased over the past twelve months. The company has an in-house training and mentoring program to develop its own supply of highly qualified technical support specialists. There can be no assurance, however, that the Company will be able to attract and retain the qualified personnel necessary for its business.

ITEM 2.     PROPERTIES

         The Company leases approximately 35,000 square feet at its facility in Dulles, Virginia, which is used as its principal executive offices, for manufacturing and administrative services. Pursuant to the lease, which expires in February 2005, the Company pays approximately $29,000 per month in rent. SteelCloud believes that its facilities are adequate for its current and future operations.

         In addition, we maintain sales offices in California and Massachusetts. We do not lease any space for these offices as our salespersons are based out of their respective residences.

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

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         Prior to the quotation of the Company's Common Stock beginning on April 22, 1997, there was no established trading market for the Company's common stock. The Company's Common Stock is listed on The Nasdaq Stock Market, Inc.'s SmallCap Market. The Company changed its symbol from "DNCC" to "SCLD" on October 19, 2000. The following table sets forth the high and low selling prices as reported by The Nasdaq National Market System through June 30, 2003 and on the Nasdaq SmallCap Market from July 1, 2003 to January 23, 2004, for each fiscal quarter during the fiscal years ended October 31, 2003 and 2002, as well as for the first quarter of fiscal 2004 through January 23, 2004. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.
                                                                  FISCAL 2002
                                                                HIGH        LOW
                                                          ----------------------

First Quarter..........................................         $3.89      $0.78
Second Quarter.........................................         $3.34      $2.32
Third Quarter..........................................         $3.50      $1.62
Fourth Quarter.........................................         $2.15      $0.87

                                                                  FISCAL 2003
                                                                HIGH        LOW
                                                          ----------------------

First Quarter..........................................         $1.40      $1.01
Second Quarter.........................................         $1.68      $0.97
Third Quarter..........................................         $3.47      $1.26
Fourth Quarter.........................................         $5.36      $3.14

                                                                  FISCAL 2004
                                                                HIGH        LOW
                                                          ----------------------

First Quarter (through January 23, 2004)...............         $5.12      $3.87

         On January 23, 2004 the closing price of the Company's Common Stock as reported on The Nasdaq SmallCap Market was $3.98 per share. There were approximately 5,100 shareholders of the Common Stock of the Company as of such date.

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

         On October 24, 2003, SteelCloud, Inc. sold 1,887,500 shares of its common stock to private and institutional investors in a private placement transaction at a price of $4.00 per share. SteelCloud, Inc. received gross proceeds of $7,550,000 in connection with this transaction. Brean Murray & Co., Inc. and Ferris, Baker Watts, Incorporated acted as co-placement agents in connection with this private offering. The co-placement agents received an aggregate of $437,500 and 107,422 warrants to purchase shares of our common stock as commissions in connection with this offering. Additionally, in connection with this transaction SteelCloud, Inc. issued an aggregate of 493,359 and 85,938 warrants at an exercise price of $5.81 and $4.00 per share, respectively, which are exercisable until October 24, 2008. The securities were sold pursuant to an exemption from registration provided by section 4(2) of the Securities Act.

ITEM 6.     SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

         The following selected consolidated financial data of SteelCloud should be read in conjunction with the consolidated financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations". The consolidated statement of operations data set forth below with respect to the fiscal years ended October 31, 2001, 2002 and 2003 and the consolidated balance sheet data as of October 31, 2002 and 2003 is derived from and is referenced to the audited consolidated financial statements of SteelCloud included elsewhere in this Annual Report on Form 10-K. The consolidated statement of income data set forth below with respect to the fiscal years ended October 31, 1999, 2000 and 2001 and the consolidated balance sheet data as of October 31, 1999, 2000 and 2001 is derived from audited consolidated financial statements of SteelCloud not included in this annual report.


                                                                                  YEAR ENDED OCTOBER 31,
                                                                 1999         2000        2001        2002       2003
                                                               ---------------------------------------------------------
CONSOLIDATED STATEMENT OF OPERATIONS DATA: (2)
Net revenues ...............................................   $ 28,749    $ 22,509    $ 25,791    $ 29,157    $ 33,043
Costs of revenues ..........................................     23,021      17,481      19,407      22,163      26,353
Gross profit ...............................................      5,729       5,028       6,384       6,994       6,690
Selling, general and administrative,
  and amortization .........................................     36,062       5,510       5,075       6,481       6,321
(Loss) income from operations ..............................    (30,333)       (482)      1,309         513         369
Other (expense) income, net ................................     (2,908)       (123)       (184)       (222)         (5)
(Loss) income from continuing operations
  before income taxes and extraordinary gain ...............    (33,241)       (606)      1,125         291         364
(Benefit from) provision for income taxes ..................       (559)         65         102        (280)       --
(Loss) income before extraordinary gain and
  discontinued operations ..................................    (32,683)       (671)      1,023         571         364
Extraordinary gain .........................................       --           750        --          --          --
Cumulative effect of change in accounting principle ........       --          --          (576)       --          --
Preferred stock dividends ..................................       --          (625)       (112)       --          --
Increase to income available to common stockholders from
  repurchase of preferred stock ............................       --          --           721        --          --
Net (loss) income from discontinued operations .............       (924)        721          (9)     (1,686)       (144)
Net (loss) income available to common stockholders .........   $(33,607)   $    176    $  1,047    $ (1,115)   $    220
Basic (loss) income per share (1) ..........................   $  (3.57)   $   0.02    $   0.10    $  (0.11)   $   0.04
(Loss) income per share assuming dilution (1) ..............   $  (3.57)   $   0.02    $   0.08    $  (0.10)   $   0.03
Weighted average shares outstanding (1) ....................      9,404       9,581      10,111       9,948      10,241
Weighted average shares outstanding assuming dilution (1) ..      9,404       9,581      12,463      10,812      10,962
Pro forma basic (loss) earnings per share
  assuming the accounting change is applied retroactively ..   $  (3.57)   $  (0.04)   $   0.16    $  (0.11)   $   0.04
Pro forma  (loss) earnings per share assuming the accounting
  change is applied retroactively, assuming dilution .......   $  (3.57)   $  (0.04)   $   0.08    $  (0.10)   $   0.03



                                                                                      AT OCTOBER 31,
                                                                 1999         2000        2001        2002        2003
                                                               ---------------------------------------------------------
CONSOLIDATED BALANCE SHEET DATA: (2)
Working (deficit) capital ..................................   $ (1,239)   $  5,839    $  7,349    $  3,856    $ 11,883
Total assets ...............................................     22,287      23,005      17,134      17,633      19,761
Long-term debt .............................................      2,845       2,598       3,837          60          60
Total liabilities ..........................................     17,470      14,149       9,736      10,876       5,027
Stockholders' equity .......................................      4,817       8,856       7,398       6,757      14,734


------------
     (1)  Includes the activity of IDP from May 1, 1998 (date of acquisition).

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

OVERVIEW

         Founded in 1987, SteelCloud, Inc, based in Dulles, Virginia, designs, develops and manufactures customized computer servers and network appliances. The Company's custom computer servers are designed to meet the precise needs of volume customers to reduce the customer's investments in logistics, integration capacity and support. The Company's network security appliances are developed in collaboration with some of the world's premiere software companies. In addition, the Company develops proprietary software to optimize the performance of its security appliances. The Company's appliances are specially designed and optimized to deliver a dedicated network service such as antivirus gateway protection, intrusion detection and secure content management.

         In fiscal 2003, SteelCloud began focusing its efforts on the network security marketplace and on the creation of additional SteelCloud intellectual property. The Company is in the process of creating its own family of hardened (highly secured) appliances to be delivered as co-branded appliances with its software partners. With its strategic partners, SteelCloud creates and uniquely brands ready-to-use turnkey network server appliance solutions combining both hardware and software. The Company integrates its own, its partner's, or other third-party software, into a custom designed server platform. The Company manufactures the resulting product either under a co-branded name or its partner's brand name allowing the partner to deliver a complete turnkey solution. The Company enhances its product development and manufacturing capability by providing custom supply chain and logistics support services to its partners.

         SteelCloud's consulting services organization provides clients with a seamless extension of their own IT organizations. Expert technical services include network analysis, security, design, troubleshooting and implementation. The Company provides Information Technology (IT) support services to the public sector as well as commercial customers. The Company is also a value-added reseller for the software products of its strategic partners and certain other software providers.


FISCAL 2003

PRODUCT DEVELOPMENT

         In fiscal 2003, the Company undertook initiatives to enhance its product offerings and improve its margins. SteelCloud is developing a family of hardened (highly secured operating system) security appliances that will be offered as SteelCloud product or as co-branded appliances with its software partners. Accordingly, the Company commenced its research and development ("R&D") activities associated with these new product offerings in the second quarter of fiscal 2003. The result of this work has been new appliance platforms that can be easily tailored to the needs of a particular software package or technology and SC2, SteelCloud's new proprietary secure management software. With the Company's goal of increasing margins, the Company expanded its appliance business model to encompass more direct control in the development and marketing of its appliances. Product packaging, including the appliance chassis, has become a major differentiating factor in the marketing of an appliance server. SteelCloud has increased its capability to develop both custom and standard chassis offerings for its clients. The Company believes that the intellectual property that it has developed will enable SteelCloud to be more competitive from a packaging perspective while decreasing the costs necessary to bring a product to market. During fiscal 2003, the Company incurred research and development costs of approximately $494,087 in support of its new business strategy. SteelCloud will continue to incur these costs as these products are brought to market. These products are different from previous SteelCloud appliances in that they are branded solutions integrated with its proprietary SteelCloud Secure Console (SC2) software.

         In June 2003, the Company entered into an agreement with Computer Associates International, Inc. to deliver a family of hardened, ready-to-deploy enterprise-class security appliance for intrusion detection and antivirus gateway protection based on Computer Associates' eTrust technology. Computer Associates is one of the largest software companies in the world and delivers software and services that enable organizations to manage their IT environments. In July 2003, SteelCloud announced its first co-branded, anti-virus gateway (AVG, network security product in collaboration with Computer Associates International, Inc (CA) which was made available in September 2003. In August 2003, SteelCloud expanded its agreement with Computer Associates to include the marketing of its security appliances in Europe, Asia Pacific, Africa and the Middle East.


DISCONTINUED OPERATIONS

         The Company continually evaluates operating facilities with regard to the Company's long-term strategic goals established by management and the Board of Directors. Operating facilities, which are not expected to contribute to the Company's future operations are either closed or sold. On October 25, 2002, the Company's management, with the approval of the Board of Directors, determined that the Puerto Rico Industrial Manufacturing Operation Acquisition, Corp ("PRIMOA") would no longer contribute to future operations and therefore adopted a plan to dispose of that operation effective on that date. In September 2003, the Company sold the assets of the operation and contracted with a local firm to fulfill its warranty obligations through the end of the fiscal year. Accordingly, the Company has reflected PRIMO as discontinued operations in the current financial statements. As a result, prior year amounts have been reclassified to segregate the continuing operations from the discontinued operations. The loss associated with the discontinued operation was approximately $48,000 and $134,000 for the three and twelve-month periods ended October 31, 2003. The loss associated with the sale of PRIMO was approximately $10,000. The Company does not anticipate additional losses associated with this operation in future periods. We believe that given the current environment of that market, discontinuing the operation was the best alternative.

SIGNIFICANT CONTRACTS

         In January 2002, the Company was awarded several contracts by Lockheed Martin valued at more than $10.5 million for customized servers. The Company commenced work under the contracts in March 2002 and completed the contracts in October 2003. For the three and twelve month periods ended October 31, 2003, the Company recognized revenue of approximately $1.2 million and $8.1 million under these contracts, respectively (or approximately 13% and 24%, respectively, of total net revenues). In addition, for the year ended October 31, 2003, the Company had other contracts with this same customer totaling approximately $663,000 or 2% of its net revenues.

         In July 2003, SteelCloud was selected by Lockheed Martin to supply specialized servers to the Automated Package Processing System (APPS) program that will upgrade the existing parcel processing capability of the U.S. Postal Service. The servers will be installed in more than 74 postal service locations. SteelCloud's contract has an initial estimated value of more than $2.8 million with contract options for an additional $3.2 million. The Company has shipped initial delivery orders for more than 100 systems and full production is expected to begin in fiscal 2004. Two of Lockheed Martin's subcontractors on the APPS program have also ordered approximately $250,000 in systems and have indicated plans to order additional systems.

         In July 2003, SteelCloud signed an OEM agreement with Microsoft Corporation under which its new line of branded security appliances developed around its proprietary SC2 software will utilize a special embedded version of Microsoft's Windows server. SteelCloud's contract with Microsoft protects our intellectual property interest in the SC2 software.

         In September 2003, the Company entered into an agreement to sell its hardened security appliances to reseller customers in North America through a distributor, Arrow Electronics, Inc. The Company anticipates that Arrow will provide its US Channel Partners with an efficient and effective means to purchase our security appliances. Additionally, the Company anticipates that Arrow's supply-chain services will provide its reseller organizations in North America with all the tools they need to market our security appliances, from online ordering and reporting to financial services to product launch support.

SALES OFFICE EXPANSION

         The Company continues to maintain sales offices in California and Boston in order to meet the Company's growing demands. These office locations allow SteelCloud to expand its customer base and to develop and deploy new products for its customers to promote future revenue growth.

IMPAIRMENT OF GOODWILL AND OTHER ASSETS

         In fiscal 2003, the Company evaluated its acquired goodwill in accordance with Financial Accounting Standards Board (FASB) Statement No. 142 for possible permanent impairment. As a result of the evaluation, the Company determined that no impairment charge was warranted.

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

SEGMENT REPORTING

         The company operates as one segment. The chief operating decision maker reviews the operations of the company as a whole in deciding how to allocate resources, and assess performance. In accordance with Financial Accounting Standards (SFAS No. 131) "Disclosures about Segments of an Enterprise and Related Information", the Company does not disclose segment information.



RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In January 2003, the FASB issued Interpretation Number 46, Consolidation of Variable Interest Entities ("FIN 46"). This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. FIN 46 defines the concept of "variable interests" and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. Adoption of this standard is not expected to have a material effect on the Company's financial statements.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting and reporting for derivative instruments and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for derivative instruments and hedging activities entered into or modified after June 30, 2003, except for certain forward purchase and sale securities. For these forward purchase and sale securities, SFAS No. 149 is effective for both new and existing securities after June 30, 2003. Adoption is not expected to have a material impact on the Company's financial statements.

         In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for issuer classification and measurement of certain financial instruments with characteristics of both liabilities and equity. Instruments that fall within the scope of SFAS No. 150 must be classified as a liability. Most of the guidance in SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003, the provisions of SFAS 150, relating to mandatorily redeemable non-controlling interest, were deferred indefinitely. Adoption of this standard is not expected to have a material effect on the Company's financial statements.

         In December 2002, the EITF issued EITF 00-21, Revenue Arrangements with Multiple Deliverables. This Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable, and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of accounting). In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. This Issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. This Issue does not change otherwise applicable revenue recognition criteria. The provisions of EITF 00-21 are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Management is currently assessing the impact of the adoption of EITF 00-21 on the Company's financial statements.

ACCOUNTING FOR INCOME TAXES

         The Company accounts for income taxes using the liability method. In doing so, the future tax consequences of temporary differences and net operating losses result in deferred tax assets and liabilities, subject to a valuation allowance against deferred tax assets when realization is uncertain. As of October 31, 2003, the Company has recorded a valuation allowance of approximately $13 million against the total deferred tax asset of $13.4 million, based upon its evaluation of future estimates of taxable income. The Company's evaluation included consideration of historical earnings (excluding non-recurring charges) as well as projected near-term earnings based on its backlog, customer relationships and operating environment.

RESULTS OF OPERATIONS

         The following table sets forth for the fiscal years ended October 31, 1999, 2000, 2001, 2002 and 2003, certain income and expense items of SteelCloud as a percentage of net revenues.

                                                          1999        2000        2001       2002       2003
                                                     ---------------------------------------------------------

Net revenues........................................     100.00%     100.00%    100.00%    100.00%    100.00%
Costs of revenues...................................      80.08%      77.66%     75.25%     76.01%     79.76%
Gross profit........................................      19.93%      22.34%     24.75%     23.99%     20.24%
Selling, general and administrative and amortization     125.43%      24.48%     19.68%     22.23%     19.13%
(Loss) income from operations.......................   (105.51)%     (2.14)%      5.08%      1.76%      1.11%
Other (expense) income..............................    (10.12)%     (0.55)%    (0.71)%    (0.76)%      0.01%
(Loss) income before income taxes...................   (115.62)%     (2.69)%      4.36%      1.00%      1.00%
(Benefit from) provision for income taxes...........     (1.94)%       0.29%      0.40%    (0.96)%      0.00%
(Loss) income from discontinued operations..........     (3.21%)       3.20%    (0.03)%    (5.78)%    (0.44)%
Net (Loss) income to common stockholders............   (116.90)%       0.78%      4.06%    (3.82)%      0.67%



FISCAL YEAR ENDED OCTOBER 31, 2003 COMPARED TO FISCAL YEAR ENDED
OCTOBER 31, 2002

         Net revenues of SteelCloud for fiscal year ended October 31, 2003 ("fiscal 2003") increased approximately 13% to $33.0 million from $29.2 million for fiscal year ended October 31, 2002 ("fiscal 2002"). The increase was primarily the result of increased deliveries on the Company's $10 million server appliance contract with Lockheed Martin. Revenues under this contract were approximately $8.1 million in fiscal 2003 compared to $2.4 million in fiscal 2002. This contract was completed in October 2003. The Company is anticipating additional orders under this contract in fiscal 2004; however, no assurances can be given that the Company will receive such orders. During fiscal 2003, the Company derived approximately 24% of its revenues from Lockheed Martin. In addition, revenues under the Company's GSA schedule increased by approximately $3.8 million in fiscal 2003. The Company also experienced revenue growth in its OEM products, reselling activities and consulting services during fiscal 2003. These increases offset the decrease in revenue from one of the Company's significant customers in the previous fiscal year, Network Associates, for which its supply agreement expired on December 31, 2002. Revenues from this agreement were approximately $10 million in fiscal 2002 compared to $527,000 in fiscal 2003. The increase in revenues was the result of the Company's efforts to expand its sales force and diversify its revenue sources.

         Gross profit for fiscal 2003 decreased by approximately 4% to approximately $6.7 million from $7.0 million in fiscal 2002. The decrease was primarily the result of the Company's increase in its reselling activities during fiscal 2003, which yield lower margins. Gross profit as a percentage of net revenues during the same periods decreased to 20.2% from 24.0%, which was also primarily attributable to the increase in the Company's reselling activities.

         Selling and marketing expense increased moderately in fiscal 2003 by 7% to approximately $1.28 million from approximately $1.2 million for fiscal 2002. The increase reflects additional marketing and advertising expenditures associated with the Company's new branded products. Selling and marketing expense as a percentage of net revenues was unchanged, at 4% in fiscal 2003 and fiscal 2002 respectively.

         General and administrative expense for fiscal 2003 decreased 5% to $4.55 million from $4.77 million for fiscal 2002. As a percentage of net revenues, general and administrative expense slightly decreased to 14% for fiscal 2003 from 16% for fiscal 2002. This decrease was a result of the Company's revenue growth in fiscal 2003. The general and administrative expense decrease during fiscal 2003 was attributable to the reversal of a previously accrued contingency of approximately $250,000. The Company continues to manage general and administrative costs relative to its net revenue and gross margin.

         In fiscal 2002 the Company recorded an impairment charge of approximately $132,000 related to its remaining goodwill of International Data Products ("IDP") as the Company had determined that it was permanently impaired. The remaining intangible assets related to certain contract rights, which have been fully amortized. The useful life of those contracts has expired. In addition, the Company recorded an impairment charge of approximately $165,000 related to its goodwill acquired in the purchase of Puerto Rico Industrial Manufacturing Operations ("PRIMO") as that operation was discontinued in October 2002. The impairment charge for PRIMO goodwill was included in discontinued operations. In fiscal 2003, the Company did not record any impairment charges related to its remaining goodwill.

         Other expense, including interest, for fiscal 2003 decreased to approximately $4,700 from approximately $222,000 for fiscal 2002. The decrease was a result of the Company's ability to fund operations through cash generated from operations, and not from utilizing the Company's line of credit. In fiscal 2002, the Company recorded a one-time charge of $150,000, to reflect the permanent decline in market value of its investment in WIZnet, a private entity, based on its performance.

         Net income available to common shareholders increased in fiscal 2003 to $219,988 from $(1,115,186) in fiscal 2002. Fiscal 2002 net income included a loss from discontinued operations of approximately $1.7 million, and approximately $279,800 of income tax benefit. The Company currently has approximately $32.6 million in Net Operating Loss ("NOL") carryforwards, which may be used to offset future income. The $13.4 million deferred tax asset was fully reserved prior to October 31, 2003. As of October 31, 2003, a deferred tax asset of $400,000 was recognized based on fiscal 2004 estimated taxable income for which it may offset. Approximately $32.6 million of NOLs remain fully reserved as of October 31, 2003. This reserve will be released in future periods if and when the Company determines it is more likely than not that additional deferred tax assets will be recovered.



FISCAL YEAR ENDED OCTOBER 31, 2002 COMPARED TO FISCAL YEAR ENDED
OCTOBER 31, 2001

         Net revenues of SteelCloud for fiscal year ended October 31, 2002 ("fiscal 2002") increased approximately 13% to $29.2 million from $25.8 million for fiscal year ended October 31, 2001 ("fiscal 2001"). The increase was due to the commencement of a significant contract with Lockheed Martin in January 2002. The Company recognized approximately $2.5 million under the $10.5 million contract. The Company anticipates completion of this contract in July 2003; however, the Company is discussing other contracts with this customer, which could result in additional orders. No assurances can be given that such discussions will result in follow-on orders from this customer. As of October 31, 2002, the Company had unearned revenue of approximately $4.5 million, which primarily consisted of goods associated with the Lockheed Martin contract for which the Company received milestone payments. In addition, the Company experienced growth in its OEM sales, consulting services sales and Federal Government sales in fiscal 2002 as a result of its focus on those markets. During Fiscal 2002, the Company derived approximately 64% of its revenues from two customers.

         During fiscal 2002, the Company's revenues from its reselling activities increased to approximately $2.4 million from approximately $2.1 million in fiscal 2001. The increase is a result of the Company's partnerships with certain software companies.

         Gross profit for fiscal 2002 increased by approximately 10% to $7.0 million from $6.4 million in fiscal 2001. The increase is the result of the Company's revenue growth as both sales and gross profit had double digit increases in fiscal 2002. Gross profit as a percentage of net revenues during the same periods decreased slightly to 24.0% from 24.8%, which was the result of a downward economy and the Company's effort to be more aggressive in its margins. In addition, gross margin in fiscal 2002 was negatively impacted by $526,000 for inventory obsolescence and shrinkage.

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

         General and administrative expense for fiscal 2002 increased 21% to $4.8 million from $4.0 million for fiscal 2001. As a percentage of net revenues, general and administrative expense slightly increased to 16% for fiscal 2002 from 15% for fiscal 2001. This increase was a result of the Company's revenue growth in fiscal 2002. In addition, fiscal 2001 general and administrative expenses were significantly reduced as the Company settled certain liabilities for amounts less than previously recorded. Accordingly, all previously recorded accruals were reversed as a result of the settlement, which reduced general and administrative expenses. The Company will continue to manage general and administrative costs relative to its net revenue and gross margin.

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

         Other expense, including interest, for fiscal 2002 increased to approximately $222,000 from approximately $184,000 for fiscal 2001. Interest expense, net decreased by approximately 54% to $73,000 in fiscal 2002 from $158,000 in fiscal 2001. This was a result of the Company's significant reduction in its outstanding debt as well as a continual decline in short-term borrowing rates throughout fiscal 2002. In fiscal 2002, the Company recorded a one-time charge of $150,000, to reflect the permanent decline in market value for its investment in WIZnet, a private entity, based on its current performance.

         Net income available to common shareholders decreased approximately 207% in fiscal 2002 to $(1,115,185) from $1,047,041 in fiscal 2001. Included in net income is approximately $279,800 of income tax benefit. The Company has approximately $11 million in Net Operating Loss ("NOL") carryforwards, which may be used to offset future income. The $11 million deferred tax asset was fully reserved prior to October 31, 2002. As of October 31, 2002, a deferred tax asset of $400,000 was recognized based on fiscal 2003 estimated taxable income for which it may offset. A portion of the resulting tax benefit associated with the tax deductions relating to stock options exercised were credited to stockholders equity. Approximately $10.6 million of NOLs remain fully reserved as of October 31, 2002. This reserve will be released in future periods as the company continues to generate taxable income for which the asset will be used to offset.

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

LIQUIDITY AND CAPITAL RESOURCES

         As of October 31, 2003, the Company had cash and cash equivalents of approximately $8.1 million and working capital of approximately $11.9 million. The Company believes cash on hand together with cash generated from operations will provide sufficient financial resources to finance current operations of the Company through fiscal 2004.

         In fiscal 2003, the Company generated approximately $140,000 in cash flow from operating activities of continuing operations. The Company generated net income from continuing operations of approximately $364,000 collected accounts receivable of approximately $750,000, sold inventory of approximately $1.4 million and recognized deferred contract costs of approximately $2.0 million. The cash generated was used primarily to pay accounts payable and accrued expenses of approximately $488,000. In addition, the Company recognized deferred revenue of approximately $4.2 million.

         The Company's investing activities consisted of the purchases of approximately $228,000 for property and equipment.

         The Company's financing activities during fiscal 2003 were provided primarily by the Company's issuance of common stock, and proceeds from the exercise of common stock options. Issuance of the Company's common stock generated approximately $7.4 million, net of expenses. Proceeds from the exercise of common stock options generated approximately $366,000. The Company did not materially rely on its bank line of credit during fiscal 2003. The line of credit expires on March 31, 2004 and currently bears interest at the lower of
(a) prime or (b) the LIBOR Market Index Rate plus two and one-half percent. As of December 31, 2003, the Company had an outstanding balance on the line of credit of approximately $0 and available borrowing capacity of approximately $3.5 million.

         In February 2002, the Company executed a promissory note in conjunction with its line of credit in the amount of $725,000. The note's interest was at the lower of (a) the Lender's Prime Rate per annum or (b) the LIBOR Market Index Rate plus 2.5% and matured on July 5, 2003. The Company made monthly principal payments of approximately $43,000. In July 2003, the Company extinguished its debt and repaid the loan in its entirety.


         On October 24, 2003, the Company sold 1,887,500 shares of its common stock to private and institutional investors in a private placement transaction at a price of $4.00 per share. SteelCloud, Inc. received gross proceeds of $7,550,000 in connection with this transaction. Brean Murray & Co., Inc. and Ferris, Baker Watts, Incorporated acted as co-placement agents in connection with this private offering. The co-placement agents received an aggregate of $437,500 and 107,422 warrants to purchase shares of our common stock as commissions in connection with this offering. Additionally, in connection with this transaction the Company issued an aggregate of 493,359 and 85,938 warrants at an exercise price of $5.81 and $4.00 per share, respectively, which are exercisable until October 24, 2008. The securities were sold pursuant to an exemption from registration provided by section 4(2) of the Securities Act.

         In fiscal 2003, the Company received proceeds from the exercise of stock options of approximately $366,000. Approximately 570,000 shares of common stock were issued upon the exercise of these stock options.

         The Company has obligations under its operating lease commitments of approximately $363,549 for fiscal 2004.

         From time to time, the Company may pursue strategic acquisitions or mergers, which may require significant additional capital. In such event, the Company may seek additional financing of debt and/or equity.

OFF-BALANCE SHEET ARRANGEMENTS

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         The Company's significant contractual obligations as of October 31, 2003 are for debt and operating leases. Debt by year of maturity and future rental payments under operating lease agreements are presented below. As of October 31, 2003, the Company does not have an outstanding balance on its line of credit and does not have any purchase obligations. The Company has not engaged in off-balance sheet financing, commodity contract trading or significant related party transactions.


-------------------------- ------------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS                               PAYMENTS DUE BY PERIOD

-------------------------- ------------------------------------------------------------------------------
                                Total          Less than 1      1-3 years      4-5 years      After 5
                                                  year                                         years
-------------------------- ----------------- ---------------- --------------- ------------- -------------
Notes payable - current           $  96,133         $ 96,133               -             -             -
-------------------------- ----------------- ---------------- --------------- ------------- -------------
Notes payable - long term            59,922                -          45,224        14,698             -
-------------------------- ----------------- ---------------- --------------- ------------- -------------
Operating lease                     455,103          363,549          91,554             -             -
-------------------------- ----------------- ---------------- --------------- ------------- -------------


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


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS OF STEELCLOUD, INC.

                                                                            PAGE
Report of Grant Thornton LLP, Independent Auditors......................     F-1
Report of Ernst & Young LLP, Independent Auditors.......................     F-2
Consolidated Balance Sheets.............................................     F-3
Consolidated Statements of Operations...................................     F-4
Consolidated Statements of Stockholders' Equity.........................     F-5
Consolidated Statements of Cash Flows...................................     F-6
Notes to the Consolidated Financial Statements..........................     F-7



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

         On October 11, 2002, upon receipt of approval of the Audit Committee of the Company's Board of Directors, the Company engaged Grant Thornton LLP to serve as the Company's independent certified public accountants. Prior to October 11, 2002, the Company did not consult with Grant Thornton LLP on any accounting or auditing issues.

ITEM 9A.     CONTROLS AND PROCEDURES


         EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) pursuant to Rule 13a-15(c) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms.

         CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

         The Notice and Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, which is incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G (3) of Form 10-K, will provide the information required under Part III, including Item 10 (directors and executive officers of the Company), Item 11 (Executive Compensation), Item 12 (security ownership of certain beneficial owners and management), and Item 13 (certain relationships and related transactions), which will be filed within 120 days after the end of the fiscal year covered by this Form 10-K.



ITEM 15.      EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K



(a)      The following documents are filed as part of this report

1.       Financial Statements SteelCloud, Inc.
         Report of Grant Thornton LLP, Independent Auditors
         Report of Ernst & Young LLP, Independent Auditors
         Consolidated Balance Sheets as of October 31, 2002 and 2003 Consolidated Statements of Operations for the three years ended
            October 31, 2003
         Consolidated Statements of Stockholders' Equity for the three years ended October 31, 2003
         Consolidated Statements of Cash Flows for the three years ended
            October 31, 2003
         Notes to Consolidated Financial Statements

2.       Financial Statement Schedules
         Schedule II Valuation and Qualifying Accounts

         Statements not listed above have been omitted because they are not applicable or the information required to be set forth therein is included in the Consolidated Financial Statements or the notes thereto under Item 8.

(b) Reports on Form 8-K

         On September 11, 2003, the Company filed a report on Form 8-K pursuant to Items 7 and 12. On October 28, 2003, the Company filed a report on Form 8-K pursuant to Items 5 and 7. On October 29, 2003, the Company filed a report on Form 8-K pursuant to Item 7.


(c) Exhibits.

                               EXHIBIT DESCRIPTION
   NUMBER

**3.1 Articles of Incorporation of the Company, dated February 25, 1998, and effective as of February 26, 1998. (Filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1, Amendment No. 1, dated April 23, 1998 (File No. 333-47631) and hereby incorporated by reference.)
**3.2     By-laws of the Company, effective as of March 5, 1998. (Filed as
          Exhibit 3.2 to the Company's Registration Statement on Form S-1, Amendment No. 2, dated April 23, 1998 (File No. 333-47631) and hereby incorporated by reference.)
**4.1     Specimen common stock certificate for the Company. (Filed as Exhibit
          4.1 to the Company's Registration Statement on Form S-1, Amendment No. 2, dated April 23, 1998 (File No. 333-47631) and hereby incorporated by reference.)
**10.8    Employment Agreement by and between Dunn and Thomas P. Dunne (Filed as
          Exhibit 99.2 to Dunn's Registration Statement on Form SB-2, Amendment 2, dated April 4, 1997 (File No. 333-19635) and hereby incorporated by reference).

**10.10 Deed of Lease, dated February 7, 1997, between APA Properties No. 6 L.P. and STMS, Inc. and First Amendment thereto, dated July 23, 1997 (Filed as Exhibit 10.10 to Dunn's Form 10-KSB, dated January 30, 1998 (File No. 0-22263) and hereby incorporated by reference).
**10.11 1997 Stock Option Plan, as amended. (Filed as Exhibit 10.11 to the Company's Registration Statement on Form S-1, Amendment No. 2, dated April 23, 1998 (File No. 333-47631) and hereby incorporated by reference.)
**10.13 Agreement, dated May 5, 1997, by and between International Data Products, Corp. and the U.S. Air Force, the Desktop V Contract. (Filed as Exhibit 10.13 to the Company's Registration Statement on Form S-1, Amendment No. 2, dated April 23, 1998 (File No. 333-47631) and hereby incorporated by reference.)
**10.16 Deed of Lease, dated July 15, 1994, between Puerto Rico Industrial Development Company and Puerto Rico Industrial Manufacturing Operations, Corp. (Filed as Exhibit 10.16 to the Company's Registration Statement on Form S-1, Amendment No. 2, dated April 23, 1998 (File No. 333-47631) and hereby incorporated by reference.)
**10.22   Employee Stock Purchase Plan.
**10.25 Termination agreement, Promissory Note, dated December 29, 1999 by and between Dunn and Deutsche Financial Services.
**10.26 Loan and Security Agreement, dated May 27, 1999 by and between Dunn and First Union Commercial Corporation.
**10.27 Modification Agreement dated February 11, 2000 by and between Dunn and First Union National Bank.
**10.29 Modification Agreement dated January 18, 2002 by and between SteelCloud, Inc. and First Union National Bank.
**10.30 Second Modification Agreement dated March 31, 2003, by and between Steel Cloud, Inc., a Virginia Corporation, Dunn Computer Corporation, a Delaware corporation, International Data Products, Corp., STMS, Inc., Puerto Rico Industrial Manufacturing Operations Acquisition, Corp. and Dunn Computer Operating Company (collectively, the "Borrower") and Wachovia Bank, National Association, formerly known as First Union National Bank.
*11.1     Statement of Computation of Earnings Per Share.
*21.1     List of Subsidiaries.
*23.1     Consent of Grant Thornton LLP, Independent Auditors.
*23.2     Consent of Ernst & Young LLP, Independent Auditors.
*31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2 Certification of Vice President, Finance Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002
*32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002


-----------

*        Filed herewith
**       Previously filed.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              STEELCLOUD, INC.
Date: January 29, 2004                        By: /S/ THOMAS P. DUNNE
                                                  -------------------
                                                  Thomas P. Dunne
                                                  CHIEF EXECUTIVE OFFICER

         Pursuant to and in accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



          NAME                          TITLE                          DATE


    /S/ THOMAS DUNNE            Chief Executive Officer
     Thomas P. Dunne            and Director                    January 29, 2004

    /S/KEVIN MURPHY
      Kevin Murphy              Chief Financial Officer         January 29, 2004

 /S/ VADM E.A. BURKHALTER
 VADM E. A. Burkhalter USN (Ret.)   Director                    January 29, 2004

     /S/JAMES BRUNO
       James Bruno                  Director                    January 29, 2004

    /S/ JAY KAPLOWITZ
      Jay Kaplowitz                 Director                    January 29, 2004

   /S/BENJAMIN KRIEGER
    Benjamin Krieger                Director                    January 29, 2004

    /S/ RICHARD PRINS
      Richard Prins                 Director                    January 29, 2004

                          INDEX TO FINANCIAL STATEMENTS



STEELCLOUD, INC (A VIRGINIA CORPORATION)
Report of Grant Thornton LLP, Independent Auditors .......................   F-1
Report of Ernst & Young LLP, Independent Auditors ........................   F-2
Consolidated Balance Sheets as of October 31, 2002 and 2003 ..............   F-3
Consolidated Statements of Operations for the
   three years ended October 31, 2003 ....................................   F-4
Consolidated Statements of Stockholders' Equity
   for the three years ended October 31, 2003 ............................   F-5
Consolidated Statements of Cash Flows for the
   three years ended October 31, 2003 ....................................   F-6
Notes to Consolidated Financial Statements ...............................   F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
SteelCloud, Inc.

         We have audited the accompanying consolidated balance sheets of SteelCloud, Inc. as of October 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SteelCloud, Inc. as of October 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

         As discussed in note 5 to the consolidated financial statements the Company adopted Statement of Financial Accounting Standards No. 142, GOODWILL AND OTHER INTANGIBLE ASSET on November 1, 2002

/s/ Grant Thornton LLP
-----------------------
Vienna, VA
December 19, 2003

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


Board of Directors
SteelCloud, Inc.

         We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of SteelCloud, Inc. (a Virginia Corporation) for the year ended October 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations of SteelCloud, Inc. and its cash flows for the year ended October 31, 2001, in conformity with accounting principles generally accepted in the United States.

         As discussed in Note 2 of the Notes to the Consolidated Financial Statements, in 2001 the Company changed its method of accounting for convertible securities with beneficial conversion features.


                                                           /s/ ERNST & YOUNG LLP
                                                           ---------------------
December 21, 2001
McLean, Virginia



                                STEELCLOUD, INC.
                           CONSOLIDATED BALANCE SHEETS
                                                                                           OCTOBER 31,
                                                                                  ----------------------------
                                                                                      2002             2003
                                                                                  ------------    ------------
ASSETS
Current assets:
   Cash and cash equivalents ..................................................   $    751,323    $  8,098,221
    Accounts receivable, net of allowance for
        doubtful accounts of $293,000 as of
        October 31, 2002 and 2003 .............................................      6,082,340       5,332,549
   Inventory, net .............................................................      4,180,812       2,880,944
   Deferred tax asset .........................................................        400,000         400,000
   Income tax receivable ......................................................         55,392          55,392
   Prepaid expenses and other current assets ..................................        208,892         184,420
   Deferred contract costs ....................................................      2,039,339           7,053
   Assets held for sale .......................................................        953,320            --
                                                                                  ------------    ------------
Total current assets ..........................................................     14,671,418      16,958,579

Property and equipment, net ...................................................        304,081         477,111
Equipment on lease, net .......................................................        574,272         335,935
Goodwill and other intangible assets, net .....................................      1,778,059       1,778,059
Other assets ..................................................................        304,922         211,155
                                                                                  ------------    ------------
Total assets ..................................................................   $ 17,632,752    $ 19,760,839
                                                                                  ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ...........................................................   $  3,620,580    $  3,202,195
   Accrued expenses ...........................................................      1,542,277       1,369,145
   Notes payable, current portion .............................................        503,823          96,133
   Liabilities held for sale ..................................................        641,145            --
   Unearned revenue ...........................................................      4,507,859         293,363
                                                                                  ------------    ------------
Total current liabilities .....................................................     10,815,684       4,960,836
    Notes payable, long-term portion ..........................................         60,000          59,952
    Other .....................................................................           --             6,415
                                                                                  ------------    ------------
Total long-term liabilities ...................................................         60,000          66,367
Stockholders' equity:
Common stock, $.001 par value;
   50,000,000 shares authorized,
   10,447,611 and 13,008,553 shares issued
   and outstanding at October 31, 2002 and 2003,
   respectively ...............................................................         10,448          13,009
Additional paid-in capital ....................................................     39,553,017      47,307,036
Treasury stock, 400,000 shares at October 31, 2002
   and 2003, respectively .....................................................     (3,432,500)     (3,432,500)
Accumulated deficit ...........................................................    (29,373,897)    (29,153,909)
                                                                                  ------------    ------------
Total stockholders' equity ....................................................      6,757,068      14,733,636
                                                                                  ------------    ------------
Total liabilities and stockholders' equity ....................................   $ 17,632,752    $ 19,760,839
                                                                                  ============    ============
                                                        SEE ACCOMPANYING NOTES




                                STEELCLOUD, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   YEARS ENDED OCTOBER 31,
                                                      --------------------------------------------
                                                          2001            2002            2003
                                                      ------------    ------------    ------------

Net revenues ......................................   $ 25,791,082    $ 29,157,368    $ 33,042,999
Costs of revenues .................................     19,406,836      22,163,435      26,353,462
                                                      ------------    ------------    ------------
Gross profit ......................................      6,384,246       6,993,933       6,689,537

Selling and marketing .............................        724,337       1,184,406       1,276,386
General and administrative ........................      3,956,293       4,769,552       4,550,414
Research and product development ..................           --              --           494,087
Impairment of goodwill ............................           --           132,644            --
Amortization of goodwill ..........................        394,216         394,216            --
                                                      ------------    ------------    ------------

Income from operations ............................      1,309,400         513,115         368,650

Other income (expense):
   Interest income ................................         87,961           5,525           5,661
   Interest expense ...............................       (245,532)        (78,734)        (22,800)
   Other, net .....................................        (26,396)       (149,183)         12,421
                                                      ------------    ------------    ------------
Income from continuing operations before income tax      1,125,433         290,723         363,932

Provision for (benefit from) income taxes .........        102,276        (279,800)           --
                                                      ------------    ------------    ------------
Income from continuing operations .................      1,023,157         570,523         363,932
(Loss) from discontinued operations, net of tax ...         (9,431)     (1,685,708)       (134,367)
(Loss)  on disposal of discontinued operations,
   net of tax .....................................           --              --            (9,577)
                                                      ------------    ------------    ------------
Income (loss) before cumulative effect of .........   $  1,013,726    $ (1,115,185)   $    219,988
  accounting change
Cumulative effect of change in accounting principle       (576,001)           --              --
                                                      ------------    ------------    ------------
Net income (loss) .................................   $    437,725    $ (1,115,185)   $    219,988


Dividends to preferred stockholders ...............       (112,500)           --              --
Increase to income available to common stockholders
     from repurchase of preferred stock ...........        721,816            --              --
                                                      ------------    ------------    ------------
Net income (loss) available to common stockholders    $  1,047,041    $ (1,115,185)   $    219,988
                                                      ============    ============    ============

Earnings (loss) per share, basic
Earnings from continuing operations ...............    $      0.10     $      0.06    $       0.04
(Loss) from discontinued operations ...............           --             (0.17)          (0.01)
                                                      ------------    ------------    ------------
Net earnings (loss) per share .....................   $       0.10    $      (0.11)   $       0.03
                                                      ============    ============    ============

Earnings (loss) per share, fully diluted
Earnings (loss) from continuing operations ........   $       0.08    $       0.05    $       0.03
(Loss) from discontinued operations ...............           --             (0.15)          (0.01)
                                                      ------------    ------------    ------------
Net earnings (loss) per share .....................   $       0.08    $      (0.10)   $       0.02
                                                      ============    ============    ============
Pro  forma amounts assuming the
  accounting change is applied retroactively:
Net income (loss) to common stockholders ..........   $  1,623,042    $ (1,115,185)   $    219,988
                                                      ============    ============    ============
Net earnings (loss) per share, basic ..............   $       0.16    $      (0.11)   $       0.03
                                                      ============    ============    ============
Net earnings (loss) per share, fully diluted ......   $       0.08    $      (0.10)   $       0.02
                                                      ============    ============    ============



                             SEE ACCOMPANYING NOTES.



                                STEELCLOUD, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                         ADDITIONAL
                                  PREFERRED STOCK                 COMMON STOCK            PAID-IN
                                SHARES       AMOUNT          SHARES          AMOUNT        CAPITAL

                           -------------------------------------------------------------------------

BALANCE AT
OCTOBER 31, 2000 .....          2,850               3       9,806,962          9,807      41,584,844

Conversion of
Series A Convertible
Preferred Stock ......           (230)           --           390,267            391            (391)

Conversion of
Preferred Stock
dividends to shares
of Common Stock ......           --              --            17,316             17          10,019

Dividend Declared on
Series A Convertible
Preferred Stock ......           --              --              --             --              --

Cumulative effect of
change in accounting
principle ............           --              --              --             --           576,001

Redemption of
preferred Stock ......         (2,620)             (3)           --       (3,091,076)           --

Net Income ...........           --              --              --             --              --
                           -------------------------------------------------------------------------

BALANCE AT ...........                                     10,214,545   $     10,215    $ 39,079,397
OCTOBER 31, 2001
Issuance of
common stock
in connection
with exercise
of employee
incentive
stock option
plan .................           --              --           227,826            228         272,465

Issuance of
common stock
for services .........           --              --             5,240              5          17,495

Tax benefit associated
with exercise of
employee
stock options ........           --              --              --             --           119,000

Compensation expense
associated with the
issuance of stock
options ..............           --              --              --             --            64,660

Net Income ...........           --              --              --             --              --
                           -------------------------------------------------------------------------

BALANCE AT ...........                                     10,447,611   $     10,448    $ 39,553,017
OCTOBER 31, 2002
Issuance of
common stock
in connection
with exercise
of employee
incentive
stock option
plan .................           --              --           673,442            673         789,882

Issuance of
common stock .........      6,966,025
under private
placement ............           --              --         1,887,500          1,888       6,964,137

Net Income ...........           --              --              --             --              --
                           -------------------------------------------------------------------------

BALANCE AT ...........                                     13,008,553    $     13,009    $ 47,307,036
OCTOBER 31, 2003
                           =========================================================================








                                            RETAINED
                             TREASURY       EARNINGS
                              STOCK       (ACCUMULATED        TOTAL
                                             DEFICIT)
                           -------------------------------------------

BALANCE AT
OCTOBER 31, 2000 .....     (3,432,500)    (29,305,753)      8,856,401

Conversion of
Series A Convertible
Preferred Stock ......           --              --              --

Conversion of
Preferred Stock
dividends to shares
of Common Stock ......           --              --            10,036

Dividend Declared on
Series A Convertible
Preferred Stock ......           --          (112,500)       (112,500)

Cumulative effect of
change in accounting
principle ............           --          (576,001)           --

Redemption of
preferred Stock ......        721,816      (2,369,263)

Net Income ...........           --         1,013,726       1,013,726

                           -------------------------------------------

BALANCE AT ...........   $ (3,432,500)   $(28,258,712)   $  7,398,400
OCTOBER 31, 2001
Issuance of
common stock
in connection
with exercise
of employee
incentive
stock option
plan .................           --              --           272,693

Issuance of
common stock
for services .........           --              --            17,500

Tax benefit associated
with exercise of
employee
stock options ........           --              --           119,000

Compensation expense
associated with the
issuance of stock
options ..............           --              --            64,660

Net Income ...........           --        (1,115,185)     (1,115,185)

                           -------------------------------------------
BALANCE AT ...........   $ (3,432,500)   $(29,373,897)   $  6,757,068
OCTOBER 31, 2002
Issuance of
common stock
in connection
with exercise
of employee
incentive
stock option
plan .................           --              --           790,555

Issuance of
common stock .........
under private
placement ............           --              --

Net Income ...........           --           219,988         219,988

                           -------------------------------------------
BALANCE AT ...........   $ (3,432,500)   $(29,153,909)     14,733,636
OCTOBER 31, 2003

                           ===========================================

                             SEE ACCOMPANYING NOTES.



                                 STEELCLOUD, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            YEARS ENDED OCTOBER 31,
                                                   -----------------------------------------
                                                      2001           2002            2003
                                                   -----------    -----------    -----------
OPERATING ACTIVITIES
Net income (loss) ..............................   $   437,725    $(1,115,185)   $   219,988
Cumulative change in accounting principle ......       576,001           --             --
Loss from discontinued operations, net .........         9,431      1,685,708        143,944
                                                   -----------    -----------    -----------
Income applicable from continuing operations ...     1,023,157        570,523        363,932
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
   Depreciation and amortization of property and     1,301,588        683,860        331,553
   equipment
   Amortization of goodwill and other ..........       394,216        394,216           --
   intangibles
   Impairment of goodwill ......................          --          132,644           --
   Impairment charge - investment ..............          --          150,000           --
   Provision for bad debt ......................          --          161,030           --
   (Gain) loss on sale of assets ...............          --            4,196           --
   (Gain) on settlement of litigation ..........      (343,087)          --             --
   Stock compensation expense ..................          --           82,160           --
   Changes in operating assets and liabilities:
     Accounts receivable, net ..................    (2,258,763)      (586,275)       749,791
     Income tax receivable .....................    (1,169,743)     1,345,032           --
     Inventory .................................      (267,972)       117,458      1,336,334
     Prepaid expenses and other assets .........        38,236         41,688         29,394
     Deferred contract costs ...................          --       (2,039,339)     2,032,286
     Deferred tax asset (credit) ...............     1,282,695       (279,800)          --
     Accounts payable ..........................       600,954        454,159       (321,574)
     Accrued expenses ..........................       213,513         53,462       (166,718)
     Unearned revenue and other liabilities ....        77,695      4,294,474     (4,214,496)
                                                   -----------    -----------    -----------
Net cash provided by operating
activities of continuing operations ............       892,489      5,579,488        140,502

INVESTING ACTIVITIES
Purchases of property and equipment ............      (518,956)      (704,030)      (228,177)
                                                   -----------    -----------    -----------
Net cash (used in) investing activities ........      (518,956)      (704,030)      (228,177)

FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of .          --             --        7,390,559
expenses
Payments made to redeem preferred stock ........    (2,562,739)          --             --
Proceeds from exercise of common stock options .          --          272,693        366,021
Proceeds on notes payable ......................          --          725,000           --
Payments on notes payable ......................      (430,022)      (515,742)      (538,436)
Net proceeds from (repayments on)
lines of credit, net ...........................     1,353,551     (3,836,754)          --

                                                   -----------    -----------    -----------
Net cash (used in) provided by financing .......    (1,639,210)    (3,354,803)     7,218,144
activities

Net (decrease) increase in cash
and cash equivalents
of continuing operations .......................    (1,265,677)     1,520,655      7,130,469
Net cash provided by (used in)
operating activities of discontinued
operations .....................................     1,231,288     (1,051,650)       216,429
Cash and cash equivalents at beginning of ......       316,707        282,318        751,323
year
                                                   -----------    -----------    -----------
Cash and cash equivalents at end of year .......   $   282,318    $   751,323    $ 8,098,221
                                                   ===========    ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid ..................................   $   336,128    $   129,287    $    23,345
                                                   -----------    -----------    -----------
Income taxes paid ..............................   $   185,210    $     1,200           --
                                                   ===========    ===========    ===========


                             SEE ACCOMPANYING NOTES

                                STEELCLOUD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         OCTOBER 31, 2001, 2002 AND 2003


1.  ORGANIZATION

         Founded in 1987, SteelCloud, Inc, based in Dulles, Virginia, designs, develops and manufactures customized computer servers and network appliances. The Company's custom computer servers are designed to meet the precise needs of volume customers to reduce the customer's investments in logistics, integration capacity and support. The Company's network security appliances are developed in collaboration with some of the world's premiere software companies. In addition, the Company develops proprietary software to optimize the performance of its security appliances. The Company's appliances are specially designed and optimized to deliver a dedicated network service such as antivirus gateway protection, intrusion detection and secure content management.

         On May 15, 2001, the shareholders approved an amendment to the Company's articles of incorporation to change the corporate name from Dunn Computer Corporation to SteelCloud, Inc.

On October 25, 2002, management, with the approval of the Board of Directors, determined that its Puerto Rico Industrial Manufacturing Operation ("PRIMO") would no longer contribute to the Company's future operations and therefore adopted a plan to cease that operation effective on that date. In September 2003, the Company sold the assets of the operation. Accordingly, the Company has reflected this operation as discontinued in the accompanying financial statements.

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

INVENTORY AND DEFERRED CONTRACT COSTS

         Inventory consists of materials and components used in the assembly of the Company's products and is stated at the lower of cost or market as determined by the first-in first-out (FIFO) method. The Company periodically evaluates its inventory obsolescence reserve to ensure inventory is recorded at its net realizable value.

         Deferred contract costs represents costs associated with products where title has transferred but revenue has been deferred in accordance with the Company's revenue recognition policy.

IMPAIRMENT OF LONG-LIVED ASSETS

          In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", long-lived assets are reviewed by the Company to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flows analysis of assets at the lowest level for which identifiable cash flow exists. If an impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the estimated value of the asset. During fiscal year 2002, management determined that the remaining amount of goodwill associated with the purchase of IDP and PRIMO was impaired and recorded impairment charges of $132,645 and $165,652 (which is recorded in discontinued operations) for IDP and PRIMO respectively. (See note 5).

GOODWILL AND OTHER INTANGIBLE ASSETS

         Goodwill and other intangibles represent the unamortized excess of the cost of acquiring subsidiary companies over the fair values of such companies' net tangible assets at the dates of acquisition. Goodwill related to the Company's STMS acquisition as described in Note 5 has been amortized on a straight-line basis using a twenty-year life. Effective November 1, 2002 the Company adopted SFAS No. 142 "Accounting for Goodwill and Other Intangible Assets", and as a result, the Company no longer amortizes goodwill. Instead, management regularly assesses the continuing value of goodwill to measure for possible impairment. As of October 31, 2003, the Company has not recorded any additional impairment of its goodwill.

STOCK COMPENSATION


         Statement of Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 123) encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the disclosure only alternative described in SFAS 123 and SFAS 148, which require pro forma disclosures of net income and earning per share as if the fair value method of accounting had been applied.


         Had compensation expense related to the stock options been determined based on the fair value at the grant date for options granted during the years ended October 31, 2001, 2002, and 2003 consistent with the provisions of SFAS 123, the Company's net income and earnings per share would have been as follows:


                                                             YEAR ENDED OCTOBER 31,
                                                ---------------------------------------------
                                                     2001          2002             2003
                                                ---------------------------------------------
Net (loss) income applicable to common
  shareholders ..............................   $  1,047,041   $ (1,115,185)   $      219,988
Deduct: Total stock-based compensation
  expense determined under fair
  value based method ........................   $    543,597   $    453,594    $      630,932
                                                ---------------------------------------------
Net income (loss)  - pro forma ..............   $    503,444   $ (1,568,779)   $     (410,944)
                                                ---------------------------------------------
Earnings per share:
    Earnings per share basic  - as reported .   $       0.10   $      (0.11)   $         0.03
    Earnings per share diluted  - as reported   $       0.08   $      (0.10)   $         0.02
    Earnings per share basic  - pro forma ...   $       0.05   $      (0.16)   $        (0.04)
    Earnings per share diluted - pro forma ..   $       0.04   $      (0.15)   $        (0.04)
Weighted average common shares
    outstanding:
Basic weighted average shares
    outstanding
                                                  10,111,364      9,947,675        10,240,630
    Fully diluted weighted average shares
    outstanding .............................     12,463,232     10,811,510        10,962,050


         The effect of applying SFAS 123 on pro forma net income as stated above is not necessarily representative of the effects on reported net income for future years due to, among other things, the vesting period of the stock options and the fair value of additional options in the future years.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing fair value model with the following weighted- average assumptions used for grants in 2001, 2002 and 2003: dividend yield of 0%, expected volatility of 152%, 87% and 114%, respectively; risk-free interest rates of 4.50%, 4.27% and 4.73% respectively; and expected life of the option term of five years. The weighted average fair values of the options granted in 2001 2002, and 2003 with a stock price equal to the exercise price is $0.74, $0.98 and $0.98 respectively.

REVENUE RECOGNITION

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

         The Company derives its revenue from the following sources: Product revenue, information technology support services, software license as a reseller and support revenue and software training and customization revenue.

         For product sales the Company generally recognizes revenue at the time of shipment when both title and risk of loss transfers to the customer. For technology support services under time and material contracts, the Company recognizes revenue as services are provided. Revenue from hardware leased to customers under operating lease arrangements is recognized over the contract term. When product and installation services that are not essential to the functionality of the product are sold as part of a bundled agreement, the fair value of the installation services, based on the price charged for the services when sold separately, is deferred and recognized when the services are performed. The products sold are generally covered by a warranty for periods ranging from one to three years. The Company accrues an estimated warranty reserve in the period of sale to provide for estimated costs to provide warranty services.

         The Company is a value-added reseller for certain software products. When resold software licenses, and related maintenance, customization and training services are all provided together to an individual customer the Company recognizes revenue for the arrangement after the Company has delivered the software license and the customer has approved all customization and training services provided. In instances were the Company only resells the software license and maintenance to the customer, the Company recognizes revenue after the customer has acknowledged and accepted delivery of the software. The software manufacturer is responsible for providing software maintenance. Accordingly, revenue from maintenance contracts is recognized upon delivery or acceptance, as the Company has no future obligation to provide the maintenance services and no right of return exists.

         The Company incurs shipping and handling costs, which are recorded in cost of revenues.

         During the years ended October 31, 2001, 2002 and 2003, the Company had revenues from the Federal government, which represented 21%, 21% and 46%, respectively, of total revenue. As of October 31, 2002 and 2003, accounts receivable from agencies of the Federal government represented 47%, and 44%, respectively, of total accounts receivable. During fiscal 2001 and 2002 the Company's significant customers were Lockheed Martin, Network Associates and Modus Media all of which are third parties. During those years, Lockheed revenues were 3% and 10%, respectively, Network Associates revenues were 38% and 54%, respectively, and Modus Media revenues were 21% and 0%, respectively. During fiscal year 2003, the Company's significant customers were Lockheed Martin and General Services Administration, representing 26% and 11% of the Company's net revenues, respectively. As for accounts receivable balances at October 31, 2002, Lockheed Martin comprised of 28%, Network Associates comprised of 9% and Modus Media comprised of 0%. Accounts receivable balances as of October 31, 2003 included amounts due from Lockheed Martin (13%) and General Services Administration (1%).

ADVERTISING EXPENSES

         The Company expenses advertising costs as incurred. Advertising costs amounted to approximately $65,000, $50,000 and $57,000 during fiscal 2001, 2002, and 2003, respectively.

RESEARCH AND PRODUCT DEVELOPMENT EXPENSES

         The Company expenses research and product development expenses as incurred.

INCOME TAXES

         The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of certain assets and liabilities. A valuation allowance is established, as necessary, to reduce deferred income tax assets an amount expected to be realized in future periods.


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

SUPPLEMENTAL INFORMATION OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

                                                       YEAR ENDED OCTOBER 31,
                                              ----------------------------------
                                                 2001         2002        2003
                                              =========    ========    =========
Common stock issued in connection
  with legal settlement ..................         --          --           --
                                              =========    ========    =========
Deemed dividend on preferred stock .......    $ 112,500        --      $    --
                                              =========    ========    =========
Increase to income to common
  shareholders for repurchase
  of preferred stock .....................    $ 721,816        --      $    --
                                              =========    ========    =========
Conversion of preferred stock and
  accrued dividends to common stock ......    $  10,036        --      $    --
                                              =========    ========    =========
Cumulative effect of change in
  accounting principle ...................    $ 576,001        --      $    --
                                              =========    ========    =========
Non cash stock compensation ..............         --      $ 82,160    $    --
                                              =========    ========    =========
Tax benefit associated with exercise
  of stock options .......................         --      $119,000    $    --
                                              =========    ========    =========

EARNINGS PER SHARE

         The Company follows the provisions of Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE ("SFAS 128") which requires the Company to present basic and fully diluted earnings per share. Basic earnings per share is based on the weighted average shares outstanding during the period. Diluted earnings per share increases the shares used in the basic share calculation by the dilutive effect on net income from continuing operations of stock options, warrants and convertible preferred stock.

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

RECENT PRONOUNCEMENTS

         In January 2003, the FASB issued Interpretation Number 46, Consolidation of Variable Interest Entities ("FIN 46"). This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. FIN 46 defines the concept of "variable interests" and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003. FASB Staff Position 46-6, which was issued in October 2003, delayed the effective date of FIN 46 to the first reporting period ending after December 15, 2003 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. Adoption of this standard is not expected to have a material effect on the Company's financial statements.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting and reporting for derivative instruments and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for derivative instruments and hedging activities entered into or modified after June 30, 2003, except for certain forward purchase and sale securities. For these forward purchase and sale securities, SFAS No. 149 is effective for both new and existing securities after June 30, 2003. The adoption of this standard did not have a material impact on the Company's financial statements.

         In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for issuer classification and measurement of certain financial instruments with characteristics of both liabilities and equity. Instruments that fall within the scope of SFAS No. 150 must be classified as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. For financial instruments issued on or before May 31, 2003, SFAS No. 150 is effective for the Company in the first quarter of fiscal year 2004. Adoption of this standard is not expected to have a material effect on the Company's financial statements.

3.   DISCONTINUED OPERATIONS

         The Company continually evaluates its operating facilities with regard to its long-term strategic goals established by management and the Board of Directors. Operating facilities, which are not expected to contribute to the Company's future operations are either closed or sold. On October 25, 2002, management, with the approval of the Board of Directors, determined that its Puerto Rico Industrial Manufacturing Operation Acquisition Corp ("PRIMOA") would no longer contribute to future operations and therefore adopted a plan to dispose of that operation effective on that date. On September 12, 2003, the Company sold the assets of its Puerto Rican operation for approximately $30,000. In addition, the Company contracted with a local service firm to complete its service and warranty obligations. The Company believes that there will be no additional costs incurred related to this operation.

         Accordingly, the Company has reclassified the Consolidated Financial Statements of SteelCloud, Inc for the periods ended October 31, 2001, 2002 and 2003, to reflect the discontinued operations of PRIMOA. As a result, revenues, costs and expenses have been reported as discontinued operations and PRIMOA's assets and liabilities have been reported as assets and liabilities held for sale on the Company's consolidated balance sheet. A loss on the sale of the discontinued operation in the amount of $9,577 was recorded in fiscal year 2003. A summary of the financial information for the discontinued operation is as follows:


                                                          YEARS ENDED OCTOBER 31,
                                                   2001           2002           2003
                                              -----------------------------------------
Net revenues ..............................   $ 4,347,296    $ 1,613,864    $   228,143
Gross profit ..............................     1,244,155       (506,620)        78,470
(Loss) from discontinued operations .......        (9,431)    (1,685,708)      (134,367)


                                                       OCTOBER 31,
                                                  2002           2003
                                              -------------------------

Accounts receivable, net ..................   $   682,978    $      --
Inventory, net ............................       188,698           --
Other assets ..............................        81,644           --
                                              -------------------------
Total assets ..............................       953,320           --

Accrued expenses ..........................   $   590,526    $      --
Accounts payable and other liabilities ....        50,619           --
                                              -------------------------
Total liabilities .........................       641,145           --


4.  PROPERTY AND EQUIPMENT AND EQUIPMENT ON LEASE

         Property and equipment, including leasehold improvements, are stated at cost. Property and equipment are depreciated and amortized using the straight-line method over the estimated useful lives ranging from three to five years. Leasehold improvements are amortized over the lesser of the related lease term or the useful life.

         Property and equipment consisted of the following:

                                                           OCTOBER 31,
                                                 ------------------------------
                                                    2002                2003
                                                 -----------        -----------
Computer and office equipment ............       $ 1,683,702        $ 1,831,986
Furniture and fixtures ...................           271,070            271,070
Leasehold improvements ...................           446,714            455,724
Other ....................................           336,681            423,089
                                                 -----------        -----------
                                                   2,738,167          2,981,869
Less accumulated depreciation
  and amortization .......................        (2,434,086)        (2,504,758)
                                                 -----------        -----------
                                                 $   304,081        $   477,111
                                                 ===========        ===========

         The Company owns equipment that is currently at customer sites under operating lease agreements (See Note 2 - Revenue Recognition). The cost of the equipment was $1,162,744 and $1,602,713 at October 31, 2003 and 2002,
respectively. The related accumulated depreciation on the equipment was $826,809 and $1,028,441 at October 31, 2003 and 2002, respectively.


5.       GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets were comprised of:

                                                            OCTOBER 31,
                                                   ----------------------------
                                                       2002             2003
                                                   -----------      -----------
Goodwill and other intangibles:
   Goodwill ..................................     $ 2,397,288      $ 2,397,288
   Other intangibles .........................         600,000          600,000
                                                   -----------      -----------
Total goodwill and other intangibles .........       2,997,288        2,997,288
Less accumulated amortization:
   Goodwill ..................................         639,229          639,229
   Other intangibles .........................         580,000          580,000
                                                   -----------      -----------
Total accumulated amortization ...............      (1,219,229)      (1,219,229)
                                                   -----------      -----------
                                                   $ 1,778,059      $ 1,778,059
                                                   ===========      ===========

         The Company has amortized goodwill using 20-year lives through October 31, 2002. Beginning November 1, 2002, the Company no longer amortizes goodwill as a result of adopting SFAS 142 "Goodwill and Other Intangible Assets" and instead periodically tests goodwill for impairment. In fiscal 2001 and 2002, the Company recorded amortization expense associated with Goodwill of $394,216 and $394,216, respectively. Had amortization expense not been recorded in fiscal 2001 and 2002, net income (loss) would have been $1,441,257 and ($720,969), respectively. Basic and fully diluted earnings per share in fiscal 2001 and 2002 would have been basic 0.14 and fully diluted 0.12, and basic (0.07) and diluted (0.07), respectively.

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

         During fiscal year 2002, the Company completed all contracts relating to the purchase of IDP. In addition, the Company determined to dispose of operations at its Puerto Rico facility. As a result, the Company determined that the carrying amount of goodwill associated with the IDP and PRIMO acquisitions was not recoverable. The Company performed an analysis of the goodwill in accordance with SFAS 121 and determined that the fair value of the remaining goodwill (estimated using the present value of expected future cash flows) was $0. Accordingly, the Company recorded impairment charges of $132,000 and $166,000 (which is recorded in discontinued operations) for IDP and PRIMO respectively during fiscal year 2002. The Company did not record any impairment charges in fiscal 2003.

6.  BANK LINES OF CREDIT AND NOTES PAYABLE

OPERATING LINE OF CREDIT

         The Company has a line of credit agreement, as amended, with a bank that allows the Company to borrow an amount limited to the minimum of its borrowing base or $3.5 million. The line of credit bears interest at the lower of (a) the Lender's Prime Rate per annum or (b) LIBOR Market Index Rate plus 2.5%. The line of credit expires and is subject to renewal on March 31, 2004. As of October 31, 2002 and 2003, the Company had no borrowing on this line of credit facility. The line of credit is secured by all assets of the Company.

         As of October 31, 2003, the Company's borrowing base, which is based on certain percentages of total accounts receivables less over due accounts, was $3.5 million.


         For the quarter ended October 31, 2002, the Company was not in compliance with one of its financial covenants. On January 21, 2003, the Company's bank issued a waiver to allow the Company to continue borrowing as needed on its line of credit.

         On January 22, 2004, the Company modified its bank line of credit that allows the Company to borrow an amount to the lesser of its collateralized cash on hand or $3.5 million. The line of credit bears interest at the LIBOR Market Index rate plus 1.25%. The line of credit is secured by all assets of the Company. As of January 22, 2004, there were no outstanding borrowings on the line of credit.

NOTES PAYABLE

         On February 1, 2002, the Company executed a promissory note in conjunction with its line of credit in the amount of $725,000. The note bears interest at the lower of (a) the Lender's Prime Rate per annum or (b) the LIBOR Market Index Rate plus 2.5% and matures on July 5, 2003. The Company makes monthly principal payments of approximately $43,000. In July 2003, the Company repaid the debt thereby extinguishing its obligations under this note. As of October 31, 2002 and 2003 the outstanding balance on the promissory note at October 31, 2003 was approximately $384,000 and $0, respectively.

         On April 1, 2002, the Company executed a two-year promissory note in conjunction with a litigation settlement for approximately $240,000. The promissory note bears interest at the prime rate and matures in May 2004. The Company makes monthly payments of $10,000 plus accrued interest. The outstanding balance on the note at October 31, 2002 and 2003 was approximately $180,000 and $60,000, respectively. In December 2003, the Company paid the debt thereby extinguishing its obligations under this note.

         Notes payable consisted of the following:
                                                                 OCTOBER 31,
                                                            --------------------
                                                              2002         2003
                                                            --------     -------

Bank term notes, bearing interest at the prime rate;
  payable in monthly installments of $34,652, $42,647,
  $10,000 and $5,389 plus accrued interest,
  maturing in January 2002, July 2003, May 2004,
  and February 2004, respectively........................   $563,823     $81,555
Asset loans, bearing interest at annual interest
  rates from %0 to 7.9% due in aggregate monthly
  payments of $479, $348, and $359 due in December
  2008, July 2008, and July 2008, respectively,
  secured by certain assets of the Company...............     --         $74,530
                                                            --------     -------

                                                             563,823     156,085
Less current portion.....................................    503,823      96,133
                                                            --------     -------
Notes payable, long-term.................................   $ 60,000    $ 59,952
                                                            ========    ========

7.  COMMITMENTS

OPERATING LEASES

         The Company leases office space for its corporate headquarters under a noncancelable operating lease agreement. The lease agreement was renewed in October 1999 and expires in February 2005. Additionally, the Company leases various office equipment and other office space under non-cancelable operating leases which expire through July of 2004. Rent expense under all leases, which is recorded on a straight-line basis over the life of each lease, was approximately $284,000, $411,000 and $352,000 for the years ended October 31, 2001, 2002, and 2003, respectively.

         Future minimum lease payments under noncancelable operating leases, including the leases assumed in the STMS and IDP acquisitions, at October 31, 2003 are as follows:

        2004.............................           363,549
        2005.............................            91,554
                                                   --------
        Total............................          $455,103
                                                   ========


8.  EMPLOYMENT AGREEMENTS

         The Company has an employment agreement with Thomas P. Dunne, the Company's Chairman and Chief Executive Officer. The agreement for Mr. Dunne has a term of three years commencing April 1997 and automatically renews for additional one-year terms unless terminated by either the Company or the employee.


9.  STOCKHOLDERS' EQUITY

EQUITY TRANSACTIONS


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

         The holders of the preferred shares were entitled to cumulative dividends of 5% of the liquidation preference of $1,000 per share plus accrued but unpaid dividends whether or not declared. For fiscal year 2001, the Company accrued dividends of $112,500 and no dividends were unpaid as of October 31, 2001. Each holder of preferred shares was entitled to voting rights equal to the number of shares of common stock into which such preferred shares were convertible.

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

         On October 24, 2003, SteelCloud, Inc. issued 1,887,500 shares of its common stock to investors in a private placement transaction. Net proceeds after costs and expenses associated with this private placement were approximately $7.2 million. SteelCloud, Inc. received gross proceeds of $7,550,000 in connection with this transaction. Additionally, SteelCloud, Inc. issued an aggregate of 493,359 and 85,938 warrants at an exercise price of $5.81 and $4.00 per share, respectively, which are exercisable until October 24, 2008. The securities were sold pursuant to an exemption from registration provided by section 4(2) of the Securities Act.


STOCK OPTIONS

         On January 6, 1997, the Company adopted the 1998 Stock Option Plan (the 1998 Option Plan), under the 1998 Option Plan the Company can grant up to 2,750,000 options to officers, directors and employees, who contribute materially to the success of the Company. In addition, the Company established the 2002 Stock Option Plan (the 2002 Option Plan) in May 2002, which permits the Company to grant up to 750,000 options to officers, directors and employees under that Plan. Stock options are generally granted at the fair market value of its common stock at the date of grant. However, in fiscal 2002, the Company granted 106,000 options with exercise prices of $1.20 when the underlying value of the Company's common stock was $1.81. The Company recorded a charge for compensation expense associated with these options of $64,660. The options vest ratably over a stated period of time not to exceed four years. The contractual term of the options is five years.

Common stock option activity was as follows:
                                                           SHARES      WEIGHTED-
                                                                        AVERAGE
                                                                        EXERCISE
                                                                         PRICE
                                                        ------------------------
 Outstanding at October 31, 2000 ...............         2,441,933      $   3.95
   Options granted .............................           984,000          0.74
   Options canceled or expired .................          (387,599)         3.20
                                                        ----------      --------
Outstanding at October 31, 2001 ................         3,038,334      $   3.01
   Options granted .............................           323,500          1.21
   Options exercised ...........................          (227,826)         1.20
   Options canceled or expired .................          (258,836)         1.96
                                                        ----------      --------
Outstanding at October 31, 2002 ................         2,875,172      $   3.04
                                                        ----------      --------
 Exercisable at October 31, 2002 ...............         1,537,115      $   1.83
   Options granted .............................           281,250          1.49
   Options exercised ...........................          (570,453)         1.19
   Options canceled or expired .................           (99,134)         1.38
                                                        ----------      --------
Outstanding at October 31, 2003 ................         2,486,835      $   3.34
                                                        ----------      --------
 Exercisable at October 31, 2003 ...............         1,350,670      $   1.81


         The total options outstanding include 600,000 options granted to the former IDP stockholders that are not included in the Option Plan.

         As of October 31, 2002 and 2003, there were 474,828 and 193,578 options available for future grants under the 1998 Option Plan, respectively and 750,000 options available for future grants under the 2002 Option Plan.


         The following table summarizes information about fixed-price stock options outstanding at October 31, 2003:

                                                        AVERAGE        WEIGHTED-
                                                        REMAINING       AVERAGE
RANGE OF EXERCISE PRICES                NUMBER         CONTRACTUAL      EXERCISE
                                     OUTSTANDING          LIFE           PRICE
                                     -------------------------------------------

$0.55-$1.75 ....................      1,309,176          2.73         $   0.98
$1.76-$4.50 ....................        577,659          3.61             3.08
$4.51-$8.75 ....................        600,000          4.50             8.75
                                      ---------          ----         --------
$0.55-$8.75 ....................      2,486,835          3.36         $   3.34
                                      =========          ====         ========

         Had compensation expense related to the stock options been determined based on the fair value at the grant date for options granted during the years ended October 31, 2001, 2002, and 2003 consistent with the provisions of SFAS 123, the Company's net income and earnings per share would have been as follows:

                                                    YEAR ENDED OCTOBER 31,
                                          --------------------------------------
                                             2001          2002           2003
                                          --------------------------------------

Net income (loss)  - pro forma ........   $ 503,444   $(1,568,779)   $ (410,944)
Net income (loss) per share - pro forma $ 0.05 $ (0.16) $ (0.04) Net income (loss) per share -
  assuming dilution pro forma .........   $    0.04   $     (0.15)   $    (0.04)


         The effect of applying SFAS 123 on pro forma net income as stated above is not necessarily representative of the effects on reported net income for future years due to, among other things, the vesting period of the stock options and the fair value of additional options in the future years.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing fair value model with the following weighted- average assumptions used for grants in 2001, 2002 and 2003: dividend yield of 0%, expected volatility of 152%, 87% and 114%, respectively; risk-free interest rates of 4.50%, 4.27% and 4.73% respectively; and expected life of the option term of five years. The weighted average fair values of the options granted in 2001 2002, and 2003 with a stock price equal to the exercise price is $0.74, $0.98 and $0.98 respectively.

10.  INCOME TAXES

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

         Components of the Company's net deferred tax asset balance are as follows:



                                                          OCTOBER 31,
                                                  -----------------------------
                                                      2002             2003
                                                  ------------     ------------
Deferred tax asset:
   Current portion:
        Accrued expenses .....................    $    314,051     $    167,138
        Asset reserves .......................         514,207          252,358
        Other ................................            --             57,930
                                                  ------------     ------------
   Total current portion .....................         828,258          477,426
                                                  ------------     ------------
   Long term portion:
        Net operating loss carryforwards .....       2,931,442       12,585,543
        Depreciation .........................         601,029          323,461
                                                  ------------     ------------
   Total long term portion ...................       3,532,471       12,909,004
                                                  ------------     ------------
Total deferred tax asset .....................       4,360,729       13,386,430
                                                  ------------     ------------
Deferred tax credit:
   Valuation allowance .......................      (3,960,729)     (12,986,430)
                                                  ------------     ------------
Net deferred tax asset .......................    $    400,000     $    400,000
                                                  ============     ============

         As of October 31, 2003, the Company had approximately $32.6 million in net operating loss carryforwards, which expire between 2012 and 2023. The Company submitted amended tax filings resulting in an increase to net operating loss carryforwards of approximately $30 million relating to a worthless stock deduction for its investment in IDP. As of October 31, 2003, the Company has recorded a valuation allowance of approximately $13 million against the total deferred tax asset of $13.4 million, based upon its evaluation of future estimates of taxable income. The Company's evaluation included consideration of historical earnings (excluding non-recurring charges) as well as projected near-term earnings based on its backlog, customer relationships and operating environment.

         Components of the provision for income taxes are as follows:

                                              YEARS ENDED OCTOBER 31,
                                  ----------------------------------------------
                                      2001          2002           2003
                                   ---------    ---------    -------------------
Current tax expense (benefit):
   Federal .....................   $  27,400    $   1,200    $              --
                                   ---------    ---------    -------------------
  State ........................        --           --                     --
                                   ---------    ---------    -------------------
                                      27,400        1,200                   --
Deferred tax expense:
  Federal ......................   $  55,532    $(247,000)   $              --
  State ........................      19,344      (34,000)                  --
                                   ---------    ---------    -------------------
                                      74,876     (281,000)                  --
                                   ---------    ---------    -------------------
Total provision for
  (benefit from) income taxes ..   $ 102,276    $(279,800)   $              --
                                   =========    =========    ===================

         The reconciliation of income tax from the Federal statutory rate of 34% is:


                                                        YEARS ENDED OCTOBER 31,
                                           -----------------------------------------
                                               2001           2002            2003
                                           -----------    -----------    -----------

Tax at statutory rates: ................   $   380,291    $    98,845    $    74,796

Non-deductible expenses (income), net ..       143,141         (4,199)    (9,110,660)
Valuation allowance and other ..........      (492,621)      (387,877)     9,025,701
State income tax, net of federal benefit        71,465         13,431         10,163
                                           -----------    -----------    -----------
                                           $   102,276    $  (279,800)   $      --
                                           ===========    ===========    ===========


11.  RETIREMENT PLANS

401(K) PLANS

         The Company maintains a 401(k) (the "Plan") for all current employees. Under the Plan, employees are eligible to participate the first calendar day of the month following their first day of service and attaining the age of 18. Employees can defer up to the lower of 15% or $12,000 of compensation. Employee contributions are subject to Internal Revenue Service limitations. All employees who contributed to the Plan are eligible to share in discretionary Company matching contributions. Company contributions vest over 5 years. In fiscal 2001, 2002 and 2003, the Company contributed approximately $60,000, $71,000 and $72,000 to the participants of the 401(k), respectively.

12.  EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

                                                        YEARS ENDED OCTOBER 31,
                                            --------------------------------------------
                                                2001            2002              2003
                                            ------------    ------------   ------------
Numerator:
   Net income from continuing operations    $  1,023,157    $    570,523   $    363,930
   Preferred Stock dividends ............       (112,500)           --             --
   Redemption of preferred stock ........        721,816            --             --
    Cumulative effect of change in
       accounting principle .............       (576,001)           --             --
                                            ------------    ------------   ------------
   Net income from continuing
    operations available to
    common stockholders before
    extraordinary gain ..................      1,056,472         570,523        363,930
                                            ============    ============   ============
Denominator:
Denominator for basic earnings per share-
  weighted-average shares ...............     10,111,364       9,947,675     10,240,630
Effect of dilutive securities:
   Employee stock options ...............         36,899         863,835        721,420
   Convertible preferred stock ..........      2,314,969            --             --
                                            ------------    ------------   ------------
   Dilutive potential common shares .....      2,351,868         863,853        721,420
                                           ------------    ------------   ------------
 Denominator for diluted earnings
   per share - adjusted weighted-average
   shares and assumed conversions .......     12,463,232      10,811,510     10,962,050
                                            ------------    ------------   ------------

Earnings per share from continuing
  operations, basic: ....................   $       0.10    $       0.06   $       0.04
                                            ============    ============   ============

Earnings per share from continuing
  operations, diluted: ..................   $       0.08    $       0.05   $       0.03
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

14.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         Quarterly financial information for fiscal 2003 and 2002 is presented in the following tables:


                                   1ST            2ND            3RD           4TH
                                 QUARTER       QUARTER        QUARTER      QUARTER (1)
                              -----------    -----------    -----------    -----------
2003
Revenue ...................   $ 7,634,168    $ 8,219,870    $ 8,156,414    $ 9,031,141
Gross Profit ..............     1,542,337      1,838,008      1,657,931      1,651,261
Net income from
  continuing operations ...       109,045        136,197         40,379         78,311
Total (loss) from
  discontinued operations .       (29,501)       (26,954)       (30,071)       (57,418)
Net income (loss) available
  to common shareholders ..        79,544        109,243         10,308         20,893

PER SHARE DATA

Net income (loss)
Basic .....................          0.01           0.01           0.01           0.01
Diluted ...................          0.01           0.01           0.01           0.01

                                                                                  2002
Revenue ...................   $ 9,354,066    $ 7,626,045    $ 6,390,414    $ 5,786,843
Gross Profit ..............     2,514,202      2,124,639      1,797,579        557,513
Net income (loss) from
  continuing operations ...       753,974        493,043        147,317       (823,811)
(Loss) from discontinued
  operations ..............      (267,468)      (143,736)       (46,144)    (1,228,360)
                              -----------    -----------    -----------    -----------
Net income (loss) available
  to common shareholders ..       486,506        349,307        101,173     (2,052,171)

PER SHARE DATA

Net income (loss)
Basic .....................          0.07           0.05           0.02          (0.25)
Diluted ...................          0.07           0.04           0.02          (0.23)


During fourth quarter FY03, the Company recorded certain adjustments of approximately $484,000 relating to the write-off of obsolete contract-specific inventory, approximately $259,000 relating to the reduction of contract specific warranty reserve and approximately $250,000 relating to the reversal of a previously accrued contingency. The aggregate effect of such adjustments was to increase net income by approximately $25,000.

Earnings per share data are rounded to the nearest penny each quarter; therefore, aggregate quarterly earnings per share may not agree to the fiscal year earnings per share reported on the Consolidated Statement of Operations.

 REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SUPPLEMENTAL INFORMATION

Board of Directors and Stockholders
SteelCloud, Inc.

         In connection with our audit of the consolidated financial statements of SteelCloud, Inc. referred to in our report dated December 19, 2003, which is included in the Annual Report on Form 10-K, we have also audited Schedule II for each of the two years in the period ended October 31, 2003. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/ Grant Thornton LLP
----------------------
Vienna, Virginia
December 19, 2003

               REPORT OF ERNST & YOUNG, LLP, INDEPENDENT AUDITORS



The Board of Directors
SteelCloud, Inc.

     We have audited the consolidated financial statements of SteelCloud, Inc. (a Virginia corporation) for the year ended October 31, 2001 and have issued our report thereon dated December 21, 2001 (included elsewhere in this Form 10-K). Our audit also included the consolidated financial statement schedule for the year ended October 31, 2001 listed in Item 14 of this Form 10-K. The schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit.

     In our opinion, the consolidated financial statement schedule for the year ended October 31, 2001 referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth herein.

/s/ Ernst & Young LLP
-----------------------
McLean, Virginia
December 21, 2001

                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
                                STEELCLOUD, INC.


                                      BALANCE AT                                     BALANCE
                                     BEGINNING OF                                   AT END OF
CLASSIFICATION                          YEAR        ADDITIONS       DEDUCTIONS         YEAR
---------------------------------------------------------------------------------------------

Allowance for doubtful accounts:
Year ended October 31, 2001 .....   $   100,000   $      --        $      --        $   100,000
Year ended October 31, 2002 .....   $   100,000   $   203,000      $    10,000(1)   $   293,000
Year ended October 31, 2003 .....   $   293,000   $      --        $      --        $   293,000

Inventory reserve:
Year ended October 31, 2001 .....   $ 1,554,000   $   120,000(3)   $   466,438(2)   $ 1,207,562
Year ended October 31, 2002 .....   $ 1,207,562   $   864,435(3)   $ 1,486,360(2)   $   585,637
                                                       99,222(3)
Year ended October 31, 2003 .....   $   585,637   $   360,007(4)   $   684,859(2)   $   360,007

Deferred tax valuation allowance:
Year ended October 31, 2001 .....   $ 5,011,565   $      --        $   662,958      $ 4,348,607
Year ended October 31, 2002 .....   $ 4,348,607   $      --        $   387,878      $ 3,960,729
Year ended October 31, 2003 .....   $ 3,960,729   $ 9,025,701      $      --        $12,986,430



-----------

(1) Write-offs of accounts receivable

(2) Write-offs of inventory

(3) Provision for inventory obsolescence

(4) Reclassification of reserve for defective and/or returned inventory