Form 10-Q
period 2004-01-31
STEELCLOUD  INC
filed 2004-03-16
CIK 1058027

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

     (Mark one)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2004

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

              For the transition period from __________ to ________

                           Commission File No. 0-24015

                                 STEELCLOUD, INC
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                                    VIRGINIA
         --------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   54-1890464
                      ------------------------------------
                      (I.R.S. Employer Identification No.)

             1306 Squire Court, Dulles, VA.                20166
        -----------------------------------------        ----------
        (Address of principal executive offices)         (zip code)

                                 (703) 450-0400
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


          (Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X     No
                                      ------    ------
Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes     No   X
                                                      ------
As of March 1, 2004 there were 12,953,570 shares of the registrant's common stock outstanding.

                                SteelCloud, Inc.
                                 Form 10-Q Index
                 For the Quarterly period ended January 31, 2004


DESCRIPITION                                                              PAGE

Part I.     Financial Information                                            3

Item 1.     Financial Statements
            Consolidated Balance Sheets as of October 31, 2003 and
              January 31, 2004                                               3
            Consolidated Statements of Operations for the three month
              periods ended January 31, 2003 and 2004                        4
            Consolidated Statements of Cash Flows for the three month
              periods ended January 31, 2003 and 2004                        5
            Notes to the Consolidated Financial Statements                   6

Item 2.     Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                          9

Item 3.     Quantitative and Qualitative Disclosures About Market Risks     13

Item 4.     Controls and Procedures                                         13

Part II.    Other Information                                               15

Item 1.     Legal Proceedings                                               15

Item 5.     Other Information                                               15

Item 6.     Exhibits and Reports on Form 8-K                                15

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STEELCLOUD, INC.
CONSOLIDATED BALANCE SHEET

                                                                                  OCTOBER 31,     JANUARY 31,
                                                                                     2003            2004
                                                                                 ------------     -----------
                                        ASSETS                                                    (UNAUDITED)
      Current assets
         Cash and cash equivalents                                               $  8,098,221    $  7,855,830
         Accounts receivable, net of allowance for doubtful  accounts of
           $293,000 and $11,743 as of October 31, 2003 and January 31, 2004,
           respectively                                                             5,332,549       3,488,162
         Inventory, net                                                             2,880,944       3,350,463
         Deferred tax asset                                                           400,000            --
         Income tax receivable                                                         55,392          55,392
         Prepaid expenses and other current assets                                    184,420         206,469
         Deferred contract cost                                                         7,053         721,546
                                                                                 ------------    ------------
      Total current assets                                                         16,958,579      15,677,862

         Property and equipment, net                                                  477,111         422,546
         Equipment on lease, net                                                      335,935         278,482
         Goodwill and other intangible assets, net                                  1,778,059       1,758,060
         Deferred tax asset                                                              --           400,000
         Other assets                                                                 211,155         196,603
                                                                                 ------------    ------------

      Total assets                                                               $ 19,760,839    $ 18,733,553
                                                                                 ============    ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities
          Accounts payable                                                       $  3,202,195    $  1,299,279
          Accrued expenses                                                          1,369,145       1,506,155
          Notes payable, current                                                       96,133          14,637
          Unearned revenue                                                            293,363       1,813,666
                                                                                 ------------    ------------
      Total current liabilities                                                     4,960,836       4,633,737

          Note payable, long-term                                                      59,952          56,269
          Other                                                                         6,415            --
                                                                                 ------------    ------------
      Total long-term liabilities                                                      66,367          56,269

      Stockholders' equity
              Common stock, $.001 par value: 50,000,000 shares authorized,
            13,008,553 and 13,353,570 shares issued and outstanding at October
            31, 2003 and January 31, 2004                                              13,009          13,354
          Additional paid in capital                                               47,307,036      48,222,699
          Treasury stock, 400,000 shares at October 31, 2003 and January 31,
            2004, respectively                                                     (3,432,500)     (3,432,500)
          Accumulated deficit                                                     (29,153,909)    (30,760,006)
                                                                                 ------------    ------------
      Total stockholders' equity                                                   14,733,636      14,043,547
                                                                                 ------------    ------------

      Total liabilities and stockholders' equity                                 $ 19,760,839    $ 18,733,553
                                                                                 ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

STEELCLOUD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
                                                      THREE MONTHS ENDED
                                                         JANUARY 31,

                                                     2003           2004
                                                 ------------    ------------
Revenues
     Products                                    $  6,880,390    $  3,295,312
     Services                                         753,778         868,385
                                                 ------------    ------------
Total revenues                                      7,634,168       4,163,697
                                                 ------------    ------------
Cost of revenues
     Products                                       5,523,403       2,802,087
     Services                                         568,428         569,116
                                                 ------------    ------------
Total cost of revenue                               6,091,831       3,371,203
                                                 ------------    ------------

Gross profit                                        1,542,337         792,494

Selling and marketing                                 298,724         470,285
General and administrative                          1,128,728       1,791,106
Research and product development                         --           150,444
                                                 ------------    ------------

Income (loss) from continuing operations              114,885      (1,619,341)
Interest expense (income), net                          5,840         (13,242)
                                                 ------------    ------------

Net income (loss) from continuing operations          109,045      (1,606,099)
Loss from discontinued operations                     (29,501)           --
                                                 ------------    ------------
Net income (loss)                                $     79,544    $ (1,606,099)
                                                 ============    ============

Earnings (loss) per share (basic and diluted):
 Earnings (loss) from continuing operations      $       0.01    $      (0.12)
 Discontinued operations                                 --              --
                                                 ------------    ------------
 Net earnings (loss) per share                   $       0.01    $      (0.12)
                                                 ============    ============

Weighted-average shares outstanding, basic         10,046,556      12,865,977
Weighted-average shares outstanding, diluted       10,412,839      12,865,977



The accompanying notes are an integral part of these consolidated statements.

STEELCLOUD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                               THREE MONTHS ENDED
                                                                                   JANUARY 31,
                                                                               2003           2004
                                                                            -----------    -----------
OPERATING ACTIVITIES
Net income (loss)                                                           $    79,544    $(1,606,099)
Loss from discontinued operations, net                                           29,501           --
                                                                            -----------    -----------
Net income (loss) from continuing operations                                    109,045     (1,606,099)

Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
Depreciation and amortization                                                    93,986        176,691

Changes in operating assets and liabilities:
  Accounts receivable                                                         1,917,583      1,834,795
  Inventory                                                                     708,574       (469,519)
  Prepaid expenses and other assets                                             (37,422)       (24,322)
  Deferred contract costs                                                        90,016       (714,493)
  Accounts payable                                                           (1,253,284)    (1,876,493)
  Accrued expenses                                                               12,681        130,595
  Unearned revenue and other liabilities                                     (1,552,591)     1,520,303
                                                                            -----------    -----------

Net cash provided by (used in) operating activities                              88,588     (1,028,542)

INVESTING ACTIVITIES
Purchase of property and equipment                                              (23,372)       (44,673)


FINANCING ACTIVITIES
Proceeds from exercise of warrants, net of expenses                                --          718,714
Proceeds from exercise of common stock options                                    1,513        197,294
Payments on notes payable                                                      (158,421)       (85,184)
                                                                            -----------    -----------

Net cash (used in) provided by financing activities                            (156,908)       830,824
Net (decrease) in cash and cash equivalents of continuing operations
                                                                                (91,692)      (242,391)
Net cash provided by operating activities of discontinued operations
                                                                                233,256           --
Cash and cash equivalents at beginning of period                                751,323      8,098,221
                                                                            -----------    -----------

Cash and cash equivalents at end of period                                  $   892,887    $ 7,855,830
                                                                            ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                                               $     8,073    $     2,852

Income taxes paid                                                           $        --    $        --



The accompanying notes are an integral part of these consolidated financial statements.

STEELCLOUD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF BUSINESS AND BASIS OF PRESENTATION

Founded in 1987, SteelCloud, Inc, based in Dulles, Virginia, designs, develops and manufactures customized computer servers and network appliances. The Company's custom computer servers are designed to meet the precise needs of volume customers to reduce the customer's investments in logistics, integration capacity and support. SteelCloud's consulting services organization provides clients with tchnical services, including network analysis, security, design, troubleshooting and implementation. The Company is also a value-added reseller for the software products of its strategic partners and certain other software providers.

The consolidated financial statements for the three month periods ended January 31, 2004 and 2003 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K of SteelCloud, Inc. (the "Company") which includes consolidated financial statements and notes thereto for the years ended October 31, 2003 and 2002.

2.  DISCONTINUED OPERATIONS

The Company continually evaluates its operating facilities with regard to its long-term strategic goals established by management and the Board of Directors. Operating facilities, which are not expected to contribute to the Company's future operations are either closed or sold. In fiscal 2002, management, with the approval of the Board of Directors, adopted a plan to dispose of the Puerto Rico Industrial Manufacturing Operation Acquisition, Corp ("PRIMOA"). The plan was completed in fiscal 2003 whereby the remaining assets were sold and remaining warranty liabilities and obligations were contracted to a local service provider. The Company believes that there will be no additional costs incurred related to this operation.

The loss associated with the discontinued operation for the three months ending January 31, 2003 and 2004 was approximately $29,500 and $0, respectively. Revenues amounted to $920 and $0 in the three months ended January 31, 2003 and 2004, respectively.

3.  SUBSEQUENT EVENTS

On February 17, 2004, the Company purchased the assets of Asgard Holding, LLC (Asgard), an internet security product and service company. In exchange for the assets of Asgard Holding, LLC, which include intellectual property and patent-pending technology, the Company paid approximately $630,000 and issued 575,000 shares of SteelCloud common stock valued at approximately $2.3 million. In addition, the Company assumed approximately $170,000 of Asgard's debt. This acquisition will be accounted for as a purchase and as such, operations of the acquired business will be included in the Company's financial statements prospectively from the acquisition date. The Company is in the process of completing its purchase price allocation and expects to complete its analysis in the second quarter of fiscal 2004.

4.  DEBT

On January 22, 2004, the Company amended its bank line of credit that allows the Company to borrow an amount to the lesser of its collateralized cash on hand or $3.5 million. The line of credit bears interest at the LIBOR Market Index rate plus 1.25%. The line of credit is secured by all assets of the Company and expires on March 31, 2005. There were no outstanding borrowings on the line of credit at October 31, 2003 and January 31, 2004.

On April 1, 2002, the Company executed a two-year promissory note in conjunction with a litigation settlement for approximately $240,000. The promissory note bears interest at the prime rate and matures in May 2004. The Company makes monthly payments of $10,000 plus accrued interest. In December 2003, the Company paid the debt thereby extinguishing its obligations under this note. The outstanding balance on the note at October 31, 2003 and January 31, 2004 was approximately $60,000 and $0, respectively.

5.  CONTRACT REVENUE

For the three months ended January 31, 2004, the Company's deferred contract revenue of approximately $1.6 million related to Lockheed Martin server appliance contracts which were awarded in February of 2003. The deferred revenue represents payments received for milestones achieved. This revenue will be recognized over the remaining life of the contracts as units are shipped under the contracts, which are scheduled for completion in December of 2004.

6.  EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding during the period and is calculated by dividing the net earnings (loss) available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding plus common stock equivalents associated with stock options and warrants and is calculated by dividing net earnings (loss) available to common shareholders by the weighted average number of common shares outstanding used in the basic earnings per share calculation plus the common stock equivalent of stock options and warrants. For the three months ended January 31, 2004, the Company's common stock equivalent shares outstanding from stock options and warrants of 1,130,800 have been excluded from the diluted earnings per share calculation as their effect is antidilutive.

7.  EMPLOYEE STOCK OPTIONS

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

The Company's pro forma information follows:

                                                                           THREE MONTHS ENDED
                                                                              JANUARY 31,
                                                                        2003               2004
                                                                   -------------    --------------
Net earnings (loss), as reported ....................                   $ 79,544    $   (1,606,099)
Less: Total stock based employee compensation expense
determined under the fair-value based method ........                    121,641            87,662
                                                                   -------------    --------------
Pro-Forma net (loss) ................................                    (42,097)       (1,693,761)
                                                                   =============    ==============

Basic earnings (loss) per share as reported .........                       0.01             (0.13)
                                                                   =============    ==============
Basic pro-forma net  (loss)  per share ..............                      (0.01)            (0.13)
                                                                   =============    ==============

Diluted earnings (loss) per share as reported .......                       0.01             (0.13)
                                                                   =============    ==============
Diluted pro-forma net (loss) per share ..............                      (0.01)            (0.13)
                                                                   =============    ==============

8.  SEGMENT REPORTING

FASB Statement No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is the Company's Chief Operating Officer. While the Chief Operating Officer is apprised of a variety of financial metrics and information, the Chief Operating Officer makes decisions regarding how to allocate resources and assess performance based on a single Operating Unit.

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

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended October 31, 2003 filed by the Company with the Securities and Exchange Commission.

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

In fiscal 2003, SteelCloud began focusing its efforts on the network security marketplace and on the creation of additional SteelCloud intellectual property. The Company has created its own family of hardened (highly secured) appliances to be delivered as co-branded appliances with its software partners. With its strategic partners, SteelCloud creates and uniquely brands ready-to-use turnkey network server appliance solutions combining both hardware and software. The Company integrates its own, its partner's, or other third-party software, into a custom designed server platform. The Company manufactures the resulting product either under a co-branded name or its partner's brand name allowing the partner to deliver a complete turnkey solution. The Company enhances its product development and manufacturing capability by providing custom supply chain and logistics support services to its partners.

To extend its network security offerings, the Company acquired the assets of Asgard Holding, LLC in February 2004 through the payment of $630,000 in cash, the issuance of 575,000 shares of common stock and assumption of debt totaling approximately $170,000. Management believes that with the addition of Asgard, the Company will be in a position to define and control proprietary product features, services and positioning resulting from its own intellectual property. With this purchase, the Company has also acquired the technical knowledgebase and resources to design and develop proprietary products. The Company anticipates that its new product offerings will be available mid to late calendar year 2004.

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

The following summarizes significant activity for the three-month period ended January 31, 2004.

CRITICAL ACCOUNTING POLICIES

The Company believes the following represent its critical accounting policies:

SIGNIFICANT CUSTOMER CONTRACT

In February 2003, the Company was awarded several contracts by Lockheed Martin valued at more than $2.7 million for customized servers. The Company commenced work under the contracts in February 2003, and is expected to complete the contracts by December 2004. During the three months ended January 31, 2004, the Company recognized revenue of approximately $749,000 (or approximately 18% of total net revenues) from the contract awards and has deferred contract revenue and deferred contract costs of approximately $1.6 million and $701,000, respectively that will be recognized over the life of the contracts as units are shipped. Given the nature of the products manufactured by the Company as well as the delivery schedules established by its partners, revenue and accounts receivable concentration by any single customer will fluctuate from quarter to quarter. The Company anticipates that concentration in this specific customer will begin to decrease as the Company expands its customer base as a result of sales of its security appliances. Future revenues and results of operations could be adversely affected should this customer reduce its purchases, eliminate product lines or choose not to continue to buy products and services from SteelCloud.

REVENUE RECOGNITION

The Company recognizes revenue in accordance with Staff Accounting Bulletin No, 101, "Revenue Recognition in Financial Statements" (SAB101) as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured.

The Company derives its revenue from the following sources: Product revenue, information technology support services, software license as a reseller and support revenue and software training and customization revenue assoicated with software license reselling activity.

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

The Company is a value-added reseller for certain software products. When resold software licenses, and related maintenance, customization and training services are all provided together to an individual customer, the Company recognizes revenue for the arrangement after the Company has delivered the software license and the customer has approved all customization and training services provided. In instances were the Company only resells the software license and maintenance to the customer, the Company recognizes revenue after the customer has acknowledged and accepted delivery of the software. The software manufacturer is responsible for providing software maintenance. Accordingly, revenue from maintenance contracts is recognized upon delivery or acceptance, as the Company has no future obligation to provide the maintenance services and no right of return exists.

The Company incurs shipping and handling costs, which are recorded in cost of revenues.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JANUARY 31, 2004 COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 2003

Product revenues decreased to $3,295,312 for the three months ended January 31, 2004 from $6,880,390 for the same period in fiscal 2003, a decrease of approximately 52%. The decrease is primarily attributable to delays in the availability of software for the Company's security appliances, lower than expected distribution sales through newly acquired channel partners, and delays in the issuance of a contract from a major integrator. As a result, the Company has approximately $1.8 million in deferred revenue as of January 31, 2004 which will be recognized in future periods as units are shipped. Service revenues increased to $868,385 for the three months ended January 31, 2004 from $753,778 for the same period in fiscal 2003, an increase of approximately 15%. The increase is attributable to growth in demand for the Company's consulting services. The increase in revenue and demand for the Company's consulting services is the result of continuing efforts to leverage existing customer relationships, bundle our product lines with complementary services and invest in additional resources.

Gross margin, as a percentage of net revenues, decreased to 19.0% for the three months ended January 31, 2004 from 20.2% for the same period in fiscal 2003. This was primarily the result of product gross margins, which decreased to 14.9% from 19.7%, or approximately 4.8%, from the same period in the prior fiscal year. The product revenue shortfall significantly contributed to the overall decline in gross margins as reseller revenue represented a higher percentage of total product revenues. Gross margin realized on reseller revenue is lower relative to the Company's other product offerings. The Company anticipates gross margins will increase in future periods as its appliance products are released to market. Although product margins declined, consulting services gross margins, as a percentage of service revenues increased to 34.5% from 24.6%, or approximately 9.9% from the same period during fiscal 2003. The increase in gross margin from service revenue is principally the result of improved utilization of the Company's consulting service resources. Growth in consulting service demand and backlog has enhanced management's ability to match consulting demand with consulting resources immediately following resource availability.

Sales and marketing expenses increased to $470,285 for the three months ended January 31, 2004 from $298,724 for the same period in fiscal 2003. The $171,561 or 57% increase is primarily attributable to an increase in sales and marketing efforts for the Company's new security appliances as well as its services.

General and administrative expenses increased to $1,791,106 for the three months ended January 31, 2004 from $1,128,728 for the same period in fiscal 2003, an increase of approximately $662,000 or 59%. Approximately $340,000 of the increase relates to personnel cost increases in operations, customer service, administration, and contractor services. While the Company continues to manage its costs relative to its revenues and gross margins, increases in personnel costs and contractor services were necessary to support the Company's ongoing efforts to acquire intellectual property and to develop and manufacture its security appliances. The Company incurred increased professional services, insurance and depreciation costs of approximately $185,000. In addition, the Company incurred approximately $85,000 in non-recurring professional services related to analysis associated with amending the Company's Net Operating Loss carryforward.

Research and product development expenses increased to $150,444 for the three months ended January 31, 2004 from $0 for the same period in fiscal 2003. The increase is attributable to the Company's ongoing efforts to develop intellectual property and its own network security products. Research and product development efforts commenced in the second quarter of fiscal 2003 and the Company anticipates the costs will continue in future quarters as new products are brought to market.

Interest expense decreased to $2,809 for the three months ended January 31, 2004 from $6,587 for the same period in fiscal 2003. Interest income increased to $16,094 for the three months ended January 31, 2004 from $748 for the the same period in fiscal 2003. The increase in interest income, net of interest expense, is the direct result of the Company's reduction in its outstanding debt and increase in cash during the three months ended January 31, 2004 as compared to the same period in fiscal 2003.

The Company reported a net loss of $1,606,099 for the three months ended January 31, 2004, as compared to net income of $79,544 for the same period in fiscal 2003. The decrease of $1,685,643 is primarily the result of the Company's increased costs associated with its efforts to acquire and develop intellectual property and to produce, manufacture, and market its network security products. Anticipated product revenue associated with the Company's efforts to produce, manufacture, and market its network security appliances was not realized due to delays in the availability of software for the Company's co-branded security appliances. The decrease in net income is also related to product revenue shortfalls attributable to lower than expected distribution sales through newly acquired channel partners and a contract from a major integrator which was delayed.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2004, the Company had cash and cash equivalents of $7,855,830 and working capital of $11,044,125. The Company believes cash on hand together with cash generated from operations will provide sufficient financial resources to finance current operations of the Company through fiscal 2004.

For the three months ended January 31, 2004, the Company used $1,028,542 in cash flow from continuing operations. The Company generated cash from the collection of its accounts receivables of $1,834,795, and an increase in unearned revenue and other liabilities of $1,520,303. The cash generated was primarily used to pay down accounts payable of $1,876,493. In addition, the Company experienced an increase in deferred contract costs of $714,493.

For the three months ended January 31, 2004, the Company's investing activities consisted of the purchase of $44,673 for property and equipment. Cash provided by the Company's financing activities resulted primarily from proceeds received in connection with the exercise of warrants and options to purchase the Company's common stock. Proceeds from the exercise of warrants and common stock options generated approximately $916,008. The Company did not rely on its bank line of credit for the three months ended January 31, 2004.

On January 22, 2004, the Company modified its bank line of credit that allows the Company to borrow an amount to the lesser of its collateralized cash on hand or $3.5 million. The line of credit bears interest at the LIBOR Market Index rate plus 1.25%. The line of credit is secured by all assets of the Company. As of January 31, 2004, there were no outstanding borrowings on the line of credit. The line of credit expires on March 31, 2005.

From time to time, the Company may pursue strategic acquisitions or mergers, which may require significant additional capital, and additional capital may be required to satisfy unusual or infrequent expenses. In such event, the Company may seek additional financing of debt and/or equity.

Contractual Obligations and Commercial Commitments:

The Company's significant contractual obligations as of January 31, 2004 are for debt and operating leases. Debt by year of maturity and future rental payments under operating lease agreements are presented below. The Company does not have any purchase obligations as of January 31, 2004. The Company has not engaged in off-balance sheet financing, commodity contract trading or significant related party transactions.

----------------------------------- --------------------------------------------------------------------
Contractual Obligations                                   Payments Due by Period
----------------------------------- --------------------------------------------------------------------
                                                     Less than 1                              After 5
                                        Total           year         1-3 years    4-5 years     years
----------------------------------- --------------- -------------- -------------- ----------- ----------
Notes Payable - Current                   $ 14,637       $ 14,637             --           --         --
----------------------------------- --------------- -------------- -------------- ----------- ----------
Long Term Debt                           $  56,269              --         45,418      10,851         --
----------------------------------- --------------- -------------- -------------- ----------- ----------
Operating Lease                          $ 366,216      $ 366,216              --          --         --
----------------------------------- --------------- -------------- -------------- ----------- ----------

Management believes that these commitments will be satisfied with current operating cash flow.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to fluctuations in interest rates on its debt. Increase in prevailing interest rates could increase the Company's interest payment obligations relating to variable rate debt. For example, a 100 basis point increase in interest rates would increase annual interest expense by $35,000.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of SteelCloud's Disclosure Controls and Internal Controls

SteelCloud evaluated the effectiveness of the design and operation of its disclosure controls and procedures, or "Disclosure Controls," as of the end of the period covered by this quarterly report on Form 10-Q. This evaluation, or "Controls Evaluation" was performed under the supervision and with the participation of management, including our Chairman of the Board, Chief Executive Officer and Director ("CEO") and our Chief Financial Officer ("CFO").

CEO and CFO Certifications

The certifications of the CEO and the CFO required by Rule 13a-15(e) of the Securities Exchange Act of 1934, or the "Rule 13a-15(e) Certifications" are filed as Exhibit 31 of this quarterly report on Form 10-Q. This Controls and Procedures section of the quarterly report includes the information concerning the Controls Evaluation referred to in the Rule 13a-15(e) Certifications and it should be read in conjunction with the Rule 13a-15(e) Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Control over Financial Reporting

Disclosure Controls are controls and other procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms. Disclosure Controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our Disclosure Controls or our internal controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within SteelCloud have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Conclusions

Based upon the Controls Evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to SteelCloud is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

During the period covered by this quarterly report on Form 10-Q, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 5.  OTHER INFORMATION

On February 17, 2004, the Company acquired all of the assets of Asgard Holding, LLC. In exchange for all of the assets of Asgard, which include intellectual property and patent-pending technology, the Company paid approximately $630,000 in cash, issued 575,000 shares of its common stock and assumed approximately $170,000 in debt. In connection with the acquisition of Asgard's assets, the Company acquired Asgard's proprietary SecureNet(TM) products and associated managed services that are already installed and operational with multiple customers in both domestic and international market places.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit 11.1: Statement of computation of earnings per share.
Exhibit 31. Rule 13a-14(a)/15d-14(a) Certifications.
Exhibit 32.1 Certification by the Chief Executive Officer Relating to a Periodic Report Containing Financial Statements.* Exhibit 32.2 Certification by the Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.*

(b) Reports on Form 8-K

On January 22, 2004, the Company filed a report on Form 8-K pursuant to Item 7 "Financial Statements and Exhibits", Item 9 "Regulation FD Disclosure" and Item 12 "Results of Operations and Financial Condition".

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

March 12, 2004                      STEELCLOUD, INC.


                                    By: /S/ THOMAS P. DUNNE
                                    -------------------------------
                                    Name: Thomas P. Dunne
                                    Title: Chief Executive Officer


                                    By: /S/ KEVIN MURPHY
                                    -------------------------------
                                    Name: Kevin Murphy
                                    Title:  Chief Financial Officer