Form 10-Q
period 2004-04-30
STEELCLOUD  INC
filed 2004-06-10
CIK 1058027

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2004

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


                                   54-1890464
                      (I.R.S. Employer Identification No.)


                       1306 Squire Court, Dulles, VA      20166
               (Address of principal executive offices) (Zip code)

                                 (703) 450-0400
              (Registrant's telephone number, including area code)


        (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                           Yes X    No __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                            Yes__   No X


As of June 1, 2004 there were 13,738,420 shares of the registrant's common stock outstanding.

                                SteelCloud, Inc.
                                 Form 10-Q Index
                  For the Quarterly period ended April 30, 2004



Description                                                              Page

Part I.             Financial Information

Item 1.             Financial Statements                                      1
                    Consolidated Balance Sheets as of
                    October 31, 2003 and April 30, 2004                       1
                    Consolidated Statements of Operations for the three
                    and six month periods ended April 30, 2003 and 2004       2
                    Consolidated Statements of Cash Flows for the six month
                    periods ended April 30, 2003 and 2004                     3
                    Consolidated Statements of Stockholders' Equity
                    for the six month periods ended April 30, 2003
                    and 2004                                                  4
                    Notes to the Consolidated Financial Statements         5-8

Item 2.             Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                      8

Item 3.             Quantitative and Qualitative Disclosures
                    About Market Risks                                       14

Item 4.             Controls and Procedures                                  14

Part II.            Other Information                                        15

Item 1.             Legal Proceedings                                        15

Item 2.             Changes in Securities, Use of Proceeds and Issuer
                        Purchases of Equity Securities                       15

Item 3.             Defaults Upon Senior Securities                          15

Item 4.             Submission of Matters to a Vote of Security Holders      15

Item 5.             Other Information                                        15

Item 6.             Exhibits and Reports on Form 8-K                         16



PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STEELCLOUD, INC.
CONSOLIDATED BALANCE SHEET

                                                                                      OCTOBER 31,              APRIL 30,
                                                                                         2003                    2004
                                                                                   ------------------     --------------------
                                        ASSETS                                                                (UNAUDITED)
      Current assets
         Cash and cash equivalents                                                        $8,098,221               $7,547,105
         Accounts receivable, net of allowance for doubtful accounts of
         $293,000 and $13,428 as of October 31, 2003 and April 30, 2004,
         respectively                                                                      5,332,549                3,288,516
         Inventory, net                                                                    2,880,944                3,109,526
         Prepaid expenses and other current assets                                           239,812                  520,895
         Deferred contract costs                                                               7,053                  725,149
                                                                                   ------------------     --------------------
      Total current assets                                                                16,558,579               15,191,191

         Property and equipment, net                                                         477,111                  388,427
         Equipment on lease, net                                                             335,935                  452,487
         Goodwill and other intangible assets, net                                         1,778,059                4,767,816
         Deferred tax asset - long term                                                      400,000                  400,000
         Other assets                                                                        211,155                  243,539
                                                                                   ------------------     --------------------

      Total assets                                                                       $19,760,839              $21,443,460
                                                                                   ==================     ====================

                         LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities
         Accounts payable                                                                 $3,202,195               $2,455,588
         Accrued expenses                                                                  1,369,145                1,540,509
         Notes payable, current                                                               96,133                   70,195
         Unearned revenue                                                                    293,363                1,135,219
                                                                                   ------------------     --------------------
      Total current liabilities                                                            4,960,836                5,201,511

         Note payable, long-term                                                              59,952                  156,517
         Other liabilities                                                                     6,415                        -
                                                                                   ------------------     --------------------
      Total long-term liabilities                                                             66,367                  156,517

      Stockholders' equity
         Common stock, $.001 par value: 50,000,000 shares authorized,
         13,008,553 and 13,953,420 shares issued at October 31, 2003 and
         April 30, 2004, respectively                                                         13,009                   13,953
         Additional paid in capital                                                       47,307,036               50,579,916
         Treasury stock, 400,000 shares at October 31, 2003 and
         April 30, 2004, respectively                                                     (3,432,500)              (3,432,500)
         Accumulated deficit                                                             (29,153,909)             (31,075,937)
                                                                                   ------------------     --------------------
      Total stockholders' equity                                                          14,733,636               16,085,432
                                                                                   ------------------     --------------------

      Total liabilities and stockholders' equity                                         $19,760,839              $21,443,460
                                                                                   ==================     ====================



The accompanying notes are an integral part of these consolidated financial statements.

STEELCLOUD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                           THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                                APRIL 30,                                APRIL 30,
                                                        2003                2004                2003                 2004
                                                   ---------------     ----------------   ----------------     -----------------

     Revenues
         Products                                      $7,448,132           $4,636,361         $14,328,522            $7,931,674
         Services                                         771,738            1,155,403           1,525,516             2,023,787
                                                   ---------------     ----------------    ----------------    ------------------
     Total revenues                                     8,219,870            5,791,764          15,854,038             9,955,461
                                                   ---------------     ----------------    ----------------    ------------------

     Cost of revenues
         Products                                       5,776,316            3,338,071          11,253,318             6,140,158
         Services                                         605,546              716,861           1,220,375             1,285,977
                                                   ---------------     ----------------    ----------------    ------------------
     Total cost of revenues                             6,381,862            4,054,932          12,473,693             7,426,135
                                                   ---------------     ----------------    ----------------    ------------------

     Gross profit                                       1,838,008            1,736,832           3,380,345             2,529,326

     Selling and marketing                                336,225              514,530             634,949               984,815
     Research and product development                     110,595              124,973             110,595               275,417
     General and administrative                         1,247,092            1,411,661           2,375,820             3,202,767
                                                   ---------------     ----------------    ----------------    ------------------

     Income (loss)from continuing operations              144,096            (314,332)             258,981           (1,933,673)
     Interest expense (income), net                         7,899                1,597              13,739              (11,645)
                                                   ---------------     ----------------    ----------------    ------------------

     Net income (loss) from continuing operations         136,197            (315,929)             245,242            (1,922,028)
     Loss from discontinued operations                     26,954                    -              56,455                     -
                                                   ---------------     ----------------    ----------------    ------------------
     Net income (loss)                                  $ 109,243          $ (315,929)           $ 188,787          $(1,922,028)
                                                   ===============     ================    ================    ==================

     Earnings (loss) per share (basic and diluted):
      Earnings (loss) from continuing operations           $ 0.01             $ (0.02)              $ 0.02              $ (0.14)
      Discontinued operations                                   -                    -                   -                     -
                                                   ---------------     ----------------    ----------------    ------------------
      Net earnings (loss) per share                        $ 0.01             $ (0.02)              $ 0.02              $ (0.14)
                                                   ===============     ================    ================    ==================

     Weighted-average shares outstanding, basic        10,070,309          13,431,893           10,058,236            13,351,257
     Weighted-average shares outstanding, diluted      10,459,199          13,431,893           10,433,425            13,351,257




The accompanying notes are an integral part of these consolidated financial statements.

STEELCLOUD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                                    SIX MONTHS ENDED
                                                                                       APRIL 30,
                                                                                2003               2004
                                                                         ---------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                                  $188,787         $(1,922,028)
Loss from discontinued operations                                                    56,455                   -
                                                                         ---------------------------------------
Net income (loss) from continuing operations                                        245,242          (1,922,028)

Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization                                                       176,843             287,241

Changes in operating assets and liabilities, net of effects of acquisition:
  Accounts receivable                                                             1,781,248           2,115,967
  Inventory                                                                         334,932            (295,161)
  Prepaid expenses and other assets                                                (115,234)           (135,012)
  Deferred contract costs                                                           804,931            (718,096)
  Accounts payable                                                                 (810,526)           (841,607)
  Accrued expenses                                                                  (28,133)            150,041
  Unearned revenue and other liabilities                                         (2,641,394)            841,856
                                                                         ---------------------------------------
Net cash (used in) provided by operating activities                                (252,091)           (516,799)

INVESTING ACTIVITIES
Purchase of property and equipment                                                  (43,060)           (295,111)
Cash paid in acquisition                                                                  -            (630,015)
                                                                         ---------------------------------------
Net cash used by investing activities                                               (43,060)           (925,126)

FINANCING ACTIVITIES
Proceeds from issuance of common stock                                               56,166             718,714
Proceeds from exercise of common stock options                                        9,432             271,785
Payments on notes payable                                                          (317,815)            (99,690)

                                                                         ---------------------------------------
Net cash (used in) provided by financing activities                                (252,217)            890,809
Net decrease in cash and cash equivalents of continuing operations
                                                                                   (547,368)           (551,116)
Net cash provided by operating activities of discontinued operations
                                                                                    357,512                   -
Cash and cash equivalents at beginning of period                                    751,323           8,098,221
                                                                         ---------------------------------------
Cash and cash equivalents at end of period                                         $561,467          $7,547,105
                                                                         =======================================

SUPPLEMENTAL CASH FLOW INFORMATION

Common stock issued in acquisition                                                       $-          $2,283,900

Interest paid                                                                        $8,914              $1,646

Income taxes paid                                                                        $-                  $-



The accompanying notes are an integral part of these consolidated financial statements.

STEELCLOUD, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

                                                                     ADDITIONAL                  RETAINED
                          PREFERRED STOCK          COMMON STOCK       PAID-IN       TREASURY     EARNINGS
                       SHARES    AMOUNT     SHARES          AMOUNT    CAPITAL        STOCK     (ACCUMULATED       TOTAL
                                                                                                  DEFICIT)
                   --------------------------------------------------------------------------------------------------------
BALANCE AT
OCTOBER 31, 2002         --       --      10,447,611  $  10,448   $ 39,553,017   $ (3,432,500)  $(29,373,897)  $  6,757,068

Issuance of common
stock in connection
with exercise of
employee incentive
stock option plan        --       --          73,947         74         65,524           --             --           65,598

Net Income               --       --            --         --             --             --          188,787        188,787

                   --------------------------------------------------------------------------------------------------------
BALANCE AT
APRIL 30, 2003            --      --      10,521,558  $  10,522  $ 39,618,541    $ (3,432,500)  $(29,185,110)  $  7,011,453
                   ========================================================================================================



                   --------------------------------------------------------------------------------------------------------
BALANCE AT
OCTOBER 31, 2003         --       --      13,008,553  $  13,009   $ 47,307,036   $ (3,432,500)  $(29,153,909)  $ 14,733,636
                   --------------------------------------------------------------------------------------------------------
Issuance of common
stock in connection
with exercise of
employee incentive
stock option plan        --       --         122,342        122        271,089           --             --          271,211

Issuance of common
stock in connection
with exercise of
warrants                 --       --         247,525        247        718,466           --             --          718,713

Issuance of common
stock in connection
with acquisition         --       --         575,000        575      2,283,325           --             --        2,283,900

Net Income               --       --            --         --             --             --       (1,922,028)    (1,922,028)
                   --------------------------------------------------------------------------------------------------------
BALANCE AT
APRIL 30, 2004           --       --      13,953,420  $  13,953   $ 50,579,916   $ (3,432,500)  $(31,075,937)  $ 16,085,432
                   ========================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

STEELCLOUD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF BUSINESS AND BASIS OF PRESENTATION

Founded in 1987, SteelCloud, Inc, based in Dulles, Virginia, designs, develops and manufactures customized computer servers and network appliances. The Company's custom computer servers are designed to meet the precise needs of volume customers to reduce the customer's investments in logistics, integration capacity and support. SteelCloud's consulting services organization provides clients with technical services, including network analysis, security, design, troubleshooting and implementation. The Company is also a value-added reseller for the software products of its strategic partners and certain other software providers.

The consolidated financial statements for the three and six month periods ended April 30, 2004 and 2003 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K of SteelCloud, Inc. (the "Company") which includes consolidated financial statements and notes thereto for the years ended October 31, 2003 and 2002.

2.    EMPLOYEE STOCK OPTIONS

The Company accounts for employee stock option grants using the intrinsic method in accordance with Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees" and accordingly associated compensation expense, if any, is measured as the excess of the underlying stock price over the exercise price on the date of grant. The Company complies with the disclosure option of Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock Based Compensation", and SFAS No. 148 "Accounting for Stock-Based Compensation--Transition and Disclosure" which requires pro-forma disclosure of compensation expense associated with stock options under the fair value method.

The Company's pro forma information follows:

                                                                    THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                         APRIL 30,                          APRIL 30,
                                                                   2003            2004              2003              2004
                                                                ---------       -----------        ---------       -------------
Net earnings (loss), as reported ....................           $ 109,243       $  (315,929)       $ 188,787       $  (1,922,028)
Less: Total stock based employee compensation expense
determined under the fair-value based method ........             103,314            59,251          211,407             154,873
                                                                ---------       -----------        ---------       -------------
Pro-Forma net earnings (loss) .......................           $   5,929       $  (375,180)       $ (22,620)      $  (2,076,901)
                                                                =========       ===========        =========       =============

Basic earnings (loss) per share as reported .........           $    0.01       $     (0.03)       $    0.02       $       (0.16)
                                                                =========       ===========        =========       =============
Basic pro-forma net earnings (loss) per share .......           $    0.00       $     (0.03)       $    0.00       $       (0.16)
                                                                =========       ===========        =========       =============

Diluted earnings (loss) per share as reported .......           $    0.01       $     (0.03)       $    0.02       $       (0.16)
                                                                =========       ===========        =========       =============
Diluted pro-forma net earnings (loss) per share .....           $    0.00       $     (0.03)       $    0.00       $       (0.16)
                                                                =========       ===========        =========       =============


3. MERGERS AND ACQUISITIONS

On February 17, 2004, the Company completed its previously announced acquisition of the assets of Asgard Holding, LLC (Asgard), an internet security product and service company. As a result of the acquisition, management believes SteelCloud is better positioned to define and control proprietary product features and services from its own intellectual property. The acquisition was accounted for as a purchase; therefore, the accompanying financial statements include the results of operations from the acquisition date forward.

In exchange for the assets of Asgard, which included intellectual property and patent-pending technology, the Company paid cash of $630,015 and issued 575,000 shares of SteelCloud common stock valued at $2,283,900. The value of SteelCloud common stock issued was determined in accordance with SFAS No. 141 by taking the average market price over the 2-day period before and after the terms of the acquisition were agreed to and announced. In addition, the Company assumed $170,138 of Asgard's debt.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

                          AT FEBRUARY 17,
                               2004
                          ---------------
Current assets ..........   $    99,929
Intangible assets .......       345,339
Goodwill ................     2,664,417
Noncurrent assets .......        69,368

                            -----------
Total assets acquired ...     3,179,053
                            -----------
Current liabilities .....       (96,986)
Noncurrent liabilities ..      (118,151)
                            -----------
Total liabilities assumed
                               (215,137)
                            -----------
Net assets acquired .....   $ 2,963,916
                            ===========


Of the $345,339 assigned to acquired intangible assets, $238,207 was assigned to SecureNet software technology developed by Asgard, and $107,132 was assigned to customer relationships acquired in conjunction with the acquisition of the assets of Asgard. Both the SecureNet software technology and the customer relationships will be amortized over estimated useful lives of 3 years. The $2,664,417 assigned to goodwill in connection with the acquisition will not be amortized, but will be tested at least annually for impairment.

4.  DEBT

On February 17, 2004, the Company executed two three-year promissory notes in conjunction with the purchase of the assets of Asgard Holding, LLC (Asgard) for an aggregate amount of $170,138. The promissory notes bear interest at 4% and mature in February 2007. The Company makes monthly aggregate payments of $4,726 plus accrued interest. The outstanding balance on the two notes at April 30, 2004 was $160,686.

On January 22, 2004, the Company amended its bank line of credit that allows the Company to borrow an amount to the lesser of its collateralized cash on hand or $3.5 million. The line of credit bears interest at the LIBOR Market Index rate plus 1.25%. The line of credit is secured by all assets of the Company and expires on March 31, 2005. There were no outstanding borrowings on the line of credit at October 31, 2003 and April 30, 2004.

On April 1, 2002, the Company executed a two-year promissory note in conjunction with a litigation settlement for approximately $240,000. The promissory note bears interest at the prime rate and matures in May 2004. The Company makes monthly payments of $10,000 plus accrued interest. In December 2003, the Company paid the debt thereby extinguishing its obligations under this note. The outstanding balance on the note at October 31, 2003 and April 30, 2004 was approximately $60,000 and $0, respectively.

5.  DEFERRED CONTRACT REVENUE

For the three months ended April 30, 2004, the Company had deferred contract revenue of approximately $750,000 related to Lockheed Martin server appliance contracts, which were awarded in February of 2003. The deferred revenue represents payments received for milestones achieved prior to recognition of revenue. This revenue will be recognized over the remaining life of the contracts as units are shipped under the contracts, which are scheduled for completion in December of 2004.

6.  EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding during the period and is calculated by dividing the net earnings (loss) by the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding plus common stock equivalents associated with stock options and warrants and is calculated by dividing net earnings (loss) by the weighted average number of common shares outstanding used in the basic earnings per share calculation plus the common stock equivalent of stock options and warrants. For the three and six months ended April 30, 2004, the Company's common stock equivalent shares outstanding from stock options and warrants of 883,555 and 1,040,934, respectively, have been excluded from the diluted earnings per share calculation as their effect is antidilutive.

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


8.  RECLASSIFICATION

Certain prior years amounts have been reclassified to conform to current year presentation.

9.  DISCONTINUED OPERATIONS

The Company continually evaluates its operating facilities with regard to its long-term strategic goals established by management and the Board of Directors. Operating facilities that are not expected to contribute to the Company's future operations are either closed or sold. In fiscal 2002, management, with the approval of the Board of Directors, adopted a plan to dispose of the Puerto Rico Industrial Manufacturing Operation Acquisition, Corp ("PRIMOA"). The plan was completed in fiscal 2003 whereby the remaining assets were sold and remaining warranty liabilities and obligations were contracted to a local service provider. The Company believes that there will be no additional costs incurred related to this operation.

The loss associated with discontinued operations for the three months ended April 30, 2003 and 2004 was $26,954 and $0, respectively. Net revenues associated with discounted operations for the three months ended April 30, 2003 and 2004 was $36,348 and $0, respectively. The loss associated with discontinued operations for the six months ended April 30, 2003 and 2004 was $56,455 and $0, respectively. Net revenues associated with discounted operations for the six months ending April 30, 2003 and 2004 was $80,992 and $0, respectively.

10.  SUBSEQUENT EVENTS

On May 20, 2004, the Company announced that it had signed a letter of intent to acquire V-ONE Corporation (V-One) in an all-stock transaction valued at approximately $16 million inclusive of transaction expenses. The letter of intent contemplates that V-ONE common shareholders would receive one SteelCloud common share in exchange for approximately 8.5 V-ONE common shares. The management and respective Boards of Directors of SteelCloud and V-One have approved the transaction pending due diligence and subject to completion of a definitive purchase agreement and shareholder approval. The Company anticipates that the acquisition will be consummated by August 31, 2004.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements". Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, risks associated with the integration of businesses following an acquisition, competitors with broader product lines and greater resources, emergence into new markets, the termination of any of the Company's significant contracts, the Company's inability to maintain working capital requirements to fund future operations, or the Company's inability to attract and retain highly qualified management, technical and sales personnel. Statements made herein are as of the date of the filing of this Form 10-Q with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, the Company does not undertake, and the Company specifically disclaims, any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

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

To extend its network security offerings, the Company acquired the assets of Asgard Holding, LLC in February 2004 through the payment of $630,015 in cash, the issuance of 575,000 shares of common stock valued at $2,283,900 and assumption of debt totaling $170,138. As a result of the acquisition, management believes SteelCloud is better positioned to define and control proprietary product features and services from its own intellectual property. With this purchase, the Company has also acquired the technical knowledgebase and resources to design and develop proprietary products.

In May of 2004, the Company announced its intent to purchase all of the outstanding shares of V-ONE Corporation (V-ONE). Under the terms of the letter of intent, SteelCloud would acquire V-ONE in an all-stock transaction valued at approximately $16 million inclusive of transaction expenses. The transaction contemplates that V-ONE common shareholders would receive one SteelCloud common share in exchange for approximately 8.5 V-ONE common shares. SteelCloud management believes that the acquisition of V-ONE will further its plan to transform SteelCloud into a network security solutions provider by integrating V-ONE's SSL VPN patented technology with proprietary software acquired in connection with the acquisition of the assets of Asgard. V-ONE has invested over $65 million in developing patented standards-based products, and currently holds eight technology patents. V-ONE technology is currently deployed in critical homeland security applications by U.S. government agencies including the National Security Agency and the Federal Bureau of Investigations, where their technology programs secure over 100,000 users of the FBI LEO/RISS (Law Enforcement Online - Regional Information Sharing System). V-ONE technology is also currently deployed in the Departments of Defense, the U.S. Treasury, and major commercial companies in healthcare, banking and finance, transportation and high-tech.

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

CRITICAL ACCOUNTING POLICIES

The Company believes the following represent its critical accounting policies:

SIGNIFICANT CUSTOMER CONTRACT

In February 2003, the Company was awarded several contracts by Lockheed Martin valued at more than $2.7 million for customized servers. The Company commenced work under the contracts in February 2003, and is expected to complete the contracts by December 2004. For the six months ended April 30, 2004, the Company recognized revenue of approximately $1.6 million (or approximately 16% of total net revenues) from the contract awards and has deferred contract revenue and deferred contract costs of approximately $834,000 and $643,000, respectively that will be recognized over the life of the contracts as units are shipped. Deferred contract revenue and costs associated with the contract do not necessarily reflect final revenues and costs associated with specific units to be shipped.

In May 2004, the Company was awarded a contract by a government integrator valued at more than $12 million for customized servers. The contract includes options for the government integrator to purchase a substantial number of additional appliances. Provided all contract options are exercised, the total contract value may exceed $20 million. Given the nature of the products manufactured by the Company as well as the delivery schedules established by its partners, revenue and accounts receivable concentration by any single customer will fluctuate from quarter to quarter. Future revenues and results of operations could be adversely affected should this customer reduce its purchases, eliminate product lines or choose not to continue to buy products and services from SteelCloud.


REVENUE RECOGNITION

The Company recognizes revenue in accordance with Staff Accounting Bulletin No, 104, "Revenue Recognition in Financial Statements" (SAB104). SAB 104 requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller's price to the buyer is fixed or determinable; and
(4) collectibility is reasonably assured.

The Company derives its revenue from the following sources: Product revenue, information technology support services, software license as a reseller and maintenance support, software training and customization revenue associated with software license reselling activity.

For product sales to commercial customers, the Company recognizes revenue at the time of shipment (shipping FOB shipping point) when both title and risk of loss transfers to the customer. For product sales to government customers, the Company recognizes revenue when customer receipt of goods is confirmed (shipping FOB destination) and risk of loss transfers to the customer. For technology support services under time and material contracts, the Company recognizes revenue as services are provided. Revenue from hardware leased to customers under operating lease arrangements is recognized over the contract term. When product and installation services that are not essential to the functionality of the product are sold as part of a bundled agreement, the fair value of the installation services, based on the price charged for the services when sold separately, is deferred and recognized when the services are performed. The products sold are generally covered by a warranty for periods ranging from one to three years. The Company accrues an estimated warranty reserve in the period of sale to provide for estimated costs for warranty services.

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

RESULTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2004 COMPARED TO THE THREE AND SIX MONTHS ENDED APRIL 30, 2003

Product revenues decreased to $4,636,361 for the three months ended April 30, 2004 from $7,448,132 for the same period in fiscal 2003, a decrease of $2,811,771 or 37.8%. Product revenues decreased to $7,931,674 for the six months ended April 30, 2004 from $14,328,522 for the same period in fiscal 2003, a decrease of $6,396,848 or 44.6%. The decreases are primarily attributable to the completion of two major contracts in fiscal 2003. A contract with Lockheed Martin was completed during fiscal 2003, which resulted in a change in revenues of approximately $1.6 million and $2.8 million, respectively, for the three and six-month periods ended April 30, 2004 as compared to the same periods in fiscal 2003. A contract associated with the Company's GSA schedule was also completed in fiscal 2003, which resulted in a change in revenues of approximately $1.3 million and $1.9 million, respectively, for the three and six month periods ended April 30, 2004 as compared to the same periods in fiscal 2003. The decrease in revenues for the six months ended April 2004 as compared to the same period in fiscal 2003 is also the result of approximately a $750,000 decrease in revenues associated with reseller product as a result of the company's efforts to focus sales resources on higher-margin products and services. Other revenue decreases associated with the Company's OEM business for the three and six month periods ended April 30, 2004 as compared to the same periods in fiscal 2003 were partially offset by increases in revenue from the Company's security appliances.

Service revenues increased to $1,155,403 for the three months ended April 30, 2004 from $771,738 for the same period in fiscal 2003, an increase of $383,665 or 49.7%. Service revenues increased to $2,023,787 for the six months ended April 30, 2004 from $1,525,516 for the same period in fiscal 2003, an increase of $498,271 or 32.7%. The increase in service revenues for the three and six months ended April 30, 2004 as compared to the same periods in fiscal 2003 is primarily the result of growth in the Company's consulting services and managed service revenues generated through customer relationships acquired through the purchase of the assets of Asgard. The increase in revenue for the Company's consulting services is the result of continuing efforts to leverage existing customer relationships, bundle our product lines with complementary services, invest in additional resources, and capitalize on the technical knowledgebase acquired from Asgard.

Gross margin, as a percentage of net revenues, increased to 30% for the three months ended April 30, 2004 from 22.4% for the same period in fiscal 2003. Gross margin, as a percentage of net revenues, increased to 25.4% for the six months ended April 30, 2004 from 21.3% for the same period in fiscal 2003. The increase in gross margin for the three and six months ended April 30, 2004 as compared to the same periods in fiscal 2003 is the result of an increase in sales revenue from the Company's higher-margin revenue sources: security appliances and consulting and network services. The Company is beginning to experience the anticipated higher gross margins from sales of its co-branded security appliances as well as from its consulting and managed services. The increase in gross margin from consulting services is principally the result of improved utilization of the Company's consulting service resources, and the integration and utilization of the technical knowledgebase acquired from Asgard. Growth in consulting service demand and backlog has enhanced management's ability to match consulting demand with consulting resources immediately following resource availability. While the Company expects gross margin as a percentage of net revenues to increase as it continues to grow its higher-margin revenue sources, gross margin is expected to fluctuate from quarter to quarter.

Sales and marketing expenses increased to $514,530 for the three months ended April 30, 2004 from $336,225 for the same period in fiscal 2003, an increase of $178,305 or 53%. Sales and marketing expenses increased to $984,815 for the six months ended April 30, 2004 from $634,949 for the same period in fiscal 2003, an increase of $349,866 or 55.1%. The increase is primarily attributable to an increase in sales and marketing efforts for the Company's new security appliances as well as its services.

Research and product development expenses increased to $124,973 for the three months ended April 30, 2004 from $110,595 for the same period in fiscal 2003, an increase of $14,378 or 13%. The increase is primarily attributable to increases in labor associated with the Company's ongoing efforts to develop intellectual property and its own network security products. Research and product development expenses increased to $275,417 for the six months ended April 30, 2004 from $110,595 for the same period in fiscal 2003, an increase of $164,822 or 149%. The large increase is primarily the result of incurring no research and product development expenses during the first quarter of fiscal 2003, as research and product development efforts did not commence until the second quarter of fiscal 2003. The Company expects to incur additional research and product development costs in future quarters as new products are brought to market.

General and administrative expenses increased to $1,411,661 for the three months ended April 30, 2004 from $1,247,092 for the same period in fiscal 2003, an increase of $164,569 or 13.2%. As a percentage of revenue, general and administrative expenses increased to 24% from 15% for the same period in fiscal 2003. The increase is largely attributable to increased personnel costs of approximately $55,000, and depreciation and rent expense of approximately $60,000. For the six month period ended April 30, 2004 general and administrative expenses increased to $3,202,767 from $2,375,820 for the same period in fiscal 2003, an increase of $826,947 or 34.8%. As a percentage of revenue, general and administrative expenses increased to 32% from 15% for the same period in fiscal 2003. The increase is largely attributable to increased personnel costs of approximately $395,000, and increased professional services, depreciation, and insurance costs of approximately $215,000. In addition, the Company incurred approximately $85,000 in non-recurring professional services related to analysis associated with amending the Company's Net Operating Loss carryforward. The increases associated with general and administrative expenses for the three and six months ended April 30, 2004 is primarily the result of growing administrative requirements necessary to transform the Company into a network security solutions provider. In addition, expenses have increased due to the Company incurring additional expenses associated with workforce and facility leases acquired from Asgard. Although the Company continues to manage its costs relative to its revenues and gross margins, additional resources will be required in order to support its new product lines and successfully transition the Company into a network security company.

Interest expense (income) decreased to an expense of $1,597 for the three months ended April 30, 2004 from expense of $7,899 for the same period in fiscal 2003, a decrease of $6,302 or 79.8%. Interest expense (income) decreased to income of $11,645 for the six months ended April 30, 2004 from expense of $13,739 for the same period in fiscal 2003, a decrease of $25,384 or 185%. The decrease in interest expense (income) is the direct result of the Company's reduction in its outstanding debt and increase in cash during the three and six months ended April 30, 2004 as compared to the same periods in fiscal 2003.

The Company reported a net loss of $315,929 for the three months ended April 30, 2004, as compared to net income of $109,243 for the same period in fiscal 2003. The Company reported a net loss of $1,922,028 for the six months ended April 30, 2004, as compared to net income of $188,787 for the same period in fiscal 2003. The decrease in net income for the three and six months ended April 30, 2004 as compared to the same periods in fiscal 2003 is primarily attributable to the Company's increased costs associated with its efforts to acquire and develop intellectual property and to produce, manufacture, and market its network security products in conjunction with a slower than expected increase in revenues associated with the Company's network security products. While the Company is experiencing a slower than expected increase in revenues associated with its network security products, the Company is beginning to realize higher gross margins resulting from sales of its security appliances. In addition, the Company continued to experience increases in consulting service revenue as a result of continuing efforts to leverage existing customer relationships, bundle our product lines with complementary services, invest in additional resources and capitalize on the technical knowledgebase acquired from Asgard.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased to $7,547,105 at April 30, 2004 from $8,098,221 at October 31, 2003, a decrease of 6.8%. Working capital decreased to $9,989,680 at April 30, 2004 from $11,597,743 at October 31, 2003, a decrease of
13.9%. The decrease in cash and working capital is primarily attributable to cash paid of $630,015 in connection with the acquisition of the assets of Asgard Holdings, LLC, and the reclassification of the Company's $400,000 deferred tax asset from a short-term asset to a long-term asset. The Company believes cash on hand together with cash generated from operations will provide sufficient financial resources to finance current operations of the Company through fiscal 2004.

For the six months ended April 30, 2004, the Company used $516,799 in cash flow from continuing operations. The Company generated cash from the collection of its accounts receivables of $2,115,967, and experienced an increase in unearned revenue and other liabilities of $841,856. The cash generated was primarily used to pay accounts payable of $841,607 and purchase inventory of $295,161. In addition, the Company experienced an increase in deferred contract costs of $718,096.

For the six months ended April 30, 2004, the Company invested $295,111 in property and equipment. In addition, the Company invested $630,015 to purchase the assets of Asgard Holding, LLC (Asgard).

For the six months ended April 30, 2004, the Company generated $890,809 from financing activities. Cash provided by the Company's financing activities resulted primarily from proceeds received in connection with the exercise of warrants and options to purchase the Company's common stock of $990,499. The Company did not rely on its bank line of credit for the six months ended April 30, 2004.

On February 17, 2004, the Company completed its acquisition of the assets of Asgard Holding, LLC (Asgard), an internet security product and service company. In exchange for the assets of Asgard, which included intellectual property and patent-pending technology, the Company paid cash of $630,015 and issued 575,000 shares of SteelCloud common stock valued at $2,283,900. The value of SteelCloud common stock issued was determined in accordance with SFAS No. 141. In addition, the Company assumed $170,138 of Asgard's debt by executing two three-year promissory notes. The promissory notes bear interest at 4% and mature in February 2007. The Company makes monthly aggregate payments of $4,726 plus accrued interest. The outstanding balance on the two notes at April 30, 2004 was approximately $160,686.

On January 22, 2004, the Company modified its bank line of credit that allows the Company to borrow an amount to the lesser of its collateralized cash on hand or $3.5 million. The line of credit bears interest at the LIBOR Market Index rate plus 1.25%. The line of credit is secured by all assets of the Company. As of April 30, 2004, there were no outstanding borrowings on the line of credit. The line of credit expires on March 31, 2005.

In May of 2004, the Company announced its intent to purchase all of the outstanding shares of V-ONE Corporation (V-ONE). Under the terms of the letter of intent, SteelCloud would acquire V-ONE in an all-stock transaction valued at approximately $16 million, inclusive of transaction expenses. The transaction contemplates that V-ONE common shareholders would receive one SteelCloud common share in exchange for approximately 8.5 V-ONE common shares. The management and respective Boards of Directors of SteelCloud and V-One have approved the transaction subject to completion of a definitive purchase agreement and shareholder approval. If a definitive purchase agreement is signed and the acquisition is consummated, the Company will incur legal, accounting, printing and other related transaction expenses. In addition, additional working capital may be required if this acquisition is consummated in order to exploit the benefits of this merger.

From time to time, the Company may pursue strategic acquisitions or mergers, which may require significant additional capital, and additional capital may be required to satisfy unusual or infrequent expenses. In such event, the Company may seek additional financing of debt and/or equity.

Contractual Obligations and Commercial Commitments:

The Company's significant contractual obligations as of April 30, 2004 are for debt and operating leases. Debt by year of maturity and future rental payments under operating lease agreements are presented below. The Company does not have any purchase obligations, capital lease obligations or any material commitments for capital expenditures as of April 30, 2004. The Company has not engaged in off-balance sheet financing, commodity contract trading or significant related party transactions.

----------------------------------- ----------------------------------------------------------------------
Contractual Obligations                                    Payments Due by Period

----------------------------------- --------------- -------------- -------------- ----------- ------------
                                                     Less than 1                               More than
                                        Total           year         1-3 years    3-5 years     5 years
----------------------------------- --------------- -------------- -------------- ----------- ------------
Notes Payable - Current             $      70,195   $     70,195         -            -            -
----------------------------------- --------------- -------------- -------------- ----------- ------------
Long Term Debt                      $    156,517          -        $  149,587      $ 6,930         -
----------------------------------- --------------- -------------- -------------- ----------- ------------
Operating Lease                     $    335,854    $   335,854          -            -            -
----------------------------------- --------------- -------------- -------------- ----------- ------------

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of SteelCloud's Disclosure Controls and Internal Controls

SteelCloud evaluated the effectiveness of the design and operation of its disclosure controls and procedures, or "Disclosure Controls," as of the end of the period covered by this quarterly report on Form 10-Q. This evaluation, or "Controls Evaluation" was performed under the supervision and with the participation of management, including our Chairman of the Board, Chief Executive Officer and Director ("CEO"), our Chief Operating Officer ("COO"), and our Chief Financial Officer ("CFO").

CEO, COO and CFO Certifications

The certifications of the CEO, COO, and the CFO required by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the "Rule 13a-15(e) Certifications" are filed as Exhibit 31 of this quarterly report on Form 10-Q. This Controls and Procedures section of the quarterly report includes the information concerning the Controls Evaluation referred to in the Rule 13a-15(e) Certifications and it should be read in conjunction with the Rule 13a-15(e) Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Control over Financial Reporting

Disclosure Controls are controls and other procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms. Disclosure Controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO, COO, and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Limitations on the Effectiveness of Controls

Our management, including our CEO, COO, and CFO, does not expect that our Disclosure Controls or our internal controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within SteelCloud have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Conclusions

Based upon the Controls Evaluation, our CEO, COO, and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to SteelCloud is made known to management, including the CEO, COO, and CFO, particularly during the period when our periodic reports are being prepared.

During the period covered by this quarterly report on Form 10-Q, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are routine legal claims pending against the Company that occur in the ordinary course of business, but in the opinion of management, liabilities, if any, arising from such claims will not have a material adverse effect on the financial condition and results of operation of the Company.

Other than the items previously disclosed, we are not a party in any other material legal proceedings.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit 11.1      Statement of computation of earnings per share.
Exhibit 31        Rule 13a-14(a)/15d-14(a) Certifications.
Exhibit 32.1 Certification by the Chief Executive Officer Relating to a Periodic Report Containing Financial Statements.*
Exhibit 32.2 Certification by the Chief Operating Officer Relating to a Periodic Report Containing Financial Statements.*
Exhibit 32.3 Certification by the Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.*
------
* The Exhibit attached to this Form 10-Q shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

(b) Reports on Form 8-K

On March 11, 2004, the Company filed a report on Form 8-K pursuant to Item 7 "Financial Statements and Exhibits", Item 9 "Regulation FD Disclosure" and Item 12 "Results of Operations and Financial Condition".

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

June 10, 2004                                        STEELCLOUD, INC.



                                           By: /S/ THOMAS P. DUNNE
                                           -------------------------------
                                           Name: Thomas P. Dunne
                                           Title: Chief Executive Officer

                                           By: /S/ BRIAN HAJOST
                                           -------------------------------
                                           Name: Brian Hajost
                                           Title:  Chief Operating Officer

                                           By: /S/ KEVIN MURPHY
                                           -------------------------------
                                           Name: Kevin Murphy
                                           Title:  Chief Financial Officer