Form 10-Q
period 2004-07-31
STEELCLOUD  INC
filed 2004-09-14
CIK 1058027

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ________

                           Commission File No. 0-24015

                                 STEELCLOUD, INC
             (Exact name of registrant as specified in its charter)

             VIRGINIA                                          54-1890464
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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                 Yes X    No __
                                                     -

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                                  Yes      No X
                                                              -

As of September 1, 2004 there were 13,782,823 shares of the registrant's common stock outstanding.

                                SteelCloud, Inc.
                                 Form 10-Q Index
                  For the Quarterly period ended July 31, 2004



Description                                                                 Page

Part I.    Financial Information                                               3

Item 1.    Financial Statements                                                3
           Consolidated Balance Sheets as of October 31, 2003 and
           July 31, 2004                                                       3
           Consolidated Statements of Operations for the three and
           nine month periods ended July 31, 2003 and 2004                     4
           Consolidated Statements of Cash Flows for the nine month
           periods ended July 31, 2003 and 2004                                5
           Consolidated Statements of Stockholders' Equity for the nine
           month periods ended July 31, 2003 and 2004                          6
           Notes to the Consolidated Financial Statements                      7

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          10

Item 3.    Quantitative and Qualitative Disclosures About Market Risks        19

Item 4.    Controls and Procedures                                            19

Part II.   Other Information                                                  20

Item 1.    Legal Proceedings                                                  20

Item 2.    Changes in Securities, Use of Proceeds and Issuer
           Purchases of Equity Securities                                     20

Item 3.    Defaults Upon Senior Securities                                    20

Item 4.    Submission of Matters to a Vote of Security Holders                21

Item 5.    Other Information                                                  21

Item 6.    Exhibits and Reports on Form 8-K                                   22

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STEELCLOUD, INC.
CONSOLIDATED BALANCE SHEET

                                                                       OCTOBER 31,      JULY 31,
                                                                          2003            2004
                                                                      ------------    ------------
                                        ASSETS                                         (UNAUDITED)
      Current assets
   Cash and cash equivalents                                          $  8,098,221    $  6,363,433
   Accounts receivable, net of allowance for doubtful accounts of
     $293,000 and $13,428 as of October 31, 2003 and July 31, 2004,
     respectively                                                        5,332,549       4,229,654
   Inventory, net                                                        2,880,944       2,965,217
   Prepaid expenses and other current assets                               239,812         420,214
   Deferred contract costs                                                   7,053         209,487
                                                                      ------------    ------------
Total current assets                                                    16,558,579      14,188,005

   Property and equipment, net                                             477,111         371,421
   Equipment on lease, net                                                 335,935         393,331
   Goodwill and other intangible assets, net                             1,778,059       4,715,883
   Deferred tax asset - long term                                          400,000         400,000
   Other assets                                                            211,155         216,755
                                                                      ------------    ------------

Total assets                                                          $ 19,760,839    $ 20,285,395
                                                                      ============    ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable                                                  $  3,202,195    $  2,781,409
    Accrued expenses                                                     1,369,145       1,438,543
    Notes payable, current                                                  96,133          70,711
    Unearned revenue                                                       293,363         552,539
                                                                      ------------    ------------
Total current liabilities                                                4,960,836       4,843,202

    Note payable, long-term                                                 59,952         138,625
    Other liabilities                                                        6,415            --
                                                                      ------------    ------------
Total long-term liabilities                                                 66,367         138,625

Stockholders' equity
    Common stock, $.001 par value: 50,000,000 shares authorized,
      13,008,553 and 14,181,573 shares issued at October 31, 2003
      and July 31, 2004, respectively                                       13,009          14,182
    Additional paid in capital                                          47,307,036      50,874,750
    Treasury stock, 400,000 shares at October 31, 2003 and
     July 31, 2004, respectively                                        (3,432,500)     (3,432,500)
    Accumulated deficit                                                (29,153,909)    (32,152,864)
                                                                      ------------    ------------
Total stockholders' equity                                              14,733,636      15,303,568
                                                                      ------------    ------------

Total liabilities and stockholders' equity                            $ 19,760,839    $ 20,285,395
                                                                      ============    ============



The accompanying notes are an integral part of these consolidated financial statements.



STEELCLOUD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                                      THREE MONTHS ENDED              NINE MONTHS ENDED
                                                            JULY 31,                       JULY 31,
                                                     2003             2004           2003             2004
                                                 ------------    ------------    ------------    ------------

Revenues
    Products                                     $  7,282,146    $  5,566,452    $ 21,612,075    $ 13,498,126
    Services                                          874,268       1,033,844       2,399,783       3,057,631
                                                 ------------    ------------    ------------    ------------
Total revenues                                      8,156,414       6,600,296      24,011,858      16,555,757
                                                 ------------    ------------    ------------    ------------

Cost of revenues
    Products                                        5,889,206       4,844,877      17,143,705      10,985,035
    Services                                          609,277         615,674       1,829,877       1,901,651
                                                 ------------    ------------    ------------    ------------
Total cost of revenues                              6,498,483       5,460,551      18,973,582      12,886,686
                                                 ------------    ------------    ------------    ------------

Gross profit                                        1,657,931       1,139,745       5,038,276       3,669,071

Selling and marketing                                 292,626         646,786         927,575       1,631,601
Research and product development                      186,140         161,694         296,735         437,111
General and administrative                          1,139,723       1,367,304       3,515,543       4,570,071
Amortization of intangibles                              --            51,933            --            51,933
                                                 ------------    ------------    ------------    ------------

Income (loss)from continuing operations                39,442      (1,087,972)        298,423      (3,021,645)
Interest (income) expense, net                           (937)        (11,045)         12,802         (22,690)
                                                 ------------    ------------    ------------    ------------

Net income (loss) from continuing operations       (1,076,927)         40,379         285,621      (2,998,955)
Loss from discontinued operations                     (30,071)           --           (86,526)           --
                                                 ------------    ------------    ------------    ------------
Net income (loss)                                $     10,308    $ (1,076,927)   $    199,095    $ (2,998,955)
                                                 ============    ============    ============    ============

Earnings (loss) per share (basic and diluted):
 Earnings (loss) from continuing operations      $       0.01    $      (0.08)   $       0.03    $      (0.22)
 Discontinued operations                                 --              --             (0.01)           --
                                                 ------------    ------------    ------------    ------------
 Net earnings (loss) per share                   $       0.01    $      (0.08)   $       0.02    $      (0.22)
                                                 ============    ============    ============    ============


Weighted-average shares outstanding, basic
                                                   10,164,928      13,646,284      10,078,815      13,447,135
Weighted-average shares outstanding, diluted
                                                   11,014,984      13,646,284      10,577,491      13,447,135





The accompanying notes are an integral part of these consolidated financial statements.



STEELCLOUD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                                   NINE MONTHS ENDED
                                                                                        JULY 31,
                                                                                    2003         2004
                                                                               --------------------------

OPERATING ACTIVITIES
Net income (loss)                                                              $   199,095    $(2,998,955)
Loss from discontinued operations                                                   86,526           --
                                                                               --------------------------
Net income (loss) from continuing operations                                       285,621     (2,998,955)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization                                                      251,915        445,443

Changes in operating assets and liabilities, net of effects of acquisition:
  Accounts receivable                                                            2,165,213      1,102,895
  Inventory                                                                        631,395        (84,273)
  Prepaid expenses and other assets                                                (51,833)      (186,004)
  Deferred contract costs                                                        1,726,451       (202,434)
  Accounts payable                                                              (1,051,371)      (420,786)
  Accrued expenses                                                                 164,437         75,809
  Unearned revenue and other liabilities                                        (3,887,197)       246,349
                                                                               --------------------------
Net cash provided by(used in) operating activities                                 234,631     (2,021,956)

INVESTING ACTIVITIES
Purchase of property and equipment                                                 (99,421)      (325,216)
Cash paid in acquisition                                                              --         (725,854)
                                                                               --------------------------
Net cash used by investing activities                                              (99,421)    (1,051,070)

FINANCING ACTIVITIES
Proceeds from issuance of common stock                                              56,166        718,714
Proceeds from exercise of common stock options                                     224,291        566,273
(Payments) proceeds on notes payable                                              (477,950)        53,251
Net cash (used in) provided by financing activities                               (197,493)     1,338,238
Net decrease in cash and cash equivalents of continuing operations
                                                                                   (62,283)    (1,734,788)
Net cash provided by operating activities of discontinued operations
                                                                                   357,512           --
Cash and cash equivalents at beginning of period                                   751,323      8,098,221
                                                                               --------------------------
Cash and cash equivalents at end of period                                     $ 1,046,552    $ 6,363,433
                                                                               ==========================

SUPPLEMENTAL CASH FLOW INFORMATION

Common stock issued in acquisition                                             $       --     $ 2,283,900

Interest paid                                                                  $    19,647    $     1,743

Income taxes paid                                                              $       --     $       --



The accompanying notes are an integral part of these consolidated financial statements.



STEELCLOUD, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

                                                                        ADDITIONAL                     RETAINED
                             PREFERRED STOCK      COMMON STOCK            PAID-IN         TREASURY     EARNINGS
                             SHARES  AMOUNT    SHARES        AMOUNT       CAPITAL           STOCK    (ACCUMULATED         TOTAL
                                                                                                         DEFICIT)
                            -------------------------------------------------------------------------------------------------------
BALANCE AT
OCTOBER 31, 2002 .......       --     --     10,447,611   $    10,448    $ 39,553,017    $(3,432,500)   $(29,373,897)   $ 6,757,068
                            -------------------------------------------------------------------------------------------------------

Issuance of common stock
in connection with
exercise of employee
incentive stock option
plan ...................       --     --        327,900           328         280,129           --              --          280,457

Net Income .............       --     --           --            --              --             --           199,095        199,095
                            -------------------------------------------------------------------------------------------------------
BALANCE AT
JULY 31, 2003 ..........                     10,775,511   $    10,776   $  39,833,146    $(3,432,500)   $(29,174,802)   $ 7,236,620
                            =======================================================================================================

                            -------------------------------------------------------------------------------------------------------
                            -------------------------------------------------------------------------------------------------------
BALANCE AT
OCTOBER 31, 2003 .......       --     --     13,008,553   $    13,009    $ 47,307,036    $(3,432,500)   $(29,153,909)   $14,733,636
                            -------------------------------------------------------------------------------------------------------

Issuance of common stock
in connection with
exercise of employee
incentive stock option
plan ...................       --     --        325,649           326         492,030           --              --          492,356

Issuance of common stock
in connection with
exercise of
warrants ...............       --     --        247,525           247         718,466           --              --          718,713

Issuance of Common Stock
in connection with
employee stock purchase
plan ...................     24,846     25       73,893          --              --           73,918

Issuance of common stock
in connection with
acquisition ............       --     --        575,000           575       2,283,325           --              --        2,283,900

Net loss ...............       --     --           --            --              --             --        (2,998,955)    (2,998,955)
                            -------------------------------------------------------------------------------------------------------
BALANCE AT
  JULY 31, 2004 ........       --     --     14,181,573   $    14,182    $ 50,874,750    $(3,432,500)   $(32,152,864)   $15,303,568
                            =======================================================================================================

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

The consolidated financial statements for the three and nine month periods ended July 31, 2004 and 2003 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K of SteelCloud, Inc. (the "Company") which includes consolidated financial statements and notes thereto for the years ended October 31, 2003 and 2002.

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

The Company's pro forma information follows:

                                                  THREE MONTHS ENDED           NINE MONTHS ENDED
                                                      JULY 31,                      JULY 31,
                                               2003            2004           2003           2004
                                            ----------    -------------    ----------    -----------

Net earnings (loss), as reported ........   $   10,308    $  (1,076,927)   $  199,095    $(2,998,955)
Less: Total stock based employee
compensation expense determined under the      113,405           88,421       324,813        243,294
fair-value based method .................
                                            ----------    -------------    ----------    -----------
Pro-Forma net (loss) ....................   $ (103,097)   $  (1,165,348)   $ (125,718)   $(3,242,249)
                                            ==========    =============    ==========    ===========

Basic and diluted earnings per share:
                                            ==========    =============    ==========    ===========
Earnings (loss) per share as reported ...   $     0.00    $       (0.08)   $     0.02    $     (0.22)
                                            ==========    =============    ==========    ===========
Pro-forma net (loss) per share ..........   $    (0.01)   $       (0.09)   $    (0.01)   $     (0.25)
                                            ==========    =============    ==========    ===========


3. ACQUISITION

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

In exchange for the assets of Asgard, which included intellectual property and patent-pending technology, the Company paid cash of $630,015, issued 575,000 shares of SteelCloud common stock valued at $2,283,900 and incurred approximately $50,000 of direct costs associated with the transaction. The value of SteelCloud common stock issued was determined in accordance with SFAS No. 141 by taking the average market price over the 2-day period before and after the terms of the acquisition were agreed to and announced. In addition, the Company assumed $170,138 of Asgard's debt.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

                                                                 AT FEBRUARY 17,
                                                                      2004
                                                              ------------------
Current assets ........................................          $    99,929
Intangible assets .....................................              345,339
Goodwill ..............................................            2,664,417
Noncurrent assets .....................................               69,368
                                                                 -----------
Total assets acquired .................................            3,179,053
                                                                 -----------

Current liabilities ...................................              (96,987)
Noncurrent liabilities ................................             (118,151)

                                                                 -----------
Total liabilities assumed .............................             (215,138)
                                                                 -----------

                                                                 -----------
Net assets acquired ...................................          $ 2,963,915
                                                                 ===========


Of the $345,339 assigned to acquire intangible assets, $238,207 was assigned to SecureNet software technology developed by Asgard, and $107,132 was assigned to customer relationships acquired in conjunction with the acquisition of the assets of Asgard. Both the SecureNet software technology and the customer relationships will be amortized over estimated useful lives of 3 years. The $2,664,417 assigned to goodwill in conjunction with the acquisition will not be amortized, but will be tested at least annually for impairment. As of July 31, 2004, intangible assets for SecureNet Software and Customer relationships were $202,385 and $91,021, respectively.

4.  DEBT

On February 17, 2004, the Company executed two three-year promissory notes in conjunction with the purchase of the assets of Asgard Holding, LLC (Asgard) for an aggregate amount of $170,138. The promissory notes bear interest at 4% and mature in February 2007. The Company makes monthly aggregate payments of $4,726 plus accrued interest. The outstanding balance on the two notes at July 31, 2004 was $146,507.

On January 22, 2004, the Company amended its bank line of credit that allows the Company to borrow an amount to the lesser of its collateralized cash on hand or $3.5 million. The line of credit bears interest at the LIBOR Market Index rate plus 1.25%. The line of credit is secured by all assets of the Company and expires on March 31, 2005. There were no outstanding borrowings on the line of credit at October 31, 2003 and July 31, 2004.


5.  DEFERRED CONTRACT REVENUE

As of July 31, 2004, the Company had deferred contract revenue of approximately $260,000 related to Lockheed Martin server appliance contracts, which were awarded in February of 2003. The deferred revenue represents payments received for milestones achieved prior to recognition of revenue. This revenue will be recognized over the remaining life of the contracts as products are shipped under the contracts, which are scheduled for completion in December of 2004. Other deferred revenue consists of warranties, OEM releases and consulting services.

6.  EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding during the period and is calculated by dividing the net earnings (loss) by the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding plus common stock equivalents associated with stock options and warrants and is calculated by dividing net earnings (loss) by the weighted average number of common shares outstanding used in the basic earnings per share calculation plus the common stock equivalent of stock options and warrants. For the three and nine months ended July 31, 2004, the Company's common stock equivalent shares outstanding from stock options and warrants of 719,075 and 898,891, respectively, have been excluded from the diluted earnings per share calculation as their effect is anti-dilutive.


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

8.       SIGNIFICANT CUSTOMER

For the three and nine months ending July 31, 2004, the Company had one significant third party customer, Lockheed Martin. Lockheed revenues were 31% and 24% of total net revenues for the three and nine months ended July 31, respectively. Accounts receivable balances at July 31, 2004 included amounts due from Lockheed of approximately $1.4 million or 32% of total net accounts recievable.

During fiscal year 2003, the Company's significant customers were Lockheed Martin and General Services Administration, representing 36% and 31% of the Company's net revenues for the three an nine mont periods ending July 31, 2003, respectively. Accounts receivable balances as of October 31, 2003 included amounts due from Lockheed Martin of 13% and General Services Administration of 1%.


9.       RECLASSIFICATION

Certain prior year's amounts have been reclassified to conform to current year presentation.

10.  DISCONTINUED OPERATIONS

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

The loss associated with discontinued operations for the three months ended July 31, 2003 and 2004 was $30,071 and $0, respectively. Net revenues associated with discontinued operations for the three months ended July 31, 2003 and 2004 was $223,849 and $0, respectively. The loss associated with discontinued operations for the nine months ended July 31, 2003 and 2004 was $86,526 and $0, respectively. Net revenues associated with discontinued operations for the nine months ending July 31, 2003 and 2004 was $228,355 and $0, respectively.

11.  SUBSEQUENT EVENTS

On August 11, 2004, the Company signed a definitive merger agreement to acquire all of the issued and outstanding capital stock of V-ONE Corporation, a network security company based in Germantown, Maryland. The acquisition of V-ONE Corporation would in management's opinion complement the Company's February 18, 2004 acquisition of Asgard Holding, LLC in that the intellectual property and software acquired by the Company in such transactions would enhance its product offerings.

To reflect recent business results posted by V-ONE, the terms of the transaction have been modified from those in the May 19, 2004 letter of intent, which contemplated that V-ONE common shareholders would receive one share of the Company's common stock in exchange for approximately 8.5 shares of V-ONE common stock. The definitive agreement calls for an all-stock transaction and contemplates that V-ONE common shareholders would receive one share of the Company's common stock plus one warrant to purchase the same in exchange for approximately twenty-one (21) V-ONE common shares. Management and the respective Boards of Directors of SteelCloud and V-ONE have approved this transaction subject to approval of the shareholders of both companies and other customary closing conditions. There can be no assurance that all closing conditions will be met or waived on a timely basis, if at all.


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

OVERVIEW

Founded in 1987, SteelCloud, Inc, based in Dulles, Virginia, designs, develops and manufactures customized computer servers and network appliances. The Company's custom computer servers are designed to meet the precise needs of volume customers to reduce the customer's investments in logistics, integration capacity and support. The Company's network security appliances are developed in collaboration with premiere software companies. In addition, the Company develops proprietary software to optimize the performance of its security appliances. The Company's appliances are specially designed and optimized to deliver a dedicated network service such as antivirus gateway protection, intrusion detection and secure content management.

In fiscal 2003, SteelCloud began focusing its efforts on the network security marketplace and on the creation of additional SteelCloud intellectual property. The Company has created its own family of hardened (highly secured) appliances to be delivered as co-branded appliances with its software partners. With these strategic partners, SteelCloud creates and uniquely brands ready-to-use turnkey network server appliance solutions combining both hardware and software. The Company integrates its own, its partner's, or other third-party software, into a custom designed server platform. The Company manufactures the resulting product either under a co-branded name or its partner's brand name allowing the partner to deliver a complete turnkey solution. The Company enhances its product development and manufacturing capability by providing custom supply chain and logistics support services to its partners.

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


In August 2004, the Company continued to exand its network security focus by announcing its definitive purchase agreement of V-One Corporation, a network security company based in Germantown, Maryland. Under the terms of the definitive merger agreement announced by the Company on August 11, 2004, SteelCloud would acquire V-ONE in an all-stock transaction valued at approximately $8.5 million, inclusive of transaction expenses. The definitive agreement calls for an all-stock transaction and contemplates that V-ONE common shareholders would receive one SteelCloud common share plus one SteelCloud warrant in exchange for approximately twenty-one (21) V-ONE common shares. Management and the respective Boards of Directors of SteelCloud and V-ONE have approved this transaction subject to approval of the shareholders of both companies and other customary closing conditions. If the acquisition is consummated, the Company will incur legal, accounting, printing and other related transaction expenses. Through September 2004, the Company incurred approximately $205,000 of transaction expenses and has classified these expenses as prepaid transaction costs. These costs have been deferred and will be recognized upon closing of the transaction. In addition, additional working capital may be required if this acquisition is consummated in order to exploit the benefits of this merger. The target date for closing under the merger agreement is October 31, 2004. However, the Company cannot assure you that all closing conditions will be met or waived on a timely basis, if at all.

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

CRITICAL ACCOUNTING POLICIES

The Company believes the following represent its critical accounting policies:

SIGNIFICANT CUSTOMER CONTRACT

In February 2003, the Company was awarded several contracts by Lockheed Martin valued at more than $2.7 million for customized servers. The Company commenced work under the contracts in February 2003, and is expected to complete the contracts by December 2004. For the nine months ended July 31, 2004, the Company recognized revenue of approximately $2.2 million (or approximately 14% of total net revenues) from the contract awards and has deferred contract revenue and deferred contract costs of approximately $260,000 and $206,000, respectively that will be recognized over the life of the contracts as units are shipped. Deferred contract revenue and costs associated with the contract do not necessarily reflect final revenues and costs associated with specific units to be shipped.

In May 2004, the Company was awarded a contract by Lockheed Martin valued at more than $12 million for customized servers. The contract includes options for the government integrator to purchase a substantial number of additional appliances. Provided all contract options are exercised, the total contract value may exceed $21 million. The Company began making shipments under the initial contract during the three month period ending July 31, 2004. The Company anticipates increased deliveries during the fourth quarter of fiscal year 2004 and the first quarter of fiscal year 2005, with an estimated completion date of March 2005. If additional contract options are exercised, deliveries under those options would begin after March 2005. For the three months ending July 31, 2004, the Company recognized revenue of approximately $1.3 million. Given the nature of the products manufactured by the Company as well as the delivery schedules established by its partners, revenue and accounts receivable concentration by any single customer will fluctuate from quarter to quarter. Future revenues and results of operations could be adversely affected should this customer reduce its purchases, eliminate product lines or choose not to continue to buy products and services from SteelCloud.

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

DEFERRED TAX ASSETS

DEFERRED TAX ASSETS AND LIABILITIES ARE RECORDED TO REFLECT THE TAX CONSEQUENCES ON FUTURE YEARS OF TEMPORARY DIFFERENCES OF REVENUE AND EXPENSE ITEMS FOR FINANCIAL STATEMENT AND INCOME TAX PURPOSES. A VALUATION ALLOWANCE IS PROVIDED TO REDUCE RELATED ASSETS TO AN AMOUNT THAT IS MORE LIKELY THAN NOT REALIZABLE. THE COMPANY DETERMINES ITS VALUATION ALLOWANCE PURSUANT TO THE PROVISIONS OF FINANCIAL ACCOUNTING STANDARDS BOARD STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NUMBER 109, ACCOUNTING FOR INCOME TAXES, WHICH REQUIRES THE COMPANY TO WEIGH ALL POSITIVE AND NEGATIVE EVIDENCE INCLUDING PAST OPERATING RESULTS AND FORECASTS OF FUTURE TAXABLE INCOME. IF FORECASTS OF TAXABLE INCOME CHANGE IN THE FUTURE, THE COMPANY MAY BE REQUIRED TO ADJUST THE VALUATION ALLOWANCE AGAINST DEFERRED TAX ASSETS, WHICH WOULD RESULT IN ADDITIONAL TAX EXPENSE OR BENEFIT.


RESULTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2004 COMPARED TO THE THREE AND NINE MONTHS ENDED JULY 31, 2003

Product revenues decreased to $5,566,452 for the three months ended July 31, 2004 from $7,282,146 for the same period in fiscal 2003, a decrease of $1,715,694 or 23.6%. Product revenues decreased to $13,498,126 for the nine months ended July 31, 2004 from $21,612,075 for the same period in fiscal 2003, a decrease of $8,113,949 or 37.5%. The decreases are partially attributable to the completion of a significant contract with Lockheed Martin during fiscal 2003. The contract completion, net of new Lockheed Martin contracts awarded to the Company during the quarter ending July 31, 2004, resulted in a decrease in revenues of approximately $900,000 and $3.7 million, respectively, for the three and nine month periods ended July 31, 2004 as compared to the same periods in fiscal 2003. Under the new contract, valued at approximately $12 million, the Company began making shipments of approximately $1.3 million, during the three months ending July 31, 2004. The Company anticipates increased deliveries during the fourth quarter of fiscal year 2004 and the first quarter of fiscal year 2005, with an estimated completion date of March 2005. If additional contract options are exercised, deliveries for that option period would commence in March 2005. The decrease is also the result of numerous contracts relating to the Company's GSA schedule completed during fiscal 2003, which reduced revenues by approximately $160,000 and $2.1 million, respectively, for the three and nine month periods ended July 31, 2004 as compared to the same periods in fiscal 2003. In addition, certain organizational and restructuring changes within one of the Company's reselling partners, Network Associates, during fiscal 2004 significantly impacted the Company's reselling activities. As a result, reselling revenues decreased by approximately $513,000 and $1.0 million for the three and nine month periods ended July 31, 2004 as compared to the same periods in fiscal 2003. Revenue associated from the Company's security appliances were significantly lower than expected due to delays in third party software availability for both the three and nine month periods ending July 31, 2004. Service revenues increased to $1,033,844 for the three months ended July 31, 2004 from $874,268 for the same period in fiscal 2003, an increase of $159,576 or 18.3%. Service revenues increased to $3,057,631 for the nine months ended July 31, 2004 from $2,399,783 for the same period in fiscal 2003, an increase of $657,848 or 27.4%. The increase in service revenues for the three and nine months ended July 31, 2004 as compared to the same periods in fiscal 2003 is primarily the result of continuing efforts to leverage existing customer relationships through sales of additional products and complementary services.

Gross margin, as a percentage of net revenues, decreased to 17.3% for the three months ended July 31, 2004 from 20.3% for the same period in fiscal 2003. Gross margin, as a percentage of net revenues, increased to 22.2% for the nine months ended July 31, 2004 from 21.0% for the same period in fiscal 2003. The decrease in gross margin for the three months ended July 31, 2004 as compared to the same period in fiscal 2003 is partially due to the lower margins associated with start up costs incurred in connection with the Company's new firm fixed contract. The Company anticipates that gross margins will increase over the length of the contract. In addition, the Company's revenue and gross margins were adversely affected by overall decrease within the industry for enterprise software during the quarter ended July 31, 2004. The increase in gross margin for the nine months ended July 31, 2004 as compared to the same period in fiscal 2003 is the result of an increase in sales revenue from the Company's higher-margin revenue sources: security appliances and consulting and network services. The increase in gross margin from consulting services is principally the result of improved utilization of the Company's consulting service resources, and the integration and utilization of the technical knowledgebase acquired from Asgard. In addition, the Company incurred minimal start up costs for the three and nine month periods in fiscal 2003. While the Company expects gross margin as a percentage of net revenues to increase as it continues to grow its higher-margin revenue sources, gross margin is expected to fluctuate from quarter to quarter.

Sales and marketing expenses increased to $646,786 for the three months ended July 31, 2004 from $292,626 for the same period in fiscal 2003, an increase of $354,160 or 121.0%. The increase is primarily attributable to increased trade show costs of approximately $160,000 and personnel costs and sale incentives of approximately $160,000. Currently, attendance at trade shows is an essential part in promoting the Company's new security appliances. Sales and marketing expenses increased to $1,631,601 for the nine months ended July 31, 2004 from $927,575 for the same period in fiscal 2003, an increase of $704,026 or 75.9%. The increase is primarily attributable to an increase in sales and marketing efforts for the Company's new security appliances as well as its services. The increase can be attributable to increased personnel costs and sales incentives of approximately $450,000 and trade show expenses of $160,000.

Research and product development expenses decreased to $161,694 for the three months ended July 31, 2004 from $186,140 for the same period in fiscal 2003, a decrease of $24,446 or 13.1%. The decrease is primarily attributable to software delays associated with certain appliance products required to develop its intellectual property, which decreased labor associated with the Company's research and development efforts. Research and product development expenses increased to $437,111 for the nine months ended July 31, 2004 from $296,735 for the same period in fiscal 2003, an increase of $140,376 or 47.3%. The large increase is primarily the result of the Company commencing its research and product development efforts during the second quarter of fiscal 2003, since research and product development efforts did not commence until the second quarter of fiscal 2003. The Company expects to continue to incur additional research and product development costs in future quarters as new products are brought to market.

General and administrative expenses increased to $1,367,304 for the three months ended July 31, 2004 from $1,139,723 for the same period in fiscal 2003, an increase of $227,581 or 20%. As a percentage of revenue, general and administrative expenses increased to 21% from 14% for the same period in fiscal 2003. The increase is largely attributable to increased personnel costs of approximately $185,000 and depreciation of approximately $30,000. For the nine month period ended July 31, 2004 general and administrative expenses increased to $4,570,071 from $3,515,543 for the same period in fiscal 2003, an increase of $1,054,528 or 30%. As a percentage of revenue, general and administrative expenses increased to 27% from 15% for the same period in fiscal 2003. The increase is largely attributable to increased personnel costs of approximately $310,000, and increased professional services, depreciation, and insurance costs of approximately $390,000. In addition, the Company incurred approximately $85,000 in non-recurring professional services related to analysis associated with amending the Company's Net Operating Loss carryforward during fiscal year 2004. The increases associated with general and administrative expenses for the three and nine months ended July 31, 2004 is primarily the result of growing administrative requirements necessary to transform the Company into a network security solutions provider. In addition, expenses have increased due to the Company incurring additional expenses associated with workforce and facility leases acquired from Asgard. Although the Company continues to manage its costs relative to its revenues and gross margins, additional resources will be required in order to support its new product lines and successfully transition the Company into a network security company.

Interest income, net increased to $11,045 for the three months ended July 31, 2004 from $937 for the same period in fiscal 2003, an increase of $10,108 or 1,078.7%. The company recorded net interest income of $22,690 for the nine months ended July 31, 2004 compared to net interest expense of $12,802 for the same period in fiscal 2003, an income increase of $35,492 or 277.2%. The increase in interest income is the direct result of the Company's reduction in its outstanding debt and an increase in income realized from cash investments during the three and nine months ended July 31, 2004 as compared to the same periods in fiscal 2003.

The Company reported a net loss of $(1,076,927) from continuing operations for the three months ended July 31, 2004, as compared to net income of $40,379 from continuing operations for the same period in fiscal 2003. The Company reported a net loss of $(2,998,955) for the nine months ended July 31, 2004, as compared to net income of $285,621 for the same period in fiscal 2003. The decrease in net income for the three and nine months ended July 31, 2004 as compared to the same periods in fiscal 2003 is primarily attributable to the Company's increased costs associated with its efforts to acquire and develop intellectual property and to produce, manufacture, and market its network security products. Additionally, the Company experienced significantly slower than expected increases in revenues associated with the Company's network security products. While the Company is experiencing a slower than expected increase in revenues associated with its network security products, the Company is beginning to realize higher gross margins resulting from sales of its security appliances. In addition, the Company continued to experience increases in consulting service revenue as a result of continuing efforts to leverage existing customer relationships through sales of additional products and complementary services.


LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended July 31, 2004, the Company used $2,021,956 in cash flow from continuing operations. The Company generated cash from the collection of its accounts receivables of $1,102,895, and experienced an increase in unearned revenue and other liabilities of $246,349. The cash generated was primarily used to pay accounts payable of $420,786 and purchase inventory of $84,273. In addition, the Company experienced an increase in deferred contract costs of $202,434.

For the nine months ended July 31, 2004, the Company invested $325,216 in property and equipment. In addition, the Company invested $725,854, which consists of cash paid, net of current assets and liabilities assumed to purchase the assets of Asgard Holding, LLC (Asgard).

For the nine months ended July 31, 2004, the Company generated $1,338,238 from financing activities. Cash provided by the Company's financing activities resulted primarily from proceeds received in connection with the exercise of warrants and options to purchase the Company's common stock of $1,284,987. The Company did not rely on its bank line of credit for the nine months ended July 31, 2004.

As of July 31, 2004, the Company had working capital of $9,344,803. The Company believes cash on hand together with cash generated from operations will provide sufficient financial resources to finance current operations of the Company through fiscal 2004.

On February 17, 2004, the Company completed its acquisition of the assets of Asgard Holding, LLC (Asgard), an internet security product and service company. In exchange for the assets of Asgard, which included intellectual property and patent-pending technology, the Company paid cash of $630,015 and issued 575,000 shares of SteelCloud common stock valued at $2,283,900. The value of SteelCloud common stock issued was determined in accordance with SFAS No. 141. In addition, the Company assumed $170,138 of Asgard's debt by executing two three-year promissory notes. The promissory notes bear interest at 4% and mature in February 2007. The Company makes monthly aggregate payments of $4,726 plus accrued interest. The outstanding balance on the two notes at July 31, 2004 was approximately $146,507.

On January 22, 2004, the Company modified its bank line of credit that allows the Company to borrow an amount to the lesser of its collateralized cash on hand or $3.5 million. The line of credit bears interest at the LIBOR Market Index rate plus 1.25%. The line of credit is secured by all assets of the Company. As of July 31, 2004, there were no outstanding borrowings on the line of credit. The line of credit expires on March 31, 2005.


In August 2004, the Company continued exanding its network security focus by announcing its definitive purchase agreement of V-One. Under the terms of the definitive merger agreement announced by the Company on August 11, 2004, SteelCloud would acquire V-ONE in an all-stock transaction valued at approximately $8.5 million, inclusive of transaction expenses. The definitive agreement calls for an all-stock transaction and contemplates that V-ONE common shareholders would receive one SteelCloud common share plus one SteelCloud warrant in exchange for approximately twenty-one (21) V-ONE common shares. The management and respective Boards of Directors of SteelCloud and V-ONE have approved this transaction subject to approval of the shareholders of both companies and other customary closing conditions. If the acquisition is consummated, the Company will incur legal, accounting, printing and other related transaction expenses. Through September 2004, the Company incurred approximately $205,000 of transaction expenses and has classified these expenses as prepaid transaction costs. These costs have been deferred and will be recognized upon closing of the transaction. In addition, additional working capital may be required if this acquisition is consummated in order to exploit the benefits of this merger. The target date for closing under the merger agreement is October 31, 2004. However, the Company cannot assure you that all closing conditions will be met or waived on a timely basis, if at all.

From time to time, the Company may pursue strategic acquisitions or mergers, which may require significant additional capital to satisfy unusual or infrequent expenses. In such event, the Company may seek additional financing of debt and/or equity.


Contractual Obligations and Commercial Commitments:

The Company's significant contractual obligations as of July 31, 2004 are for debt and operating leases. Debt by year of maturity and future rental payments under operating lease agreements are presented below. The Company does not have any purchase obligations, capital lease obligations or any material commitments for capital expenditures as of July 31, 2004. The Company has not engaged in off-balance sheet financing, commodity contract trading or significant related party transactions.

----------------------------------- ----------------------------------------------------------------------
Contractual Obligations                                    Payments Due by Period

----------------------------------- ----------------------------------------------------------------------
                                                     Less than 1                               More than
                                        Total           year         1-3 years    3-5 years     5 years
----------------------------------- --------------- -------------- -------------- ----------- ------------
Notes Payable - Current             $      70,711   $     70,711         -            -            -
----------------------------------- --------------- -------------- -------------- ----------- ------------
Long Term Debt                      $    138,625          -        $  135,606      $ 3,019         -
----------------------------------- --------------- -------------- -------------- ----------- ------------
Operating Lease                     $    488,904    $   234,006    $  127,449      $127,449        -
----------------------------------- --------------- -------------- -------------- ----------- ------------

Management believes that these commitments will be satisfied with current operating cash flow.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to fluctuations in interest rates on its debt. Increase in prevailing interest rates could increase the Company's interest payment obligations relating to variable rate debt. For example, a 100 basis point increase in interest rates would increase annual interest expense by $35,000 if the Company fully utilized its existing line of credit.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of SteelCloud's Disclosure Controls and Internal Controls

SteelCloud evaluated the effectiveness of the design and operation of its disclosure controls and procedures, or "Disclosure Controls," as of the end of the period covered by this quarterly report on Form 10-Q. This evaluation, or "Controls Evaluation", was performed under the supervision, and with the participation, of management, including our Chairman of the Board, Chief Executive Officer and Director ("CEO"), our Chief Operating Officer ("COO"), and our Chief Financial Officer ("CFO").

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 13, 2004, the Company held its 2003 Annual Meeting of Shareholders. At the annual meeting, the Company's shareholders were asked to vote upon: (i) the election of two Class III directors, (ii) the approval of an amendment to the Company's 2002 Stock Option Plan, and (ii) the ratification of the appointment of an independent accounting firm for the ensuing year.

The following persons were elected as directors of the company for the ensuing year by the votes next to such persons name:

                              FOR           WITHHELD

Thomas P. Dunne            10,317,099       762,536
Benjamin Krieger           10,668,195       411,440


Thomas P. Dunne and Benjamin Krieger were each elected as Class III Directors and shall serve until their respective successors have been duly elected and qualified.

The approval of an amendment to the Company's 2002 Stock Option Plan was approved by the following vote:

                     FOR            AGAINST          ABSTAIN
                  3,693,347         817,427          17,317


Grant Thornton LLP was approved to act as the Company's independent certified public accountants for the ensuing year by the following vote:

                    FOR             AGAINST          ABSTAIN

                 11,011,496          62,677           5,462



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

(b) Reports on Form 8-K

On May 21, 2004, the Company filed a report on Form 8-K pursuant to Item 5 "Other Events and Required FD Disclosure" and Item 7 "Financial Statements, Pro Forma Financial Information and Exhibits".

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

September 14, 2004                              STEELCLOUD, INC.


                                                By: /S/ THOMAS P. DUNNE
                                                -----------------------
                                                Name: Thomas P. Dunne
                                                Title: Chief Executive Officer

                                                By: /S/ BRIAN HAJOST
                                                --------------------
                                                Name: Brian Hajost
                                                Title:  Chief Operating Officer

                                                By: /S/ KEVIN MURPHY
                                                --------------------
                                                Name: Kevin Murphy
                                                Title:  Chief Financial Officer