Form 10-K
period 2004-10-31
STEELCLOUD  INC
filed 2005-01-26
CIK 1058027

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 2004
                                       or
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ____________ to ________________

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if there is disclosure of delinquent filers in response to Item 405 of Regulation S-K contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

         The aggregate market value of the voting stock held by non-affiliates of the issuer as of January 24, 2005 was $29,490,440.

         Indicate by check mark whether the  registrant  is an  accelerated
filer (as defined in Rule 12b-2 of the Act).  Yes |   |  No |X|

         The number of shares outstanding of the registrant's Common Stock, $.001 par value per share, on January 24, 2005 was 13,838,264.

                      DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Definitive Proxy Statement to be filed pursuant to Regulation 14A for SteelCloud, Inc.'s annual meeting for 2004 are incorporated by reference into Part III of this Form 10-K.

                                 STEELCLOUD, INC
                         2004 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS


                             PART I                                  Page Number
Item 1.      Business ......................................................   4
Item 2.      Properties ....................................................  10
Item 3.      Legal Proceedings .............................................  10
Item 4.      Submission of Matters to a Vote of Security Holders ...........  10

                             PART II

Item 5.      Market for Registrant's Common Equity and
                Related Stockholder Matters ................................  11
Item 6.      Selected Financial Data .......................................  13
Item 7.      Management's Discussion and Analysis of Financial
                Condition and Results of Operations ........................  14
Item 7A.     Quantitative and Qualitative Disclosures About
                Market Risk ................................................  24
Item 8.      Financial Statements and Supplementary Data ...................  24
Item 9.      Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosures .......................  24
Item 9A.     Controls and Procedures .......................................  25

                             PART III

Item 10.     Directors and Executive Officers of the Registrant ............  26
Item 11.     Executive Compensation ........................................  26
Item 12.     Security Ownership of Certain Beneficial
                Owners and Management ......................................  26
Item 13.     Certain Relationships and Related Transactions ................  26
Item 14.     Principal Accounting Fees and Services ........................  26

             (Item 10 - Item 14 information is incorporated by reference from portions of the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A)

Item 15.     Exhibits, Financial Statement Schedules and
                Reports on Form 8-K ........................................  26

             Signatures ....................................................  28

ITEM 1.       BUSINESS


GENERAL

         SteelCloud, Inc. (the "Company") was founded in 1987 to manufacture and market custom computers, primarily to the Federal government. By 2004, the Company was principally engaged in the delivery of computer products, specialized servers and appliances, network security solutions and professional information technology ("IT") services for both the public and private sectors.

         The Company's custom, specialized servers are designed, developed and manufactured for large commercial and government integrators as well as certain governmental agencies. The specialized servers are designed to meet the precise needs of volume customers and reduce the customer's investments in engineering design, logistics, integration and support. The Company enhances its product development and manufacturing offerings by providing unique supply chain and logistics support services to its partners.

         In addition, the Company develops and manufactures network servers and hardened (highly secured) appliance products. The network security appliances are developed in collaboration with some of the industry's premiere software companies. The Company integrates either its own, its partner's, or other third-party software onto a SteelCloud-designed, custom-server platform and manufactures the product under a co-branded name or its partner's brand name. As a result, the software partners are able to deliver to their customers, complete turnkey solutions. In addition, the Company is also a value-added reseller for software products from several of its strategic partners and certain other software providers.

         The Company's also delivers professional consulting services, which allows its clients to extend their IT organizations on an as-needed basis. Expert technical services include network analysis, security, design, troubleshooting and implementation.

         SteelCloud has developed proprietary software to optimize the performance and manageability of its security appliances. In addition, the Company is creating SteelCloud intellectual property, designing and developing software and network appliance products.

         The Company was incorporated as Dunn Computer Corporation in Virginia on February 26, 1998 in connection with the reorganization of Dunn Computer Corporation, a Delaware Corporation, which was incorporated on April 22, 1997. The Company's other subsidiaries are International Data Products ("IDP"), acquired May 1998, and Puerto Rico Industrial Manufacturing Operations Acquisition Corporation ("PRIMOA"), incorporated in Puerto Rico in May 1998. In October 2002, the Company discontinued the PRIMOA subsidiary and such subsidiary has been classified as "discontinued" in the financials statements for all years presented. On February 17, 2004, the Company acquired the assets of Asgard Holding, LLC ("Asgard"). The acquisition brought intellectual property (IP), engineering talent and two pending patents to SteelCloud.

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

PRODUCTS AND SERVICES

         The Company delivers computer products, specialized servers and appliances, network security solutions and professional IT services. The Company believes it operates in one market segment, information technology.

NETWORK SERVER APPLIANCES

         SteelCloud partners with leading software and technology companies to create uniquely branded, ready-to-use turnkey network server appliance solutions which combine both hardware and software. SteelCloud integrates the partner's software onto a custom designed server platform, running Linux, FreeBSD, or one of Microsoft's operating systems. This process results in a unique, optimized and certified appliance which is ready-to-deploy when it arrives at the end user's site.

         The Company is able to create a unique solution for each software partner by leveraging its years of experience developing and managing custom server platforms for mission-critical Department of Defense ("DOD") and security programs. The Company puts together a package of design, support, and logistical services custom tailored for each particular software company, thereby augmenting the partner's internal capabilities. In essence, SteelCloud takes responsibility for those tasks necessary to successfully bring an appliance to market, which are impractical for its software partners to perform.

         The Company believes that its approach to the server appliance market (collaborating with leading software developers and leveraging their product marketing and sales efforts) enables the Company to realize economies of scale that would not be attainable if SteelCloud used its own resources. The Company also believes that risks relating to R&D (research and development) and inventory are also greatly reduced through this approach.

SPECIALIZED SERVERS (INFRASTRUCTURE PRODUCTS)

         The Company designs, develops and manufactures specialized custom servers, which are configured with single, dual, or quad Intel processors. These servers are designed to give unique solutions to customers with unique requirements. The Company combines its hardware offerings with specialized software integration and logistics programs to provide its specialized server customers with solutions unavailable from the traditional hardware-only vendors.

         The Company believes that its specialized/infrastructure server products are best suited to address the high volume needs of the federal government. The Company teams with large federal integrators as its primary channel for delivering its specialized servers.

PROFESSIONAL CONSULTING SERVICES

         SteelCloud provides an array of consulting services surrounding the technologies it develops or resells. The Company's consulting services include network and security analysis, design and implementation, as well as help desk consulting. Aside from managed services and some annual support contracts, the services are primarily delivered in the form of short-term projects. These services are primarily delivered in the form of short-term projects. The Company's consulting services are performed for a fixed-fee or on an hourly-labor basis at pre-negotiated rates and estimated levels of effort.

         SteelCloud is a value-added reseller for certain software products that are delivered in conjunction with its consulting services. In some cases, SteelCloud provides its appliance customers with additional technical services that complement their appliance implementation.

         SteelCloud provides highly skilled professionals and services that leverage its experience for maximum benefit to the client. The Company maintains expertise in specific areas and technologies rather than general knowledge in many IT areas. SteelCloud project-based services include network analysis, network design, systems implementation, virus protection, network security, software migrations, messaging system migrations and complete help desk implementation and support.

          Project management is a key component of SteelCloud's operational strategy and success in project-based engagements. Following industry-standard best practices and SteelCloud's own proprietary processes, the Company's project managers ensure that each project is delivered in accordance with the customer's expectations and the Company's profitability objectives.

         SteelCloud's fixed-rate hourly engineering services are often sold to clients under contracts that range in duration from one month to three years. Staffing services consist of placing one or more network engineers, user support technicians, or programmers on-site with a client. These professionals perform work as a "virtual" employee for the client and typically work under the direction of the client's management. Hourly rates for staffing engagements are normally lower than for project-based engagements; however, the contracts usually have substantially longer periods of performance. SteelCloud's success in this area is achieved largely due to contract renewals and increasing staffing requirements from existing customers.


GOVERNMENT CONTRACTS

         In fiscal 2004, the Company derived approximately 36% of its revenues from sales of hardware and services to the U.S. Federal, state and local government pursuant to contracts with the General Services Administration ("GSA") or other agency-specific contracts. Certain Government customers reserve the right to examine the Company's records as they relate to their contracts.

GSA CONTRACT

         The Company has a multiple award schedule contract with GSA (the "GSA" Contract). The Company's GSA Contract was originally awarded in April 1996. It was renewed in fiscal 2002 and is valid through March 31, 2007. The GSA Contract enables government IT purchasers to acquire all of their requirements from a particular vendor and largely limits the competition to selected vendors holding GSA Contracts. For fiscal year ended 2004, the Company's GSA contract had sales of $3.8 million, which accounted for approximately 14% of the Company's revenues.


COMMERCIAL CONTRACTS

         In fiscal year ended 2004, SteelCloud derived approximately 64% of its revenues from sales of hardware, software and services to the commercial marketplace. The Company's commercial customer base consists of several Fortune 500 companies as well as medium-size commercial customers. The Company generated approximately $10.9 million or 39% of its total net revenues from contracts and awards with Lockheed Martin during fiscal year 2004. The Company intends to increase its commercial customer base in the upcoming fiscal year.

         The Company's Appliance Partner program and its own sales and marketing activities are concentrated on expanding the Company's commercial customer base. Strategic partnerships with industry leading companies such as Microsoft, Intel and Computer Associates enable the Company to further diversify its product mix and attract high quality customers.

         In June 2003, the Company entered into an OEM agreement with Computer Associates International, Inc. to deliver a family of hardened, ready-to-deploy enterprise-class security appliance based on Computer Associates' eTrust technology. In September 2003, the first set of appliances, featuring eTrust Antivirus technology, was delivered under this agreement. In April 2004, the next set of appliances, featuring eTrust Intrusion Detection technology, was delivered. Over this period, market demand for "point-solution" appliances such as these has shifted toward multi-function appliances; i.e., appliances that perform multiple functions such as anti-spam, antivirus, content filtering in one unit. In June of 2004, the Company announced a multi-function security platform featuring eTrust Secure Content Manager technology. The co-branded appliances include proprietary SteelCloud Secure Console (SC2) software. The business results from this program have not met expectations and appropriate actions have been taken to align expenses accordingly.

         In fiscal 2004, SteelCloud completed deliveries for approximately $2.6 million of specialized servers to Lockheed Martin for the Automated Package Processing System ("APPS") program. In addition, SteelCloud was selected by Lockheed Martin to supply custom servers for three major new programs for a total order value which exceeds $16.4 million. Most of the revenue associated with these new orders will be realized in fiscal 2005. These new orders are the result of the Company's performance as a leading supplier for high-performance, specialized server solutions.

         In July 2003, the Company signed an OEM agreement with Microsoft Corporation under which the Company's new line of branded security appliances developed around the Company's proprietary SC2 software which will utilize a special embedded version of Microsoft's Windows server. SteelCloud's contract with Microsoft protects its intellectual property interest in the SC2 software.

         In May 2004, Microsoft purchased 32 of the Company's Intrusion Detection Appliances for its Network Management and Security Initiative. In 2004, the SteelCloud systems were featured at Microsoft's Tech-Ed Conference in San Diego and at their World Wide Partner Conference in Toronto, Canada.


MANUFACTURING AND PRODUCTION

         SteelCloud's production operations are capable of assembling up to 100,000 systems per year in its existing Dulles, Virginia facility on a three-shift basis. The Company is currently operating on a single shift basis. As a result of recent increases in contract awards and product backlog, the Company has decided to move its office and manufacturing facilities to ensure the appropriate infrastructure exists to support the projected growth. The Company has executed non-cancelable leases for its headquarters and operations, which commence occupancy in April 2005. These two new facilities will be located in close proximity to SteelCloud's current facility.

         In April 2004 SteelCloud received ISO 9001:2000 Certification. ISO Certification is an assurance that a company is dedicated to maintaining a quality management system, and has procedures in place for continuous quality improvement in all aspects of the organization's business. The Company believes this certification was a factor in recent contract wins.


COMPETITION AND MARKETING

         The markets for the Company's products and services are highly competitive. Many of the Company's competitors offer broader product lines and may have greater financial, technical, marketing and other resources. These competitors may benefit from earlier market entry, component volume purchasing and product and process technology license arrangements that are more favorable in terms of pricing and availability than the Company's arrangements.

         The Company competes with a large number of computer systems integrators, custom computer manufacturers, resellers, software manufacturers and IT services companies. The Company believes it is likely that these competitive conditions will continue in the future. There can be no assurance the Company will continue to compete successfully against existing or new competitors that may enter markets in which the Company operates.

         The Company's principal competitors in the specialized server markets are system integrators as well as smaller companies that specialize in building server products and providing some level of integration services.

FEDERAL GOVERNMENT MARKET

         The GSA's Federal Supply Services Schedule is a list of pre-approved vendors from which the government and/or federal agencies may purchase goods and services. SteelCloud's GSA Schedule GS-35F-4085D is a very effective procurement vehicle for the Company. Sales from this contract have historically exceeded 10% of the Company's annual net revenues.

         The Company believes that the government's selection criteria for vendor selection consist of price, quality, familiarity with the vendor, and size and financial capability of the vendor. The government has increased the amount of IT products acquired through the GSA Schedule. Because the Company primarily targets custom computer procurements, it rarely competes with national commercial computer manufacturers in the federal market.

COMMERCIAL MARKET

          The information technology industry is highly competitive. Pricing is very aggressive in the industry and the Company expects pricing pressures to continue. The industry is also characterized by rapid changes in technology and customer preferences, short product life cycles and evolving industry standards.

         The commercial market for the Company's IT products and services is a highly fragmented market served by thousands of small value-added resellers and specialized manufacturers. These companies typically service a small geographic area and resell national brand computer and/or network hardware. The Company believes its consulting services group can compete effectively in the Washington D.C. and South Florida metropolitan markets because it provides engineering services in conjunction with its turnkey server appliances and products from its strategic partners; e.g., Microsoft, Computer Associates, McAfee, Network General, BMC, Big Fix and Intel. The Company believes that its ability to integrate its server systems with networking products also gives its consulting services group a competitive advantage.

OEM MARKET

         In the OEM server appliance market, the principal elements of competition are product reliability, quality, customization, price, customer service, technical support, value-added services, and product availability. There can be no assurance that the Company will, in the future, be able to compete effectively against existing and future competitors.

MARKETING

         The Company markets its products and services to software manufacturers, their channel partners, federal integrators, select commercial accounts, and state, federal and local government agencies. The Company uses an in-house sales force and program managers to market its products and services. SteelCloud markets its products and services worldwide, either directly through its own sales personnel, or through the marketing organizations of its appliance partners. The Company believes that marketing is important in all of its markets, and in particular, its targeted commercial markets.

         The Company strives to build a strong relationship with its customers. The Company believes that a key to building customer loyalty is a team of knowledgeable and responsive account executives and a knowledgeable technical and support staff. The Company assigns each customer a trained account executive, to which subsequent calls to the Company will be directed. The account executive is augmented with a program manager for SteelCloud's larger customers. The Company believes that these strong one-on-one relationships improve the likelihood that the customer may consider the Company for future purchases. The Company intends to continue to provide its customers with products and technical services that offer the customer the best possible return on investment.

         The Company uses electronic commerce technologies in its marketing efforts and believes that its customers will continue to expand and utilize these technologies. The Internet is being used by customers to advertise opportunities and to reference vendor information. The Company maintains a web site on the Internet referencing its GSA catalogue and product offerings.


RESEARCH & PRODUCT DEVELOPMENT

         In fiscal 2003, the Company undertook initiatives to enhance its proprietary product offerings. Accordingly, the Company commenced its research and development ("R&D") activities associated with the new product offerings in the second quarter of fiscal 2003.

          In June 2003, the Company entered into an agreement with Computer Associates International, Inc. to deliver a family of co-branded, hardened, ready-to-deploy enterprise-class security appliance for intrusion detection and antivirus gateway protection based on Computer Associates' eTrust technology. Computer Associates is one of the largest software companies in the world and delivers software and services that enable organizations to manage their IT environments. In July 2003, SteelCloud announced its first co-branded, anti-virus gateway ("AVG"), network security product in collaboration with Computer Associates. The AVG product and subsequent SteelCloud/CA appliances included proprietary SteelCloud Secure Console SC2 software.

         In fiscal 2004, following the acquisition of Asgard Holding, the Company established an Advanced Technology Group for the purpose of developing proprietary network security software products. These SteelCloud products can be marketed under the SteelCloud brand exclusively and sold with or without accompanying SteelCloud designed and manufactured network security appliances. By investing in product development, the Company believes it will have more control over the functionality and marketing of its products. The Company also believes that the resulting intellectual property will increase the competitiveness of its offerings and improve product margins.

SUPPLIERS

         The Company devotes significant resources to establishing and maintaining relationships with its key suppliers. The Company, where possible, purchases directly from component manufacturers such as Intel, Microsoft and Cisco. The Company also purchases multiple products directly from large national and regional distributors such as Arrow Electronics, Synnex, TechData Corporation and Ingram Micro.

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


PATENTS, TRADEMARKS AND LICENSES

         The Company works closely with computer product suppliers and other technology developers to stay abreast of the latest developments in computer technology. While the Company does not believe its continued success depends upon the rights to a patent portfolio, there can be no assurance that the Company will continue to have access to existing or new technology for use in its products. Through the Asgard acquisition, the Company currently has two patents pending.

         The Company conducts its business under the trademarks and service marks of "SteelCloud", "SteelCloud Company" and "Dunn Computer Corporation". The Company believes its trademarks and service marks have significant value and are an important factor in the marketing of its products.

         Because much of the software used on the Company's computers is not owned by the Company, the Company has entered into software licensing arrangements with several software manufacturers.


EMPLOYEES

         As of October 31, 2004, the Company had 91 employees. Of this total, 3 were employed in an executive capacity, 11 in sales and marketing, 14 in administrative capacities, 39 in technical and/or services and 24 in operations. As of January 24, 2005, the Company had 92 employees. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relationships with its employees to be good.

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

ITEM 2.     PROPERTIES

The Company leases approximately 35,000 square feet at its facility in Dulles, Virginia, which is used as its principal executive offices, for manufacturing and administrative services. Pursuant to the lease, which expires in April 2005, the Company pays approximately $29,000 per month in rent which does not include operating expenses. As a result of recent increases in contract awards and product backlog, the Company has decided to move its office location to ensure the appropriate infrastructure exists to support its growth. The Company has executed non-cancelable leases for its headquarters and operations, which commence occupancy in April 2005. These two new facilities will be located in close proximity to SteelCloud's current facility. Monthly rent for both leases, which expire in August 2009, will be approximately $42,000 inclusive of operating expenses. In addition, the Company leases office space in Ft. Lauderdale to house its Advance Technology Group ("ATG"). The monthly rent associated with this lease, which expires in July 2009, is approximately $5,000. SteelCloud believes that both of its new facilities will be adequate for its operations.


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

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

         Prior to the quotation of the Company's Common Stock beginning on April 22, 1997, there was no established trading market for the Company's common stock. The Company's Common Stock is listed on The Nasdaq Stock Market, Inc.'s SmallCap Market. The Company changed its symbol from "DNCC" to "SCLD" on October 19, 2000. The following table sets forth the high and low selling prices as reported by The Nasdaq National Market System through June 30, 2003 and on the Nasdaq SmallCap Market from July 1, 2003 to January 24, 2005, for each fiscal quarter during the fiscal years ended October 31, 2004 and 2003, as well as for the first quarter of fiscal 2005 through January 24, 2005. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.
                                                         Fiscal 2003
                                                       High        Low
                                                    -----------------------

First Quarter......................................       $1.40      $1.01
Second Quarter.....................................       $1.68      $0.97
Third Quarter......................................       $3.47      $1.26
Fourth Quarter.....................................       $5.36      $3.14

                                                         Fiscal 2004
                                                       High        Low
                                                    -----------------------

First Quarter......................................       $5.12      $3.75
Second Quarter.....................................       $3.81      $2.07
Third Quarter......................................       $3.21      $2.08
Fourth Quarter.....................................       $2.46      $1.97

                                                         Fiscal 2005
                                                       High        Low
                                                    -----------------------

First Quarter (through January 24, 2005)...........       $2.63      $1.85

         On January 24, 2005 the closing price of the Company's Common Stock as reported on The Nasdaq SmallCap Market was $2.50 per share. There were approximately 5,100 shareholders of the Common Stock of the Company as of such date.

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

         On February 17, 2004, the Company completed its acquisition of the assets of Asgard Holding, LLC ("Asgard") an internet security product and service company. In exchange for the assets of Asgard, which included intellectual property and patent-pending technology, the Company paid cash of $630,015, issued 575,000 shares of SteelCloud common stock valued at $2,283,900 and incurred approximately $50,000 of direct costs associated with the transaction. The value of SteelCloud common stock issued was determined in accordance with SFAS No. 141 by taking the average market price over the 2-day period before and after the terms of the acquisition were agreed to and announced.

ITEM 6.     SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA
                      (In thousands, except per share data)

         The following selected consolidated financial data of SteelCloud should be read in conjunction with the consolidated financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations". The consolidated statement of operations data set forth below with respect to the fiscal years ended October 31, 2002, 2003 and 2004 and the consolidated balance sheet data as of October 31, 2003 and 2004 is derived from and is referenced to the audited consolidated financial statements of SteelCloud included elsewhere in this Annual Report on Form 10-K. The consolidated statement of income data set forth below with respect to the fiscal years ended October 31, 2000 and 2001 and the consolidated balance sheet data as of October 31, 2000, 2001 and 2002 is derived from audited consolidated financial statements of SteelCloud not included in this annual report.

                                                                                     YEAR ENDED OCTOBER 31,
                                                                         2000         2001        2002        2003       2004
                                                                      ----------------------------------------------------------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net revenues ......................................................   $ 22,509    $ 25,791    $ 29,157    $ 33,043    $ 28,169
Costs of revenues .................................................     17,481      19,407      22,163      26,353      21,996
Gross profit ......................................................      5,028       6,384       6,994       6,690       6,173
Selling, general and administrative, research and development, and
  amortization ....................................................      5,510       5,075       6,481       6,321       8,558
(Loss) income from operations .....................................       (482)      1,309         513         369      (2,385)
Other (expense) income, net .......................................       (123)       (184)       (222)         (5)       (138)
(Loss) income from continuing operations before income taxes and ..       (606)      1,125         291         364      (2,523)
  extraordinary gain
Provision (benefit from) for income taxes .........................         65         102        (280)       --          --
(Loss) income before extraordinary gain and discontinued operations       (671)      1,023         571         364      (2,523)
Extraordinary gain ................................................        750        --          --          --          --
Cumulative effect of change in accounting principle ...............       --          (576)       --          --          --
Preferred stock dividends .........................................       (625)       (112)       --          --          --
Increase to income available to common stockholders from
  repurchase of preferred stock ...................................       --           721        --          --          --
Net income (loss) from discontinued operations ....................        721          (9)     (1,686)       (144)       --
Net income (loss) available to common stockholders ................   $    176    $ (1,115)   $    220    $ (2,523)
                                                                                                                      $  1,047
Basic income(loss) per share ......................................   $   0.02    $   0.10    $  (0.11)   $   0.04    $  (0.19)
Income (loss) per share assuming dilution .........................   $   0.02    $   0.08    $  (0.11)   $   0.03    $  (0.19)
Weighted average shares outstanding ...............................      9,581      10,111       9,948      10,241      13,450
Weighted average shares outstanding assuming dilution .............      9,581      12,463       9,948      10,962      13,450
Pro forma basic (loss) earnings per share assuming the accounting
  change is applied retroactively .................................   $  (0.04)   $   0.16    $  (0.11)   $   0.04    $  (0.19)
Pro forma (loss) earnings per share assuming the accounting
  change is applied retroactively, assuming dilution ..............   $  (0.04)   $   0.08    $  (0.11)   $   0.03    $  (0.19)

                                                                                                AT OCTOBER 31,
                                                                       2000      2001     2002      2003      2004
                                                                   --------------------------------------------------
CONSOLIDATED BALANCE SHEET DATA:
Working capital (deficit) ......................................... $ 5,839   $ 7,349   $ 3,856   $11,998   $ 9,867
Total assets ......................................................  23,005    17,134    17,633    19,761    22,731
Long-term debt ....................................................   2,598     3,837        60        66       141
Total liabilities .................................................  14,149     9,736    10,876     5,027     6,892
Stockholders' equity ..............................................   8,856     7,398     6,757    14,734    15,838


-----------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, risks associated with the integration of businesses following an acquisition, concentration of revenue from one source, competitors with broader product lines and greater resources, emergence into new markets, the termination of any of the Company's significant contracts or partnerships, the Company's inability to maintain working capital requirements to fund future operations or the Company's inability to attract and retain highly qualified management, technical and sales personnel.

OVERVIEW

         Founded in 1987, SteelCloud, Inc. designs, develops and manufactures customized computer servers and network appliances. The Company's custom computer servers are designed to meet the precise needs of volume customers to reduce the customer's investments in logistics, integration capacity and support. The Company's network security appliances are developed in collaboration with some of the world's premiere software companies. In addition, the Company develops proprietary software to optimize the performance of its security appliances. The Company's appliances are specially designed and optimized to deliver a dedicated network service such as antivirus gateway protection, intrusion detection and secure content management.

         In fiscal 2003, SteelCloud began focusing its efforts on the network security marketplace and on the creation of additional SteelCloud intellectual property. The Company is in the process of creating its own family of hardened (highly secured) appliances to be delivered as co-branded appliances with its software partners. With its strategic partners, SteelCloud creates ready-to-use turnkey network server appliance solutions by integrating third-party software into a custom designed server platform. The Company manufactures the resulting product under its partner's brand name allowing the partner to deliver a complete turnkey solution. The Company enhances its product development and manufacturing capability by providing custom supply chain and logistics support services to its partners.

         The Company is also a value-added reseller for the software products of its strategic channel partners who provide the products and marketing needed to uncover new prospects. SteelCloud then works with the partner to provide technical pre-sales support and to close business. In many instances, the sales include professional IT consulting services from SteelCloud. This business provides the Company with an entry into major new accounts without having to invest in major marketing/advertising campaigns. The Company's GSA schedule is helpful here when the products are sold into to federal, state and local government customers.

         To extend its network security offerings, the Company acquired the assets of Asgard on February 17, 2004. As a result of the acquisition, management believes SteelCloud is better positioned to define and control proprietary product features and services from its own intellectual property. With this purchase, the Company has also acquired the technical knowledgebase and resources to design and develop proprietary products.

         SteelCloud's Professional IT consulting services organization provides clients with a seamless extension of their own IT organizations. Expert technical services include network analysis, security, design, troubleshooting and implementation. The Company provides IT support services to the public sector as well as commercial customers.

FISCAL 2004

ISSUANCE OF EQUITY

         At the end of fiscal year 2003, SteelCloud sold 1,887,500 shares of its common stock to private and institutional investors in a private placement transaction at a price of $4.00 per share. The Company received gross proceeds of $7,550,000 in connection with this transaction. The securities were sold pursuant to an exemption from registration provided by section 4(2) of the Securities Act.

ASGARD ACQUISITION

         On February 17, 2004, the Company completed its acquisition of the assets of Asgard, an internet security product and service company. In exchange for the assets of Asgard, which included intellectual property and patent-pending technology, the Company paid cash of $630,015, issued 575,000 shares of SteelCloud common stock valued at $2,283,900 and incurred approximately $50,000 of direct costs associated with the transaction. The value of SteelCloud common stock issued was determined in accordance with SFAS No. 141 by taking the average market price over the 2-day period before and after the terms of the acquisition were agreed to and announced.

RESEARCH & PRODUCT DEVELOPMENT

         In fiscal 2003, the Company undertook initiatives to enhance its proprietary product offerings. Accordingly, the Company commenced its research and development ("R&D") activities associated with the new product offerings in the second quarter of fiscal 2003.

          In June 2003, the Company entered into an agreement with Computer Associates International, Inc. to deliver a family of co-branded, hardened, ready-to-deploy enterprise-class security appliance for intrusion detection and antivirus gateway protection based on Computer Associates' eTrust technology. Computer Associates is one of the largest software companies in the world and delivers software and services that enable organizations to manage their IT environments. In July 2003, SteelCloud announced its first co-branded, anti-virus gateway (AVG), network security product in collaboration with Computer Associates. The AVG product and subsequent SteelCloud/CA appliances included proprietary SteelCloud Secure Console (SC2) software. First deliveries were made in September 2003. During fiscal 2003, the Company incurred research and development costs of approximately $494,087.

         In fiscal 2004, following the acquisition of Asgard Holding, the Company established an Advanced Technology Group for the purpose of developing proprietary network security software products. These SteelCloud products can be marketed under the SteelCloud brand exclusively and sold with or without accompanying SteelCloud designed and manufactured network security appliances. By investing in product development, the Company believes it will have more control over the functionality and marketing of its products. The Company also believes that the resulting intellectual property will increase the competitiveness of its offerings and improve product margins. During fiscal 2004, the Company incurred research and development costs of $604,667. The Company will continue to incur costs for Product Development in the future.

ISO CERTIFICATION

         In April 2004 SteelCloud received ISO 9001:2000 Certification . ISO Certification is an assurance that a company is dedicated to maintaining a quality management system, and has procedures in place for continuous quality improvement in all aspects of the organization's business. The Company believes this certification was a factor in recent contract wins.

SIGNIFICANT CONTRACTS

         In February 2003, the Company was awarded several contracts by Lockheed Martin valued at more than $2.7 million for customized servers. The Company commenced work under the contracts in February 2003, and completed deliveries in fiscal year 2004. For the fiscal year ended 2004, the Company recognized revenue of approximately $2.6 million (or approximately 10% of total net revenues) from the contract awards.

         In May 2004, the Company was awarded a contract by Lockheed Martin valued at more than $12 million for customized servers. The contract included options for the government integrator to purchase a substantial number of additional appliances. Additional contract options were exercised early in fiscal year 2005 and the total contract value exceeds $18 million. The Company began making shipments under the initial contract during the three-month period ending July 31, 2004 (the Company's fiscal third quarter). The Company continued to make deliveries during the fourth quarter of fiscal year 2004 and into the first half of fiscal year 2005. The estimated completion date for deliveries under this contract is January 2005. In addition, contract options have been exercised and deliveries under those options will begin after January 2005. For the fiscal year 2004, the Company recognized revenue associated with this contract of approximately $7.6 million. Given the nature of the products manufactured by the Company as well as the delivery schedules established by its partners, revenue and accounts receivable concentration by any single customer will fluctuate from quarter to quarter. Future revenues and results of operations could be adversely affected should this customer reduce its purchases, eliminate product lines or choose not to continue to buy products and services from SteelCloud.

FACILITIES EXPANSION

         As a result of recent increases in contract awards and product backlog, the Company has decided to move its office and manufacturing facilities to ensure the appropriate infrastructure exists to support the projected growth. The Company has executed non-cancelable leases for its headquarters and operations, which commence occupancy in April 2005. These two new facilities will be located in close proximity to SteelCloud's current facility.

TERMINATION OF ACQUISITION

         On August 11, 2004, the Company signed a definitive merger agreement to acquire all of the issued and outstanding capital stock of V-ONE Corporation, a network security company based in Germantown, Maryland. The Boards of Directors of both V-ONE and SteelCloud determined it was in the best interest of their respective shareholders, customers, suppliers, and employees to terminate the Merger Agreement. On September 29, 2004, SteelCloud, Inc. and V-ONE Corporation announced that the termination of this Agreement and Plan of Merger dated August 11, 2004. Each company no longer has any further obligations to the other with respect to the anticipated merger.


Critical Accounting Policies

         The Company believes the following represent its critical accounting policies:

REVENUE RECOGNITION

         The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, corrected copy (SAB 104). Generally, SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable: and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

         Hardware products sold are covered by a warranty for periods ranging from one to three years. The Company accrues a warranty reserve for estimated costs to provide warranty services. The Company's estimate of costs to service its warranty obligations is based on historical experience and expectation of future conditions. To the extent the Company experiences increased warranty claim activity or increased costs associated with servicing those claims, its warranty accrual will increase resulting in decreased gross profit.

         For technology support services under time and material contracts, the Company recognizes revenue as services are provided based on contracted rates and materials are delivered.

SEGMENT REPORTING

         FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, also establishes a quantitative threshold, whereby an enterprise should report separately information about an operating segment if its reported revenue is 10% or more of the combined revenue of all reported operating segments. The Company is organized on the basis of products and services. However, the Company does not evaluate the performance of its segments based on earnings. The Company's chief operating decision maker is the Company's Chief Operating Officer. While the Chief Operating Officer is apprised of a variety of financial metrics and information, the Chief Operating Officer makes decisions regarding how to allocate resources and assess performance based on a single operating unit.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently evaluating the financial statement impact of the adoption of SFAS 123(R).

         In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company is currently evaluating the financial statement impact of the adoption of SFAS 151.


         In December 2003, SAB 104, "Revenue Recognition," was issued which supersedes SAB 101, "Revenue Recognition in Financial Statements." The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of the FASB's Emerging Issues Task Force ("EITF") Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's "Revenue Recognition in Financial Statements Frequently Asked Questions and Answers" (the "FAQ") issued with SAB 101 that had been codified in SEC Topic 13, "Revenue Recognition." Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 had no impact on the Company's financial statements.


         In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." This Interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires an enterprise to consolidate a variable interest entity if that enterprise will absorb a majority of the entity's expected losses, is entitled to receive a majority of the entity's expected residual returns, or both. FIN 46 also requires disclosures about unconsolidated variable interest entities in which an enterprise holds a significant variable interest. Application of FIN 46, as revised in December 2003, is required for financial statements of public entities that have interest in variable interest entities, or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public companies for all other types of entities is required in financial statements for periods ending after March 15, 2004. Adoption of FIN 46 did not have a material effect on the Company's financial statements.

         In December 2002, the EITF issued EITF 00-21, Revenue Arrangements with Multiple Deliverables. This Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable, and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of accounting). In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. This Issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. This Issue does not change otherwise applicable revenue recognition criteria. The provisions of EITF 00-21 are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Adoption of EITF 00-21 did not have a material impact on the Company's financial statements.


ACCOUNTING FOR INCOME TAXES

         The Company accounts for income taxes using the liability method. In doing so, the future tax consequences of temporary differences and net operating losses result in deferred tax assets and liabilities, subject to a valuation allowance against deferred tax assets when realization is uncertain. As of October 31, 2004, the Company has recorded a valuation allowance of approximately $14.1 million against the total deferred tax asset of $14.5 million, based upon its evaluation of future estimates of taxable income. The Company's evaluation included consideration of historical earnings (excluding non-recurring charges) as well as projected near-term earnings based on its backlog, customer relationships and operating environment.

RESULTS OF OPERATIONS

         The following table sets forth for the fiscal years ended October 31, 2000, 2001, 2002, 2003 and 2004, certain income and expense items of SteelCloud as a percentage of net revenues.

                                                               2000        2001        2002       2003       2004
                                                            ---------------------------------------------------------

        Net revenues ....................................      100.00%    100.00%    100.00%    100.00%    100.00%
        Costs of revenues ...............................       77.66%     75.25%     76.01%     79.76%     78.09%
        Gross profit ....................................       22.34%     24.75%     23.99%     20.24%     21.91%
        Selling, general and administrative, research and
                development, and amortization ...........       24.48%     19.68%     22.23%     19.13%     30.38%
        (Loss) income from operations ...................       (2.14)%     5.08%      1.76%      1.11%     (8.47)%
        Other (expense) income ..........................       (0.55)%    (0.71)%    (0.76)%     0.01%     (0.49)%
        (Loss) income before income taxes ...............       (2.69)%     4.36%      1.00%      1.00%     (8.96)%
        (Benefit from) provision for income taxes .......        0.29%      0.40%     (0.96)%     0.00%      0.00%
        (Loss) income from discontinued operations ......        3.20%     (0.03)%    (5.78)%    (0.44)%     0.00%
        Net (Loss) income to common stockholders ........        0.78%      4.06%     (3.82)%     0.67%     (8.96)%



FISCAL YEAR ENDED OCTOBER 31, 2004 COMPARED TO FISCAL YEAR ENDED
OCTOBER 31, 2003

         Net revenues of SteelCloud for fiscal year ended October 31, 2004 ("fiscal 2004") decreased approximately 15% to $28.2 million from $33.0 million for fiscal year ended October 31, 2003 ("fiscal 2003"). Product revenues decreased to $24,155,872 for the fiscal year 2004 from $29,753,623 for the same period in fiscal 2003, a decrease of $5,597,751 or 18.9%. As a result of the completion of numerous contracts relating to the Company's GSA schedule during fiscal 2003, revenues associated with these contracts decreased by approximately $3.2 million, respectively, for fiscal year 2004 as compared to fiscal year 2003. In addition, the Company's OEM revenues decreased by approximately $921,000 from fiscal year 2003 to fiscal year 2004, due to the reallocation of resources to support the Company's security appliances. Even though the Company realigned its resources to focus on the new security appliances, revenues associated from the Company's security appliances were significantly lower than expected due to delays in third party software availability during fiscal year 2004. The decrease in revenue is also attributable to certain organizational and restructuring changes within one of the Company's reselling partners, Network Associates, during fiscal 2004 which significantly impacted the Company's reselling activities. As a result, reselling revenues decreased by $2.3 million for fiscal year 2004 as compared to fiscal year 2003. The aforementioned decreases in revenue were partially offset by deliveries under the new Lockheed Martin contracts. Valued at approximately $12 million, the Company generated revenue of approximately $7.6 million during fiscal year 2004 under these contracts. The Company anticipates an estimated completion date of January 2005. Additional contract options have been exercised and deliveries for that option period will commence in January 2005.

          Service revenues increased to $4,013,333 during fiscal year 2004 from $3,289,376 during fiscal year 2003, an increase of $723,957 or 22.0%. The increase in service revenues for fiscal year 2004 as compared to fiscal year 2003 is primarily the result of continuing efforts to leverage existing customer relationships and diversify revenue sources through sales of additional products and complementary services. In addition, the acquisition of Asgard, an internet security product and service company, yielded approximately $375,000 of service revenue in fiscal year 2004.

         Gross profit for fiscal 2004 decreased by approximately 8% to approximately $6.2 million from $6.7 million in fiscal 2003. The decrease was primarily the result of the Company's decrease in its GSA, OEM and reselling activities during fiscal 2004. Gross profit as a percentage of net revenues during the same periods increased to 21.9% from 20.2% and is primarily attributable to the increase in the Company's higher margin service revenues associated with its services and improved reselling revenues margins.

         Selling and marketing expense increased in fiscal 2004 by 68% to approximately $2.14 million from approximately $1.28 million for fiscal 2003. The increase reflects significant additions in resources and compensation, and tradeshows that were incurred in fiscal year 2004 as compared to fiscal year 2003. These additional marketing and advertising expenditures were associated with the Company's new branded products. Accordingly, selling and marketing expense as a percentage of net revenues increased to 8% from 4% in fiscal 2004 and fiscal 2003 respectively. The Company anticipates selling and marketing expenditures to remain consistent with fiscal year 2004.

         Research and product development expenses increased in fiscal 2004 by 22% to approximately $605,000 from $494,000 for fiscal 2003. The large increase is primarily the result of a full year of development activity as the Company commenced its research and product development efforts during the second quarter of fiscal 2003. The Company primarily incurs research and development costs relating to services and product purchases. In order to meet the Company's strategic goals, the Company expects to continue to incur additional research and product development costs in future quarters as new products are brought to market. In addition, the Company acquired the assets of Asgard Holding, LLC in February 2004 and, as a result, established an Advanced Technology Group ("ATG") in Ft. Lauderdale. This group is now responsible for designing and developing proprietary SteelCloud software products.

         General and administrative expense for fiscal 2004 increased 26% to $5.71 million from $4.55 million for fiscal 2003. As a percentage of net revenues, general and administrative expense increased to 20% for fiscal 2004 from 14% for fiscal 2003. The general and administrative expense increase during fiscal 2004 was attributable to the Company's diversification of its revenue base and the corresponding costs associated with entering new markets and expanding its scope in existing markets. Primarily, compensation expense increased in fiscal 2004 by $350,000. An additional $129,000 of depreciation associated with the Company's internal infrastructure was incurred in fiscal year 2004. Expenditures were also incurred in fiscal year 2004 for incremental tax filings of approximately $60,000 and severance costs of approximately $100,000 that were not required in fiscal year 2003. Finally, a prior year contingency of $250,000 was settled in fiscal year 2003 for less than originally expected, resulting in lower expenses in fiscal year 2003 compared to fiscal year 2004. Although general and administrative costs increased as a percentage of net revenues, the Company continues to monitor and manage general and administrative costs relative to its net revenue and gross margin. The Company also incurred approximately $101,000 of amortization expense primarily associated with the acquisition of Asgard intangible assets.

         Other expense, including interest, for fiscal 2004 increased to approximately $138,500 from approximately $4,700 for fiscal 2003. The increase was due to terminated merger costs of approximately $169,000 associated with the Company's attempted acquisition of V-One. This increase was partially offset by additional interest income of approximately $50,000 earned in fiscal 2004 compared to fiscal 2003 due to Company's cash position.

         Net income available to common shareholders decreased in fiscal 2004 to $(2,523,848) from $219,988 in fiscal 2003. The Company currently has approximately $36.0 million in Net Operating Loss ("NOL") carryforwards, which may be used to offset future income. As of October 31, 2004, a deferred tax asset of $400,000 was recognized based on fiscal 2005 estimated taxable income for which it may offset. Approximately $36.0 million of NOLs remain fully reserved as of October 31, 2004. This reserve may be released in future periods if and when the Company determines it is more likely than not that additional deferred tax assets will be recovered.


FISCAL YEAR ENDED OCTOBER 31, 2003 COMPARED TO FISCAL YEAR ENDED
OCTOBER 31, 2002

         Net revenues of SteelCloud for fiscal year ended October 31, 2003 ("fiscal 2003") increased approximately 13% to $33.0 million from $29.2 million for fiscal year ended October 31, 2002 ("fiscal 2002"). Product revenues increased to $29,753,623 for the fiscal year 2003 from $26,722,140 for the same period in fiscal 2002, an increase of $3,031,483 or 11.34%. The increase was primarily the result of increased deliveries on the Company's $10 million server appliance contract with Lockheed Martin. Revenues under this contract were approximately $8.1 million in fiscal 2003 compared to $2.4 million in fiscal 2002. This contract was completed in October 2003. The Company is anticipating additional orders under this contract in fiscal 2004; however, no assurances can be given that the Company will receive such orders. During fiscal 2003, the Company derived approximately 24% of its revenues from Lockheed Martin. In addition, revenues under the Company's GSA schedule increased by approximately $3.8 million in fiscal 2003. The Company also experienced revenue growth in its OEM products, reselling activities during fiscal 2003. These increases offset the decrease in revenue from one of the Company's significant customers in the previous fiscal year, Network Associates, for which its supply agreement expired on December 31, 2002. Revenues from this agreement were approximately $10 million in fiscal 2002 compared to $527,000 in fiscal 2003. The increase in revenues was the result of the Company's efforts to expand its sales force and diversify its revenue sources.

         Service revenues increased to $3,289,376 during fiscal year 2003 from $2,435,228 during fiscal year 2002, an increase of $854,148 or 35.01%. The increase in service revenues for fiscal year 2003 as compared to fiscal year 2002 is attributable to the Company leveraging existing customer relationships and diversifying revenue sources through sales of additional products and complementary services.

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

         Research and product development expenses increased in fiscal 2003 by 100% to approximately $494,087 from $0 for fiscal 2002. During fiscal 2003, the Company incurred research and development costs of approximately $494,087 in support of its new business strategy. SteelCloud will continue to incur these costs as these products are brought to market.

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

LIQUIDITY AND CAPITAL RESOURCES

         As of October 31, 2004, the Company had cash and cash equivalents of approximately $3.1 million and working capital of approximately $9.9 million. The Company believes cash on hand together with cash generated from operations will provide sufficient financial resources to finance current operations of the Company through fiscal 2005.

         In fiscal 2004, the Company used approximately $5,100,000 in cash flow for operating activities. The Company generated a net loss from continuing operations of approximately $2.5 million, increased accounts receivable by approximately $4.2 million, due to higher fourth quarter sales in fiscal year 2004 compared to the prior year, and increased purchases of inventory by approximately $750,000. The increase in accounts receivable includes a reduction in the allowance for doubtful accounts from $293,000 to $86,000 in, respectively, fiscal year 2003 and fiscal year 2004. The inventory reserve was decreased from $360,000 in fiscal 2003 to $255,000 in fiscal year 2004 and is reflected in the inventory increase. The Company generated cash primarily by increasing accounts payable and accrued expenses of approximately $1.75 million. In addition, allowance for doubtful accounts decreased from $293,000 to $86,000 in, respectively, fiscal year 2003 and fiscal year 2004

         The Company's investing activities consisted of the purchases of approximately $502,000 for property and equipment and $726,000 for the acquisition of Asgard.

         The Company's financing activities during fiscal 2004 were provided primarily by the Company's issuance of common stock in conjunction with the exercise of warrants, proceeds from the exercise of common stock options and issuance of stock associated with the Company's Employee Stock Purchase Plan ("ESPP"). Issuance of the Company's common stock in conjunction with the exercise of warrants generated approximately $719,000, net of expenses. Proceeds from the exercise of common stock options and the Employee Stock Purchase Plan were approximately $493,000 and $133,000 respectively. The Company did not rely on its bank line of credit during fiscal 2004. The line of credit expires on March 31, 2005 and currently bears interest at the LIBOR Market Index Rate plus one and one-quarter percent (1.25%). As of December 31, 2004, the Company had an outstanding balance on the line of credit of approximately $0 and available borrowing capacity of approximately $3.5 million.

         On October 24, 2003, the Company sold 1,887,500 shares of its common stock to private and institutional investors in a private placement transaction at a price of $4.00 per share. SteelCloud received gross proceeds of $7,550,000 in connection with this transaction. Brean Murray & Co., Inc. and Ferris, Baker Watts, Incorporated acted as co-placement agents in connection with this private offering. The co-placement agents received an aggregate of $437,500 and 107,422 warrants to purchase shares of our common stock as commissions in connection with this offering. Additionally, in connection with this transaction the Company issued an aggregate of 493,359 and 85,938 warrants at an exercise price of $5.81 and $4.00 per share, respectively, which are exercisable until October 24, 2008. The securities were sold pursuant to an exemption from registration provided by section 4(2) of the Securities Act.

         On February 17, 2004, the Company completed its acquisition of the assets of Asgard, an internet security product and service company. In exchange for the assets of Asgard, the Company paid cash of $630,015, issued 575,000 shares of SteelCloud common stock valued at $2,283,900 and incurred approximately $50,000 of direct costs associated with the transaction. The value of SteelCloud common stock issued was determined in accordance with SFAS No. 141 by taking the average market price over the 2-day period before and after the terms of the acquisition were agreed to and announced.

         In fiscal 2004, the Company received proceeds from the exercise of stock options of approximately $493,000. Approximately 327,000 shares of common stock were issued upon the exercise of these stock options. The Company issued approximately 56,000 shares of common stock and received proceeds of approximately $133,000 associated with the Employee Stock Purchase Plan.

         The Company has obligations under its operating lease commitments of approximately $628,099 for fiscal year 2005.

         From time to time, the Company may pursue strategic acquisitions or mergers, which may require significant additional capital. In such event, the Company may seek additional financing of debt and/or equity.

OFF-BALANCE SHEET ARRANGEMENTS

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         The Company's significant contractual obligations as of October 31, 2004 are for debt and operating leases. Debt by year of maturity and future rental payments under operating lease agreements are presented below. As of October 31, 2004, the Company does not have an outstanding balance on its line of credit and does not have any purchase obligations. The Company has not engaged in off-balance sheet financing, commodity contract trading or significant related party transactions.


--------------------------- ------------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS                                PAYMENTS DUE BY PERIOD

--------------------------- ------------------------------------------------------------------------------
                                 Total          Less than 1      1-3 years       4-5 years      After 5
                                                   year                                         years
--------------------------- ----------------- ---------------- --------------- ------------- -------------
Notes payable - current       $  71,176         $ 71,176            --             --             --
--------------------------- ----------------- ---------------- --------------- ------------- -------------
Notes payable - long term       120,660             --            106,033           14,657        --
--------------------------- ----------------- ---------------- --------------- ------------- -------------
Operating lease               2,830,449          628,099        1,157,858        1,044,492        --
--------------------------- ----------------- ---------------- --------------- ------------- -------------

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


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements of SteelCloud, Inc.

                                                                            Page
Report of Grant Thornton LLP, Independent Registered Public
        Accounting Firm ...............................................      F-1
Consolidated Balance Sheets............................................      F-2
Consolidated Statements of Operations..................................      F-3
Consolidated Statements of Stockholders' Equity........................      F-4
Consolidated Statements of Cash Flows..................................      F-5
Notes to the Consolidated Financial Statements.........................      F-6



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

ITEM 9A.     CONTROLS AND PROCEDURES


         EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our management, with the participation of our principal executive officer, principal operating officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) pursuant to Rule 13a-15(c) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms.


         LIMITATIONS. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We continuously evaluate our internal controls and make changes to improve them.


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

                                    PART III

         The Notice and Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, which is incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G (3) of Form 10-K, will provide the information required under Part III, including Item 10 (directors and executive officers of the Company), Item 11 (Executive Compensation), Item 12 (security ownership of certain beneficial owners and management), Item 13 (certain relationships and related transactions) and Item 14 (principle accounting fees and services), which will be filed within 120 days after the end of the fiscal year covered by this Form 10-K.



ITEM 15.      EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K



(a)      The following documents are filed as part of this report

1.       Financial Statements SteelCloud, Inc.
         Report of Grant Thornton LLP, Independent Registered Public Accounting Firm Consolidated Balance Sheets as of October 31, 2003 and 2004 Consolidated Statements of Operations for the three years ended October 31, 2004 Consolidated Statements of Stockholders' Equity for the three years ended October 31, 2004 Consolidated Statements of Cash Flows for the three years ended October 31, 2004 Notes to Consolidated Financial Statements

         Statements not listed above have been omitted because they are not applicable or the information required to be set forth therein is included in the Consolidated Financial Statements or the notes thereto under Item 8.

(b) Reports on Form 8-K

         On September 29, 2004, the Company filed a report on Form 8-K pursuant to Item 1.02 "Termination of a Material Definitive Agreement" and Item
         9.01 "Financial Statements and Exhibits".

         On September 14, 2004, the Company filed a report on Form 8-K pursuant to Item 2.02 "Results of Operations and Financial Condition" and Item
         9.01 "Financial Statements and Exhibits".

         On August 11, 2004, the Company filed a report on Form 8-K pursuant to
         Item 5 "Other Events and Required FD Disclosure" and Item 7 "Financial Statements, Pro Forma Financial Information and Exhibits".

(c) Exhibits.

  EXHIBIT                                 DESCRIPTION
  NUMBER

   **3.1 Articles of Incorporation of the Company, dated February 25, 1998, and effective as of February 26, 1998. (Filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1, Amendment No. 1, dated April 23, 1998 (File No. 333-47631) and hereby incorporated by reference).
   **3.2    By-laws of the Company, effective as of March 5, 1998. (Filed as
            Exhibit 3.2 to the Company's Registration Statement on Form S-1, Amendment No. 2, dated April 23, 1998 (File No. 333-47631) and hereby incorporated by reference.)
   **4.1    Specimen common stock certificate for the Company. (Filed as Exhibit
            4.1 to the Company's Registration Statement on Form S-1, Amendment No. 2, dated April 23, 1998 (File No. 333-47631) and hereby incorporated by reference.)
   **10.8 Employment Agreement by and between Dunn and Thomas P. Dunne (Filed as Exhibit 99.2 to Dunn's Registration Statement on Form SB-2, Amendment 2, dated April 4, 1997 (File No. 333-19635) and hereby incorporated by reference).

   **10.10  Deed of Lease, dated February 7, 1997, between APA Properties No. 6
            L.P. and STMS, Inc. and First Amendment thereto, dated July 23, 1997
            (Filed as Exhibit 10.10 to Dunn's Form 10-KSB, dated January 30,
            1998 (File No. 0-22263) and hereby incorporated by reference).
   **10.11  1997 Stock Option Plan, as amended. (Filed as Exhibit 10.11 to the
            Company's Registration Statement on Form S-1, Amendment No. 2, dated
            April 23, 1998 (File No. 333-47631) and hereby incorporated by reference).
   **10.13  Agreement, dated May 5, 1997, by and between International Data
            Products, Corp. and the U.S. Air Force, the Desktop V Contract.
            (Filed as Exhibit 10.13 to the Company's Registration Statement on
            Form S-1, Amendment No. 2, dated April 23, 1998 (File No. 333-47631)
            and hereby incorporated by reference).
   **10.16  Deed of Lease, dated July 15, 1994, between Puerto Rico Industrial
            Development Company and Puerto Rico Industrial Manufacturing
            Operations, Corp. (Filed as Exhibit 10.16 to the Company's
            Registration Statement on Form S-1, Amendment No. 2, dated April 23,
            1998 (File No. 333-47631) and hereby incorporated by reference).
   **10.22  Employee Stock Purchase Plan.
   **10.25  Termination agreement, Promissory Note, dated December 29, 1999 by and between Dunn and Deutsche Financial Services.
   **10.26  Loan and Security Agreement, dated May 27, 1999 by and between Dunn and First Union Commercial Corporation.
   **10.27  Modification Agreement dated February 11, 2000 by and between Dunn and First Union National Bank.
   **10.29  Modification Agreement dated January 18, 2002 by and between
            SteelCloud, Inc. and First Union National Bank.
   **10.30  Second Modification Agreement dated March 31, 2003, by and between
            SteelCloud, Inc., a Virginia Corporation, Dunn Computer Corporation,
            a Delaware corporation, International Data Products, Corp., STMS,
            Inc., Puerto Rico Industrial Manufacturing Operations Acquisition,
            Corp. and Dunn Computer Operating Company (collectively, the
            "Borrower") and Wachovia Bank, National Association, formerly known as First Union National Bank.
   **10.31  Mutual Termination Agreement by and between SteelCloud, Inc. and
            V-One Corporation dated September 28, 2004 (Filed as Exhibit 10.1 of
            SteelCloud's 8-K, dated September 28, 2004 and hereby incorporated by reference).
   *10.32   Employment Agreement by and between SteelCloud, Inc. and Kevin
            Murphy, dated June 8, 2004.
   *10.33   Employment Agreement by and between SteelCloud, Inc. and Brian
            Hajost, dated June 8, 2004.
   *10.34   Asset Purchase Agreement by and between SteelCloud, Inc. and Asgard
            Holding, LLC, dated February 17, 2004.
   *10.35   Sublease by and between SteelCloud and NEC America Inc., dated
            September 28, 2004.
   *11.1    Statement of Computation of Earnings Per Share.
   *21.1    List of Subsidiaries.
   *23.1    Consent of Grant Thornton LLP, Independent Registered Public
            Accounting Firm.
   *31.1    Certification of Chief Executive Officer Pursuant to Section 302 of
            the Sarbanes-Oxley Act of 2002.
   *31.2    Certification of Chief Operating Officer Pursuant to Section 302 of
            the Sarbanes-Oxley Act of 2002.
   *31.3    Certification of Chief Financial Officer Pursuant to Section 302 of
            the Sarbanes-Oxley Act of 2002.
   *32.1    Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.
   *32.2    Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.
   *32.3    Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.


-----------

*        Filed herewith
**       Previously filed.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              STEELCLOUD, INC.
Date: January 26, 2005                        By:

                                                    /s/ Thomas P. Dunn
                                                    ------------------
                                                    Thomas P. Dunne
                                                    Chief Executive Officer

         Pursuant to and in accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



              Name                                Title                  Date


        /s/ Thomas Dunne            Chief Executive Officer
         Thomas P. Dunne            and Director                January 26, 2005

        /s/Kevin Murphy
          Kevin Murphy             Chief Financial Officer      January 26, 2005

         /s/Brian Hajost
          Brian Hajost             Chief Operating Officer      January 26, 2005

     /s/VADM E.A. Burkhalter
VADM E. A. Burkhalter USN (Ret.)   Director                     January 26, 2005

         /s/James Bruno
           James Bruno             Director                     January 26, 2005

        /s/ Jay Kaplowitz
          Jay Kaplowitz            Director                     January 26, 2005

       /s/Benjamin Krieger
        Benjamin Krieger           Director                     January 26, 2005

                          INDEX TO FINANCIAL STATEMENTS


STEELCLOUD, INC (A VIRGINIA CORPORATION)
Report of Grant Thornton LLP, Independent Registered Public
        Accounting Firm ................................................     F-1
Consolidated Balance Sheets as of October 31, 2003 and 2004.............     F-2
Consolidated Statements of Operations for the three years ended
        October 31, 2004 ...............................................     F-3
Consolidated Statements of Stockholders' Equity for the three years
        ended October 31, 2004 .........................................     F-4
Consolidated Statements of Cash Flows for the three years
        ended October 31, 2004 .........................................     F-5
Notes to Consolidated Financial Statements .............................     F-6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
SteelCloud, Inc.

         We have audited the accompanying consolidated balance sheets of SteelCloud, Inc. as of October 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended October 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SteelCloud, Inc. as of October 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP
----------------------
Vienna, VA
December 17, 2004



                                STEELCLOUD, INC.
                           CONSOLIDATED BALANCE SHEETS
                                                                           OCTOBER 31,
                                                                 ----------------------------
                                                                     2003            2004
                                                                 ------------    ------------
ASSETS
Current assets:
   Cash and cash equivalents .................................   $  8,098,221    $  3,108,941
    Accounts receivable, net of allowance for doubtful
        accounts of $293,000 and $86,000 as of
        October 31, 2003 and 2004, respectively ..............      5,332,549       9,532,770
   Inventory, net ............................................      2,880,944       3,629,685
   Income tax receivable .....................................         55,392            --
   Prepaid expenses and other current assets .................        184,420         307,427
   Deferred contract costs ...................................          7,053          40,085
                                                                 ------------    ------------
Total current assets .........................................     16,958,579      16,618,908

Property and equipment, net ..................................        477,111         454,928
Equipment on lease, net ......................................        335,935         373,590
Goodwill and other intangible assets, net ....................      1,778,059       4,687,105
Deferred tax asset - long term ...............................        400,000         400,000
Other assets .................................................        211,155         196,244
                                                                 ------------    ------------
Total assets .................................................   $ 19,760,839    $ 22,730,775
                                                                 ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ..........................................   $  3,202,195    $  4,866,079
   Accrued expenses ..........................................      1,369,145       1,441,350
   Notes payable, current portion ............................         96,133          71,176
   Unearned revenue ..........................................        293,363         373,017
                                                                 ------------    ------------
Total current liabilities ....................................      4,960,836       6,751,622
    Notes payable, long-term portion .........................         59,952         120,660
    Other ....................................................          6,415          20,083
                                                                 ------------    ------------
Total long-term liabilities ..................................         66,367         140,743
Stockholders' equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized,
        0 and 0 shares issued and outstanding at
        October 31, 2003 and 2004, respectively
Common stock, $.001 par value; 50,000,000 shares authorized,
        13,008,553 and 14,213,514 shares issued and
        outstanding at October 31, 2003 and 2004, respectively         13,009          14,214
Additional paid-in capital ...................................     47,307,036      50,934,453
Treasury stock, 400,000 shares at October 31, 2003 and 2004, .     (3,432,500)     (3,432,500)
        respectively
Accumulated deficit ..........................................    (29,153,909)    (31,677,757)
                                                                 ------------    ------------
Total stockholders' equity ...................................     14,733,636      15,838,410
                                                                 ------------    ------------
Total liabilities and stockholders' equity ...................   $ 19,760,839    $ 22,730,775
                                                                 ============    ============



                             See accompanying notes




                                STEELCLOUD, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                   YEARS ENDED OCTOBER 31,
                                                       --------------------------------------------
                                                           2002             2003           2004
                                                       ------------    ------------    ------------

Products ...........................................     26,722,140      29,753,623      24,155,872
Services ...........................................      2,435,228       3,289,376       4,013,333
                                                       ------------    ------------    ------------
Net revenues .......................................   $ 29,157,368    $ 33,042,999    $ 28,169,205

Products ...........................................     20,700,647      23,871,952      19,506,384
Services ...........................................      1,462,788       2,481,510       2,490,097
                                                       ------------    ------------    ------------
Costs of revenues ..................................     22,163,435      26,353,462      21,996,481
                                                       ------------    ------------    ------------

Gross profit .......................................      6,993,933       6,689,537       6,172,724
                                                       ------------    ------------    ------------
                                                       ------------    ------------    ------------

Selling and marketing ..............................      1,184,406       1,276,386       2,141,495
General and administrative .........................      4,769,552       4,550,414       5,711,218
Research and product development ...................           --           494,087         604,667
Impairment of goodwill .............................        132,644            --              --
Amortization of goodwill and other intangible assets        394,216            --           100,710
                                                       ------------    ------------    ------------

Income (loss) from operations ......................        513,115         368,650      (2,385,366)

Other income (expense):
   Interest income .................................          5,525           5,661          55,005
   Interest expense ................................        (78,734)        (22,800)        (24,474)
   Other, net ......................................       (149,183)         12,421        (169,013)
                                                       ------------    ------------    ------------
Income (loss) from continuing operations
        before income tax ..........................        290,723         363,932      (2,523,848)

Benefit from income taxes ..........................       (279,800)           --              --
                                                       ------------    ------------    ------------
Income (loss) from continuing operations ...........        570,523         363,932      (2,523,848)
(Loss) from discontinued operations, net of tax ....     (1,685,708)       (134,367)           --
(Loss)  on disposal of discontinued operations,
         net of tax ................................           --            (9,577)           --

                                                       ------------    ------------    ------------
Net (loss) income available to common stockholders .   $ (1,115,185)   $    219,988    $ (2,523,848)
                                                       ============    ============    ============

Earnings (loss) per share, basic
Earnings (loss) from continuing operations .........   $       0.06    $       0.04    $      (0.19)
(Loss) from discontinued operations ................          (0.17)          (0.01)           --
                                                       ------------    ------------    ------------
Net (loss) earnings per share ......................   $      (0.11)   $       0.03    $      (0.19)
                                                       ============    ============    ============

Earnings (loss) per share, fully diluted
Earnings (loss) from continuing operations .........   $       0.05    $       0.03    $      (0.19)
(Loss) from discontinued operations ................          (0.15)          (0.01)           --
                                                       ------------    ------------    ------------
Net (loss) earnings  per share .....................   $      (0.10)   $       0.02    $      (0.19)
                                                       ============    ============    ============
                             See accompanying notes.






                                STEELCLOUD, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                             Additional
                               Preferred Stock           Common Stock         Paid-In        Treasury      Accumulated
                             Shares      Amount      Shares        Amount      Capital         Stock        Deficit         Total
                           --------------------------------------------------------------------------------------------------------

BALANCE AT
  OCTOBER 31, 2002 ......        --        --      10,447,611   $    10,448   $39,553,017  $(3,432,500)  $(29,373,897)  $ 6,757,068
Issuance of common stock
  in connection with
  exercise of employee
  incentive stock option
  plan ..................        --        --         673,442           673       789,882         --             --         790,555

Issuance of common stock    6,966,025
  under private placement        --        --       1,887,500         1,888     6,964,137         --             --

Net Income ..............        --        --            --            --            --           --          219,988       219,988
                           --------------------------------------------------------------------------------------------------------
BALANCE AT
  OCTOBER 31, 2003 ......                          13,008,553      $ 13,009  $ 47,307,036   $(3,432,500) $(29,153,909)   14,733,636
Issuance of common stock
  in connection with
  exercise of employee
  incentive stock option
  plan ..................        --        --         326,899           327       493,066          --            --         493,393

Issuance of common stock
  in connection with
  exercise of
  warrants ..............        --        --         247,252           248       718,466         --             --         718,714

Issuance of common stock
  in connection with
  employee stock purchase        --        --          55,537            56       132,559         --             --         132,615
  plan

Issuance of common stock
  in connection with ....        --        --         575,000           575     2,283,325         --             --       2,283,900
  purchase of Asgard

Net (Loss) ..............        --        --            --            --            --           --       (2,523,848)   (2,523,848)
                           ========================================================================================================
BALANCE AT
  OCTOBER 31, 2004 ......        --        --      14,213,514   $    14,214   $50,934,453  $(3,432,500)  $(31,677,757)   15,834,410
                           ========================================================================================================


                             See accompanying notes.



                                 STEELCLOUD, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 YEARS ENDED OCTOBER 31,
                                                      -----------------------------------------
                                                          2002           2003           2004
                                                      -----------    -----------    -----------
OPERATING ACTIVITIES
Net (loss) income .................................   $(1,115,185)   $   219,988    $(2,523,848)
Loss from discontinued operations, net ............     1,685,708        143,944           --
                                                      -----------    -----------    -----------
Income applicable from continuing operations ......       570,523        363,932     (2,523,848)
Adjustments to reconcile net income (loss)
        to net cash provided by (used in)
        operating activities:
   Depreciation and amortization of
        property and  equipment ...................       683,860        331,553        486,974
   Amortization of goodwill and other .............       394,216           --          100,710
   intangibles
   Impairment of goodwill .........................       132,644           --             --
   Impairment charge - investment .................       150,000           --             --
   Loss on sale of assets .........................         4,196           --             --
   Stock compensation expense .....................        82,160           --             --
   Changes in operating assets and liabilities:
     Accounts receivable, net .....................      (425,245)       749,791     (4,200,221)
     Income tax receivable ........................     1,345,032           --             --
     Inventory ....................................       117,458      1,336,334       (748,741)
     Prepaid expenses and other assets ............        41,688         29,394        (52,706)
     Deferred contract costs ......................    (2,039,339)     2,032,286        (33,032)
     Deferred tax asset (credit) ..................      (279,800)          --             --
     Accounts payable .............................       454,159       (321,574)     1,663,884
     Accrued expenses .............................        53,462       (166,718)        82,404
     Unearned revenue and other liabilities .......     4,294,474     (4,214,496)        83,123
                                                      -----------    -----------    -----------
Net cash provided by (used in) operating activities
        of continuing operations ..................     5,579,488        140,502     (5,141,453)

INVESTING ACTIVITIES
Purchases of property and equipment ...............      (704,030)      (228,177)      (502,446)
Cash paid in acquisition ..........................          --             --         (725,854)
                                                      -----------    -----------    -----------
Net cash (used in) investing activities ...........      (704,030)      (228,177)    (1,228,300)

FINANCING ACTIVITIES
Proceeds from issuance of common stock,
        net of expenses ...........................          --        7,390,559        718,714

Proceeds from exercise of common stock options ....       272,693        366,021        626,008
Proceeds on notes payable .........................       725,000           --             --
Payments on notes payable .........................      (515,742)      (538,436)        35,751
Net payments on lines of credit ...................    (3,836,754)          --             --
                                                      -----------    -----------    -----------
Net cash (used in) provided by
        financing activities ......................    (3,354,803)     7,218,144      1,380,473


Net increase (decrease) in cash and
        cash equivalents of
        continuing operations .....................     1,520,655      7,130,469     (4,989,280)
Net cash (used in) provided by
        operating activities
        of discontinued operations ................    (1,051,650)       216,429           --
Cash and cash equivalents at
        beginning of year .........................       282,318        751,323      8,098,221
                                                      -----------    -----------    -----------
Cash and cash equivalents at end of year ..........   $   751,323    $ 8,098,221    $ 3,108,941
                                                      ===========    ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid .....................................   $   129,287    $    23,345    $    24,473
                                                      -----------    -----------    -----------
Income taxes paid .................................   $     1,200           --             --
                                                      ===========    ===========    ===========




                                      F-5



                                 STEELCLOUD, INC
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                                             YEARS ENDED OCTOBER 31,
                                                       ---------------------------------------
                                                       2002         2003             2004
                                                       ----         ----             ----

NON-CASH INVESTING ACTIVITIES
Issuance of stock and debt assumption in purchase of
Asgard assets ......................................   $--          $--          $(2,454,038)
                                                       ----         ----         -----------
Non-cash investing activities ......................   $--          $--          $(2,454,038)
                                                       ====         ====         ===========

                             See accompanying notes


                                STEELCLOUD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         OCTOBER 31, 2002, 2003 AND 2004


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

         On February 17, 2004, to extend its network security offerings, the Company acquired the assets of Asgard Holding, LLC. As a result of the acquisition, management believes SteelCloud is better positioned to define and control proprietary product features and services from its own intellectual property. With this purchase, the Company has also acquired the technical knowledgebase and resources to design and develop proprietary products.

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


FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

         The carrying value of the Company's financial instruments including cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, notes payable and its line of credit approximates fair value. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The cash is held by high credit quality financial institutions. For accounts receivable, the Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. The Company maintains reserves for possible credit losses. The carrying amount of the receivables approximates their fair value.


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


GOODWILL AND OTHER INTANGIBLE ASSETS

         Goodwill and other intangibles represent the unamortized excess of the cost of acquiring subsidiary companies over the fair values of such companies' net tangible assets and other identifiable intangible assets at the dates of acquisition. Goodwill related to the Company's STMS acquisition as described in
Note 5 has been amortized on a straight-line basis using a twenty-year life. Effective November 1, 2002 the Company adopted SFAS No. 142 "Accounting for Goodwill and Other Intangible Assets", and as a result, the Company no longer amortizes goodwill. Instead, management regularly assesses the continuing value of goodwill to measure for possible impairment. As of October 31, 2003 and 2004, the Company has not recorded any additional impairment of its goodwill.

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


         Had compensation expense related to the stock options been determined based on the fair value at the grant date for options granted during the years ended October 31, 2002, 2003, and 2004 consistent with the provisions of SFAS 123, the Company's net income and earnings per share would have been as follows:


                                                                YEAR ENDED OCTOBER 31,
                                                     ----------------------------------------------
                                                         2002            2003              2004
                                                     ----------------------------------------------

Net (loss) income applicable to common
  shareholders ...................................   $ (1,115,185)   $    219,988    $   (2,523,848)
Deduct: Total stock-based compensation expense
  determined under fair value based
  method .........................................   $    453,594    $    630,932    $      524,265
                                                     ----------------------------------------------
Net (loss) - pro forma ...........................   $ (1,568,779)   $   (410,944)   $   (3,048,113)
                                                     ----------------------------------------------
Earnings per share:
    (Loss) Earnings per share basic  - as reported   $      (0.11)   $       0.03    $        (0.19)
    (Loss) Earnings per share diluted  - as ......   $      (0.11)   $       0.02    $        (0.19)
  reported
    (Loss) per share basic  - pro forma ..........   $      (0.16)   $      (0.04)   $        (0.23)
    (Loss) per share diluted - pro forma .........   $      (0.16)   $      (0.04)   $        (0.23)
Weighted average common shares outstanding:
    Basic weighted average shares
       outstanding
                                                        9,947,675      10,240,630        13,450,140
    Fully diluted weighted average shares
      outstanding ................................      9,947,675      10,962,050        13,450,140


         The effect of applying SFAS 123 on pro forma net income as stated above is not necessarily representative of the effects on reported net income for future years due to, among other things, the vesting period of the stock options and the fair value of additional options in the future years.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing fair value model with the following weighted- average assumptions used for grants in 2002, 2003 and 2004: dividend yield of 0%, expected volatility of 87%, 114% and 108%, respectively; risk-free interest rates of 4.27%, 4.73% and 3.75% respectively; and expected life of the option term of five years. The weighted average fair values of the options granted in 2002, 2003 and 2004 with a stock price equal to the exercise price is $0.98, $1.31 and $1.86 respectively.

REVENUE RECOGNITION

         The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, corrected copy (SAB 104). Generally, SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable: and (4) collectibility is reasonably assured.

         The Company derives its revenue from the following sources: Product revenue, information technology support services, software license as a reseller and support revenue and software training and implementation revenue.

         For product sales the Company generally recognizes revenue at the time of shipment when title and risk of loss transfers to the customer. Revenue from hardware leased to customers under operating lease arrangements is recognized over the contract term. When product and installation services that are not essential to the functionality of the product are sold as part of a bundled agreement, the fair value of the installation services, based on the price charged for the services when sold separately, is deferred and recognized when the services are performed. The products sold are generally covered by a warranty for periods ranging from one to three years. The Company accrues an estimated warranty reserve in the period of sale to provide for estimated costs to provide warranty services.

         For services revenue under time and material contracts, the Company recognizes revenue as services are provided.

         The Company is a value-added reseller for certain software products. When resold software licenses, and related maintenance, customization and training services are all provided together to an individual customer the Company recognizes revenue for the arrangement after the Company has delivered the software license and the customer has approved all implementation and training services provided. In instances were the Company only resells the software license and maintenance to the customer, the Company recognizes revenue after the customer has acknowledged and accepted delivery of the software. The software manufacturer is responsible for providing software maintenance. Accordingly, revenue from maintenance contracts is recognized upon delivery or acceptance, as the Company has no future obligation to provide the maintenance services and no right of return exists.

         The Company incurs shipping and handling costs, which are recorded in cost of revenues.

         During the years ended October 31, 2002, 2003 and 2004, the Company had revenues from the Federal government, which represented 21%, 46% and 36%, respectively, of total revenue. As of October 31, 2003 and 2004, accounts receivable from agencies of the Federal government represented 44%, and 23%, respectively, of total accounts receivable.

         During fiscal 2002 the Company's significant customers were Lockheed Martin and Network Associates both of which were third parties. During fiscal 2002, Lockheed revenues were 10% and Network Associates revenues were 54% of total revenues. During fiscal year 2003, the Company's significant customers were Lockheed Martin and General Services Administration, representing 26% and 11% of the Company's total net revenues, respectively. During fiscal year 2004, the Company's significant customer was Lockheed Martin representing 39% of the Company's total net revenues. Accounts receivable balances as of October 31, 2003 included amounts due from Lockheed Martin, 13% and General Services Administration, 11%. Lockheed Martin comprised 63% of the accounts receivable balance at October 31, 2004.

ADVERTISING EXPENSES

         The Company expenses advertising costs as incurred. Advertising costs consisted of expenditures for tradeshows, Web site maintenance and charges associated with the dissemination of important Company news and product features to the public. These costs amounted to approximately $50,000, $57,000 and $273,000 during fiscal 2002, 2003, and 2004, respectively.


RESEARCH AND PRODUCT DEVELOPMENT EXPENSES

         The Company expenses research and product development expenses as incurred. These costs consist primarily of labor charges associated with development of the Company's security appliances. These expenses amounted to approximately $0, $494,000 and $605,000 during fiscal 2002, 2003, and 2004, respectively.


INCOME TAXES

         The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of certain assets and liabilities. A valuation allowance is established, as necessary, to reduce deferred income tax assets an amount expected to be realized in future periods.


EARNINGS PER SHARE

         The Company follows the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128") which requires the Company to present basic and fully diluted earnings per share. Basic earnings per share is based on the weighted average shares outstanding during the period. Diluted earnings per share increases the shares used in the basic share calculation by the dilutive effect on net income from continuing operations of stock options and warrants.


RECLASSIFICATIONS

     Certain reclassifications have been made in prior periods to conform to the current year presentation. Such reclassifications do not affect results of operations as previously reported.

2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT PRONOUNCEMENTS

         In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently evaluating the financial statement impact of the adoption of SFAS 123(R).

         In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company is currently evaluating the financial statement impact of the adoption of SFAS 151.


         In December 2003, SAB 104, "Revenue Recognition," was issued which supersedes SAB 101, "Revenue Recognition in Financial Statements." The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of the FASB's Emerging Issues Task Force ("EITF") Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's "Revenue Recognition in Financial Statements Frequently Asked Questions and Answers" (the "FAQ") issued with SAB 101 that had been codified in SEC Topic 13, "Revenue Recognition." Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 had no impact on the Company's financial position or results of operations.


         In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." This Interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires an enterprise to consolidate a variable interest entity if that enterprise will absorb a majority of the entity's expected losses, is entitled to receive a majority of the entity's expected residual returns, or both. FIN 46 also requires disclosures about unconsolidated variable interest entities in which an enterprise holds a significant variable interest. Application of FIN 46, as revised in December 2003, is required for financial statements of public entities that have interest in variable interest entities, or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public companies for all other types of entities is required in financial statements for periods ending after March 15, 2004. Adoption of FIN 46 did not have a material effect on the Company's financial statements.

RECENT PRONOUNCEMENTS

         In December 2002, the EITF issued EITF 00-21, Revenue Arrangements with Multiple Deliverables. This Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable, and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of accounting). In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. This Issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. This Issue does not change otherwise applicable revenue recognition criteria. The provisions of EITF 00-21 are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Adoption of EITF 00-21 did not have a material impact on the Company's financial statements.


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

         PRIMOA's revenues, costs and expenses have been reported as discontinued operations. A loss on the sale of the discontinued operation in the amount of $9,577 was recorded in fiscal year 2003. A summary of the financial information for the discontinued operation is as follows:


                                                      YEARS ENDED OCTOBER 31,
                                                  2002           2003       2004
                                              ----------------------------------
Net revenues .............................    $ 1,613,864    $   228,143     $--
Gross (loss)profit .......................       (506,620)        78,470      --
(Loss) from discontinued operations ......     (1,685,708)      (134,367)     --

4.  PROPERTY AND EQUIPMENT AND EQUIPMENT ON LEASE

         Property and equipment, including leasehold improvements, are stated at cost. Property and equipment are depreciated using the straight-line method over the estimated useful lives ranging from three to five years. Leasehold improvements are amortized over the lesser of the related lease term or the useful life.

         Property and equipment consisted of the following:

                                                              OCTOBER 31,
                                                     --------------------------
                                                         2003            2004
                                                     -----------    -----------
Computer and office equipment ....................   $ 1,641,813    $ 1,893,526
Furniture and fixtures ...........................       271,070        271,070
Leasehold improvements ...........................       455,724        468,022
Other ............................................       423,089        440,880
                                                     -----------    -----------
                                                       2,791,696      3,073,498
Less accumulated depreciation and amortization ...    (2,314,585)    (2,618,570)
                                                     -----------    -----------
                                                     $   477,111    $   454,928
                                                     ===========    ===========

         The Company owns equipment that is currently at customer sites under operating lease agreements (See Note 2 - Revenue Recognition). The cost of the equipment was $1,221,390 and $936,578 at October 31, 2004 and 2003,
respectively. The related accumulated depreciation on the equipment was $847,800 and $605,905 at October 31, 2004 and 2003, respectively.


5.       GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets were comprised of:

                                                            OCTOBER 31,
                                                   ----------------------------
                                                       2003             2004
                                                   -----------      -----------
Goodwill and other intangibles:
   Goodwill ..................................     $ 2,397,288      $ 5,061,705
   Other intangibles .........................         600,000          945,339
                                                   -----------      -----------
Total goodwill and other intangibles .........       2,997,288        6,007,044
Less accumulated amortization:
   Goodwill ..................................         639,229          639,229
   Other intangibles .........................         580,000          680,710
                                                   -----------      -----------
Total accumulated amortization ...............      (1,219,229)      (1,319,939)
                                                   -----------      -----------
                                                   $ 1,778,059      $ 4,687,105
                                                   ===========      ===========

         The Company has amortized goodwill using 20-year lives through October 31, 2002. Beginning November 1, 2002, the Company no longer amortized goodwill as a result of adopting SFAS 142 "Goodwill and Other Intangible Assets" and instead periodically tests goodwill for impairment. In fiscal 2002, the Company recorded amortization expense associated with Goodwill of $394,216. Had amortization expense not been recorded in fiscal 2002, net loss would have been ($720,969) and basic and fully diluted loss per share would have been $(0.07).

         On February 17, 2004, the Company completed its acquisition of the assets of Asgard Holding, LLC (Asgard), an internet security product and service company. As a result of the acquisition, SteelCloud acquired $345,339 of intangible assets. Of this total, $238,207 was assigned to SecureNet software technology developed by Asgard, and $107,132 was assigned to customer relationships acquired in conjunction with the acquisition of the assets of Asgard. Both the SecureNet software technology and the customer relationships will be amortized over estimated useful lives of 3 years. The $2,664,417 assigned to goodwill in connection with the acquisition will not be amortized, but will be tested at least annually for impairment. As of October 31, 2004, the Company had incurred $80,710 of amortization expense associated with the intangible assets acquired from Asgard. For fiscal year 2003, the impact of Asgard would have created pro forma revenue, net income, basic earnings per share and diluted earnings per share of $33,795,499, $371,530, $0.03 and $0.03, respectively. Asgard would have had an immaterial impact on pro forma 2004 results of operations if financial activity from the beginning of fiscal year was included.

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

         During fiscal year 2002, the Company completed all contracts relating to the purchase of IDP. In addition, the Company determined to dispose of operations at its Puerto Rico facility. As a result, the Company determined that the carrying amount of goodwill associated with the IDP and PRIMO acquisitions was not recoverable. The Company performed an analysis of the goodwill in accordance with SFAS 121 and determined that the fair value of the remaining goodwill (estimated using the present value of expected future cash flows) was $0. Accordingly, the Company recorded impairment charges of $132,000 and $166,000 (which is recorded in discontinued operations) for IDP and PRIMO respectively during fiscal year 2002. The Company did not record any impairment charges in fiscal 2003 and 2004.

6.  BANK LINES OF CREDIT AND NOTES PAYABLE

OPERATING LINE OF CREDIT

         On January 22, 2004, the Company amended its bank line of credit that allows the Company to borrow an amount to the lesser of its collateralized cash on hand or $3.5 million. The line of credit bears interest at the LIBOR Market Index rate plus 1.25%. The line of credit is secured by all assets of the Company and expires on March 31, 2005. There were no outstanding borrowings on the line of credit at October 31, 2003 and October 31, 2004.


NOTES PAYABLE

         On April 1, 2002, the Company executed a two-year promissory note in conjunction with a litigation settlement for approximately $240,000. The promissory note bears interest at the prime rate and matures in May 2004. The Company makes monthly payments of $10,000 plus accrued interest. The outstanding balance on the note at October 31, 2003 and 2004 was approximately $60,000 and $0, respectively. In December 2003, the Company paid the debt thereby extinguishing its obligations under this note.

         On February 17, 2004, the Company executed two three-year promissory notes in conjunction with the purchase of the assets of Asgard Holding, LLC (Asgard) for an aggregate amount of $170,138. The promissory notes bear interest at 4% and mature in February 2007. The Company makes monthly aggregate payments of $4,726 plus accrued interest. The outstanding balance on the two notes at October 31, 2004 was $132,330.


         Notes payable consisted of the following:

                                                                             OCTOBER 31,
                                                                        --------------------
                                                                          2003       2004
                                                                        --------   ---------
Bank term notes, bearing interest at the prime rate;
  payable in monthly installments of $10,000 and $5,389
  plus accrued interest, maturing in May
  2004, and February 2004, respectively...............................  $ 81,555    $    --
Asset loans, bearing interest at annual interest rates
  from 0.0% to 7.9% due in aggregate monthly payments of
  $479, $348, and $359 due in December 2008, July
  2008, and July 2008, respectively, secured by
  certain assets of the Company.......................................  $ 74,530    $ 59,506
Promissory notes issued in conjunction with the purchase
  of the assets of Asgard Holding, LLC (Asgard), bearing
  an annual interest rate of 4%; payable in monthly
  installments of $4,726 plus accrued interest,
  maturing in February 2007...........................................  $   --      $132,330
                                                                        --------    --------
                                                                         156,085     191,836
Less current portion..................................................    96,133      71,176
                                                                        --------    --------
Notes payable, long-term..............................................  $ 59,952    $120,660
                                                                        ========    ========

7.  COMMITMENTS

OPERATING LEASES

         The Company leases office space for its corporate headquarters under a non-cancelable operating lease agreement. The lease agreement expires in April 2005. The Company has executed non-cancelable leases for its headquarters and operations which commence occupancy in April 2005. The operation expenses associated with these facilities are included in the monthly rent expense. Both leases expire in August 2009. The Company also has entered into a non-cancelable lease agreement for its Florida satellite office associated with the Asgard acquisition that expires in July 2009. Additionally, the Company leases office equipment and other office space under non-cancelable operating leases which expire through December of 2009. Rent expense under all leases, which is recorded on a straight-line basis over the life of each lease, was approximately $411,000, $352,000 and $411,000 for the years ended October 31, 2002, 2003, and
2004, respectively.

         Future minimum lease expenditures under noncancelable operating leases including the lease assumed in the Asgard acquisition and the new headquarters and operations leases, at October 31, 2004 are as follows:

2005....................................................              628,099
2006....................................................              578,929
2007....................................................              578,929
2008....................................................              578,929
2009....................................................              465,563
                                                                   -----------
Total...................................................           $2,830,449
                                                                   ===========


8.  EMPLOYMENT AGREEMENTS

         The Company has an employment agreement with Thomas P. Dunne, the Company's Chairman and Chief Executive Officer. The agreement for Mr. Dunne has a term of three years commencing April 1997 and automatically renews for additional one-year terms unless terminated by either the Company or the employee.
         The Company also has employment contracts for certain key executives. The agreements have terms of 2 to 3 years, expire in June of 2007 and February 2006, and automatically renew for additional one-year terms unless terminated by either the Company or the employee.


9.  STOCKHOLDERS' EQUITY

EQUITY TRANSACTIONS

         On October 24, 2003, SteelCloud, Inc. issued 1,887,500 shares of its common stock to investors in a private placement transaction. Net proceeds after costs and expenses associated with this private placement were approximately $7.2 million. SteelCloud, Inc. received gross proceeds of $7,550,000 in connection with this transaction. Additionally, SteelCloud, Inc. issued an aggregate of 493,359 and 85,938 warrants at an exercise price of $5.81 and $4.00 per share, respectively, which are exercisable until October 24, 2008. The securities were sold pursuant to an exemption from registration provided by section 4(d) of the Securities Act.

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


STOCK OPTIONS

         On January 6, 1997, the Company adopted the 1998 Stock Option Plan (the 1998 Option Plan), under the 1998 Option Plan the Company can grant up to 2,750,000 options to officers, directors and employees, who contribute materially to the success of the Company. In addition, the Company established the 2002 Stock Option Plan (the 2002 Option Plan) in May 2002, which permits the Company to grant up to 750,000 options to officers, directors and employees under that Plan. In May 2004, the Company's shareholders approved an amendment to the Company's 2002 Stock option Plan to increase the number of options available under the plan from 750,000 to 1,500,000. Stock options are generally granted at the fair market value of its common stock at the date of grant. However, in fiscal 2002, the Company granted 106,000 options with exercise prices of $1.20 when the underlying value of the Company's common stock was $1.81. The Company recorded a charge for compensation expense associated with these options of $64,660. The options vest ratably over a stated period of time not to exceed four years. The contractual terms of the options are five or ten years.

Common stock option activity was as follows:

                                                                        Weighted-Average
                                                          Shares         Exercise Price
                                                        --------------------------------
Outstanding at October 31, 2002 ................         2,875,172         $   3.04
                                                        ----------         --------
 Exercisable at October 31, 2002 ...............         1,537,115         $   1.83
   Options granted .............................           281,250             1.49
   Options exercised ...........................          (570,453)            1.19
   Options canceled or expired .................           (99,134)            1.38
                                                        ----------         --------
Outstanding at October 31, 2003 ................         2,486,835         $   3.34
                                                        ----------         --------
 Exercisable at October 31, 2003 ...............         1,350,670         $   1.81
   Options granted .............................           930,000             2.34
   Options exercised ...........................          (326,725)            1.51
   Options canceled or expired .................           (84,750)            2.76
                                                        ----------         --------
Outstanding at October 31, 2004 ................         3,005,360         $   3.25
                                                        ----------         --------
 Exercisable at October 31, 2004 ...............         1,265,610         $   1.73



         The total options outstanding include 600,000 options granted to the former IDP stockholders that are not included in the Option Plan.

         As of October 31, 2003 and 2004, there were 193,578 and 344,640 options available for future grants under the 1998 Option Plan, respectively and 750,000 and 1,500,000 options available for future grants under the 2002 Option Plan, respectively.


         The following table summarizes information about fixed-price stock options outstanding at October 31, 2004:

                                                        AVERAGE        WEIGHTED-
                                                       REMAINING       AVERAGE
RANGE OF EXERCISE PRICES                NUMBER        CONTRACTUAL     EXERCISE
                                     OUTSTANDING         LIFE           PRICE
                                      ---------        ---------     -----------

$0.55-$1.75 ....................      1,059,301            1.74       $   0.97
$1.76-$4.50 ....................      1,346,059            4.10           2.60
$4.51-$8.75 ....................        600,000            3.50           8.75
                                      ---------         -------       --------
$0.55-$8.75 ....................      3,005,360            3.15       $   3.25
                                      =========         =======       ========

         Had compensation expense related to the stock options been determined based on the fair value at the grant date for options granted during the years ended October 31, 2002, 2003, and 2004 consistent with the provisions of SFAS 123, the Company's net income and earnings per share would have been as follows:


                                                          YEAR ENDED OCTOBER 31,
                                               ----------------------------------------
                                                    2002         2003          2004
                                               ----------------------------------------

Net (loss) - pro forma .....................   $(1,568,779)   $(410,944)   $(3,048,113)
Net (loss) per share - pro forma ...........   $     (0.16)   $   (0.04)   $     (0.23)
Net (loss) per share - assuming dilution pro
  forma ....................................   $     (0.16)   $   (0.04)   $     (0.23)


         The effect of applying SFAS 123 on pro forma net income as stated above is not necessarily representative of the effects on reported net income for future years due to, among other things, the vesting period of the stock options and the fair value of additional options in the future years.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing fair value model with the following weighted- average assumptions used for grants in 2002, 2003 and 2004: dividend yield of 0%, expected volatility of 87%, 114% and 108%, respectively; risk-free interest rates of 4.27%, 4.73% and 3.75% respectively; and expected life of the option term of five years. The weighted average fair values of the options granted in 2002, 2003 and 2004 with a stock price equal to the exercise price is $0.98, $1.31 and $1.86 respectively.

10.  INCOME TAXES

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

         Components of the Company's net deferred tax asset balance are as follows:


                                                             October 31,
                                                  -----------------------------
                                                      2003             2004
                                                  ------------     ------------
Deferred tax asset:
   Current portion:
        Accrued expenses .....................    $    167,138     $    129,970
        Asset reserves .......................         252,358          131,725
        Other ................................          57,930           58,149
                                                  ------------     ------------
   Total current portion .....................         477,426          319,844
                                                  ------------     ------------
  Long term portion:
        Net operating loss carryforwards .....      12,585,543       13,911,730
        Depreciation .........................         323,461          265,415
                                                  ------------     ------------
   Total long term portion ...................      12,909,004       14,177,145
                                                  ------------     ------------
Total deferred tax asset .....................      13,386,430       14,496,989
                                                  ------------     ------------
Deferred tax credit:
   Valuation allowance .......................     (12,986,430)     (14,096,989)
                                                  ------------     ------------
Net deferred tax asset .......................    $    400,000     $    400,000
                                                  ============     ============

         As of October 31, 2004, the Company had approximately $36.0 million in net operating loss carryforwards, which expire between 2012 and 2023. The Company submitted amended tax filings resulting in an increase to net operating loss carryforwards of approximately $30 million relating to a worthless stock deduction for its investment in IDP. As of October 31, 2004, the Company has recorded a valuation allowance of approximately $14.1 million against the total deferred tax asset of $14.5 million, based upon its evaluation of future estimates of taxable income. The Company's evaluation included consideration of historical earnings (excluding non-recurring charges) as well as projected near-term earnings based on its backlog, customer relationships and operating environment.

         Components of the provision for income taxes are as follows:

                                                      YEARS ENDED OCTOBER 31,
                                                  ------------------------------
                                                    2002         2003     2004
                                                  ---------    -------   -------
Current tax expense (benefit):
   Federal ....................................   $   1,200    $  --     $  --
                                                  ---------    -------   -------
  State .......................................        --         --        --
                                                  ---------    -------   -------
                                                      1,200       --        --
Deferred tax expense:
  Federal .....................................   $(247,000)   $  --     $  --

  State .......................................     (34,000)      --        --
                                                  ---------    -------   -------
                                                   (281,000)      --        --
                                                  ---------    -------   -------
Total provision for (benefit from) income taxes   $(279,800)   $  --     $  --
                                                  =========    =======   =======



         The reconciliation of income tax from the Federal statutory rate of 34% is:


                                                     YEARS ENDED OCTOBER 31,
                                           -----------------------------------------
                                              2002           2003           2004
                                           -----------    -----------    -----------

Tax at statutory rates: ................   $    98,845    $    74,796    $  (858,108)
Non-deductible (income)expenses, net ...        (4,199)    (9,110,660)      (128,780)
Valuation allowance and other ..........      (387,877)     9,025,701      1,103,490
State income tax, net of federal benefit        13,431         10,163       (116,602)
                                           -----------    -----------    -----------
                                           $  (279,800)   $      --      $      --
                                           ===========    ===========    ===========


11.  RETIREMENT PLANS

401(K) PLANS

         The Company maintains a 401(k) (the "Plan") for all current employees. Under the Plan, employees are eligible to participate the first calendar day of the month following their first day of service and attaining the age of 18. Employees can defer up to $13,000 of compensation. Employee contributions are subject to Internal Revenue Service limitations. All employees who contributed to the Plan are eligible to share in discretionary Company matching contributions. The Company match is equal to 50% of employee contributions up to 6%. Company contributions vest over 5 years. In fiscal 2002, 2003 and 2004, the Company contributed approximately $71,000, $72,000 and $93,000 to the participants of the 401(k), respectively.

12.  EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                    YEARS ENDED OCTOBER 31,
                                                         ------------------------------------------
                                                             2002           2003           2004
                                                         ------------   ------------   ------------
Numerator:
   Net income (loss) from continuing operations ......   $    570,523   $    363,930   $ (2,523,848)
                                                         ------------   ------------   ------------
   Net income from continuing operations .............        570,523        363,930     (2,523,848)
                                                         ============   ============   ============
Denominator:
Denominator for basic earnings per share-
  weighted-average shares ............................      9,947,675     10,240,630     13,450,140
Effect of dilutive securities:
   Employee stock options ............................        863,835        721,420           --
                                                         ------------   ------------   ------------
   Dilutive potential common shares ..................        863,853        721,420           --
                                                                                       ------------
 Denominator for diluted earnings per share - adjusted
   weighted-average shares and assumed conversions ...     10,811,510     10,962,050     13,450,140
                                                         ------------   ------------   ------------

Earnings (loss) per share from continuing operations,
basic ................................................   $       0.06   $       0.04   $      (0.19)
                                                         ============   ============   ============

Earnings (loss) per share from continuing operations,
diluted ..............................................   $       0.05   $       0.03   $      (0.19)
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

14. Segment Reporting

FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, also establishes a quantitative threshold, whereby an enterprise should report separately information about operating segments if its reported revenue is 10% or more of the combined revenue of all reported operating segments. The Company is organized on the basis of products and services. However, the Company does not evaluate the performance of its segments based on earnings. The Company's chief operating decision maker is the Company's Chief Operating Officer. While the Chief Operating Officer is apprised of a variety of financial metrics and information, the Chief Operating Officer makes decisions regarding how to allocate resources and assess performance based on a single operating unit.

15.  Quarterly Financial Information (unaudited)

         Quarterly financial information for fiscal 2004 and 2003 is presented in the following tables:

                                             1st            2nd              3rd            4th
                                           Quarter        Quarter          Quarter       Quarter (1)
                                        ------------    ------------    ------------    ------------
                                                                                                2004
Revenue .............................   $  4,163,697    $  5,791,764    $  6,600,296    $ 11,613,448
Gross Profit ........................        792,494       1,736,832       1,139,745       2,503,653
Net income (loss) available to
     common shareholders ............     (1,606,099)       (315,929)     (1,076,927)        475,107

Per Share Data

Net (loss) income share
Basic ...............................          (0.13)          (0.02)          (0.08)           0.03
Diluted .............................          (0.13)          (0.02)          (0.08)           0.03

                                                                                                2003
Revenue .............................   $  7,634,168    $  8,219,870    $  8,156,414    $  9,031,141
Gross Profit ........................      1,542,337       1,838,008       1,657,931       1,651,261

Net income from continuing operations        109,045         136,197          40,379          78,311
(Loss) from discontinued operations .        (29,501)        (26,954)        (30,071)        (57,418)
                                        ------------    ------------    ------------    ------------
Net income available to
     Common shareholders ............         79,544         109,243          10,308          20,893

Per Share Data

Net income
Basic ...............................           0.01            0.01            0.01            0.01
Diluted .............................           0.01            0.01            0.01            0.01


In the fourth quarter of fiscal year 2004, the Company recorded certain adjustments of approximately $275,000 to adjust accruals related to accounting and legal expenses for less than initial estimates. Additionally, the company incurred costs associated with the terminated V-One merger of approximately $169,000. The aggregate effect of such adjustments was to increase net income by approximately $106,000.

During fourth quarter FY03, the Company recorded certain adjustments of approximately $484,000 relating to the write-off of obsolete contract-specific inventory, approximately $259,000 relating to the reduction of contract specific warranty reserve and approximately $250,000 relating to the settlement of a previously accrued contingency for less than was originally expected. The aggregate effect of such adjustments was to increase net income by approximately $25,000.

Earnings per share data are rounded to the nearest penny each quarter; therefore, aggregate quarterly earnings per share may not agree to the fiscal year earnings per share reported on the Consolidated Statement of Operations.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                          ON SUPPLEMENTAL INFORMATION

Board of Directors and Stockholders
SteelCloud, Inc.

         In connection with our audit of the consolidated financial statements of SteelCloud, Inc. referred to in our report dated December 17, 2004, which is included in the Annual Report on Form 10-K, we have also audited Schedule II for the each of the three years in the period ended October 31, 2004. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ Grant Thornton LLP
----------------------
Vienna, Virginia
December 17, 2004



                  SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
                                STEELCLOUD, INC.


                                      BALANCE AT                                       BALANCE
                                     BEGINNING OF                                     AT END OF
CLASSIFICATION                          YEAR        ADDITIONS        DEDUCTIONS          YEAR
--------------                          ----        ---------        ----------          ----


Allowance for doubtful accounts:
Year ended October 31, 2002 .....   $   100,000   $   203,000      $    10,000(1)   $   293,000
Year ended October 31, 2003 .....   $   293,000   $      --        $      --        $   293,000
Year ended October 31, 2004 .....   $   293,000   $    83,000(2)   $   290,000(2)   $    86,000

Inventory reserve:
Year ended October 31, 2002 .....   $ 1,207,562   $   864,435(4)   $ 1,486,360(3)   $   585,637
                                                  $    99,222(4)
Year ended October 31, 2003 .....   $   585,637   $   360,007(5)   $   684,859(3)   $   360,007
Year ended October 31, 2004 .....   $   360,007   $      --        $   105,007(5)   $   255,000

Deferred tax valuation allowance:
Year ended October 31, 2002 .....   $ 4,348,607   $      --        $   387,878      $ 3,960,729
Year ended October 31, 2003 .....   $ 3,960,729   $ 9,025,701      $      --        $12,986,430
Year ended October 31, 2004 .....   $12,986,430   $ 1,110,559      $      --        $14,096,989

----------
(1) Write-offs of accounts receivable

(2) Adjust reserve for specific receivables

(3) Write-offs of inventory

(4) Provision for inventory obsolescence

(5) Reclassification of reserve for defective and/or returned inventory