Form 10-Q
period 2005-01-31
STEELCLOUD  INC
filed 2005-03-10
CIK 1058027

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ________

                           Commission File No. 0-24015

                                 STEELCLOUD, INC
             (Exact name of registrant as specified in its charter)

                              VIRGINIA_ 54-1890464
                (State or other jurisdiction of incorporation or
                      (I.R.S. Employer Identification No.)
                                  organization)

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
                                                      Yes X    No
                                                         ---      --

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                                      Yes      No X
                                                         ---     ---

As of March 9, 2005 there were 13,854,139 shares of the registrant's common stock outstanding.

                                SteelCloud, Inc.
                                 Form 10-Q Index
                 For the Quarterly period ended January 31, 2005



Description                                                                 Page
-----------                                                                 ----
Part I.    Financial Information

Item 1.    Financial Statements                                               3

           Consolidated Balance Sheets as of October 31, 2004 and
           January 31, 2005                                                   3

           Consolidated Statements of Operations for the three month
           periods ended January 31, 2004 and 2005                            4

           Consolidated Statements of Cash Flows for the three
           month periods ended January 31, 2004 and 2005                      5

           Consolidated Statements of Stockholders' Equity for the three
           month periods ended January 31, 2004 and 2005                      6

           Notes to the Consolidated Financial Statements                     7

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                               9

Item 3.    Quantitative and Qualitative Disclosures About Market Risks        16

Item 4.    Controls and Procedures                                            16

Part II.   Other Information_                                                 18

Item 1.    Legal Proceedings_                                                 18

Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of
            Equity Securities                                                 18

Item 3.    Defaults Upon Senior Securities                                    18

Item 4.    Submission of Matters to a Vote of Security Holders                18

Item 5.    Other Information                                                  18

Item 6.    Exhibits and Reports on Form 8-K                                   19

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


STEELCLOUD, INC.
CONSOLIDATED BALANCE SHEET

                                                                                 OCTOBER 31,         JANUARY 31,
                                                                                    2004               2005
                                                                             -----------------   -----------------
                                  ASSETS                                                             (UNAUDITED)
Current assets
   Cash and cash equivalents                                                       $3,108,941          $5,314,979
   Accounts receivable, net of allowance for doubtful        accounts of
     $86,027 and $16,754 as of October 31, 2004 and January 31, 2005,
     respectively                                                                   9,532,770           5,756,067
   Inventory, net                                                                   3,629,685           5,236,597
   Prepaid expenses and other current assets                                          307,427             230,119
   Deferred contract cost                                                              40,085             633,752
                                                                             -----------------   -----------------
Total current assets                                                               16,618,908          17,171,514

   Property and equipment, net                                                        454,928             502,708
   Equipment on lease, net                                                            373,590             311,765
   Goodwill and other intangible assets, net                                        4,687,105           4,658,327
   Deferred tax asset                                                                 400,000             400,000
   Other assets                                                                       196,244             237,203
                                                                             -----------------   -----------------

Total assets                                                                      $22,730,775         $23,281,517
                                                                             =================   =================

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable                                                               $4,866,079          $3,769,307
    Accrued expenses                                                                1,441,350           1,691,485
    Notes payable, current                                                             71,176              70,879
    Unearned revenue                                                                  373,017           1,348,583
                                                                             -----------------   -----------------
Total current liabilities                                                           6,751,622           6,880,254

    Notes payable, long-term                                                          120,660             102,752
    Other                                                                              20,083              19,550
                                                                             -----------------   -----------------
Total long-term liabilities                                                           140,743             122,302

Stockholders' equity
        Preferred stock, $.001 par value: 2,000,000 shares   authorized, 0
      shares issued and outstanding at October 31, 2004 and January 31,
      2005                                                                              -                       -
        Common stock, $.001 par value: 50,000,000 shares   authorized,
      14,213,514 and 14,244,514 shares issued at October 31, 2004 and
      January 31, 2005, respectively                                                   14,214               14,245
    Additional paid in capital                                                     50,934,453           50,960,180
    Treasury stock, 400,000 shares at October 31, 2004 and January 31,
      2005, respectively                                                           (3,432,500)          (3,432,500)
    Accumulated deficit                                                           (31,677,757)         (31,262,964)
                                                                             -----------------    -----------------
Total stockholders' equity                                                         15,838,410           16,278,961
                                                                             -----------------    -----------------

Total liabilities and stockholders' equity                                        $22,730,775          $23,281,517
                                                                             =================    =================




The accompanying notes are an integral part of these consolidated financial statements.


STEELCLOUD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
                                                                                             THREE MONTHS ENDED
                                                                                                 JANUARY 31,
                                                                                         2004                    2005
                                                                               ---------------------     ------------------

     Revenues
          Products                                                                       $3,295,312             $8,223,458
          Services                                                                          868,385                840,135
                                                                               ---------------------     ------------------
     Total revenues                                                                       4,163,697              9,063,593
                                                                               ---------------------     ------------------

     Cost of revenues
          Products                                                                        2,802,087              5,934,618
          Services                                                                          569,116                591,302
                                                                               ---------------------     ------------------
     Total cost of revenue                                                                3,371,203              6,525,920
                                                                               ---------------------     ------------------

     Gross profit                                                                           792,494              2,537,673

     Selling and marketing                                                                  470,285                441,985
     General and administrative                                                           1,791,106              1,446,344
     Research and product development                                                       150,444                213,482
     Amortization of other intangible assets                                                      -                 28,778
                                                                               ---------------------     ------------------

     Income (loss) from operations                                                       (1,619,341)               407,084
     Interest income (expense), net                                                          13,242                  7,709
                                                                               ---------------------     ------------------
     Net income (loss)                                                                  $(1,606,099)              $414,793
                                                                               =====================     ==================

     Earnings (loss) per share (basic and diluted):

      Net basic and diluted (loss) earnings per share                                      $ (0.12)                 $ 0.03

     Weighted-average shares outstanding, basic                                          12,865,977             13,835,870
     Weighted-average shares outstanding, diluted                                        12,865,977             14,389,234





The accompanying notes are an integral part of these consolidated financial statements.


STEELCLOUD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                    THREE MONTHS ENDED
                                                                                        JANUARY 31,
                                                                                2004               2005
                                                                         ---------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                              $(1,606,099)            $414,793

Adjustments to reconcile net income (loss) to net cash provided by (used in)
  operating activities:
Depreciation and amortization                                                       176,691             197,612

Changes in operating assets and liabilities:
  Accounts receivable                                                             1,834,795           3,776,703
  Inventory                                                                        (469,519)         (1,606,912)
  Prepaid expenses and other assets                                                 (24,322)             36,350
  Deferred contract costs                                                          (714,493)           (593,667)
  Accounts payable                                                               (1,876,493)         (1,096,772)
  Accrued expenses                                                                  130,595             243,669
  Unearned revenue and other liabilities                                          1,520,303             981,499
                                                                         ---------------------------------------

Net cash (used in) provided by operating activities                             (1,028,542)           2,353,275

INVESTING ACTIVITIES
Purchase of property and equipment                                                 (44,673)           (154,789)


FINANCING ACTIVITIES
Proceeds from exercise of warrants, net of expenses                                 718,714                   -
Proceeds from exercise of common stock options                                      197,294              25,757
Payments on notes payable                                                           (85,184)            (18,205)
                                                                                   --------            --------

Net cash provided by financing activities                                           830,824               7,552

Net (decrease) increase in cash and cash equivalents                               (242,391)          2,206,038
Cash and cash equivalents at beginning of period                                  8,098,221           3,108,941
                                                                         ---------------------------------------

Cash and cash equivalents at end of period                                       $7,855,830          $5,314,979
                                                                         =======================================


SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                                                        $2,852              $1,557

Income taxes paid                                                                        $-                  $-






The accompanying notes are an integral part of these consolidated financial statements.

STEELCLOUD, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)



                                                                     ADDITIONAL                  RETAINED
                               PREFERRED STOCK       COMMON STOCK      PAID-IN    TREASURY       EARNINGS
                             SHARES      AMOUNT    SHARES     AMOUNT   CAPITAL      STOCK      (ACCUMULATED    TOTAL
                                                                                                  DEFICIT)

                           -------------------------------------------------------------------------------------------
BALANCE AT NOVEMBER 1, 2003       -           -  13,008,553  $13,009 $47,307,036 $(3,432,500)$(29,153,909) $14,733,636
                           -------------------------------------------------------------------------------------------

Issuance of common stock
in connection with
exercise of employee
incentive stock option
plan......................        -           -     344,250      344     915,663           -           -       916,007

Net loss..................        -           -           -           -        -           -   (1,606,099)  (1,606,099)
                           -------------------------------------------------------------------------------------------
BALANCE AT JANUARY 31, 2004                      13,352,803  $13,353 $48,622,699 $(3,432,500)$(30,760,008) $14,043,544
                           ===========================================================================================


                           -------------------------------------------------------------------------------------------
BALANCE AT NOVEMBER 1, 2004       -           -  14,213,514  $14,214 $50,934,453 $(3,432,500)$(31,677,757)  15,838,410
                           -------------------------------------------------------------------------------------------

Issuance of common stock
in connection with
exercise of employee
incentive stock option
plan.......................       -           -      31,000       31      25,727           -           -        25,758

Net income.................       -           -           -           -        -           -      414,793      414,793
                           -------------------------------------------------------------------------------------------
BALANCE AT  JANUARY 31,         -           -    14,244,514  $14,245 $50,960,180 $(3,432,500)$(31,262,964) $16,278,961
2005
                           ===========================================================================================





The accompanying notes are an integral part of these consolidated financial statements.

STEELCLOUD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF BUSINESS AND BASIS OF PRESENTATION

Founded in 1987, SteelCloud, Inc, ("the Company") based in Dulles, Virginia, designs, develops and manufactures customized computer servers and network appliances. The Company's custom computer servers are designed to meet the precise needs of volume customers to reduce the customer's investments in logistics, integration capacity and support. SteelCloud's consulting services organization provides clients with technical services, including network analysis, security, design, troubleshooting and implementation. The Company is also a value-added reseller for the software products of its strategic partners and certain other software providers.

The consolidated financial statements for the three month periods ended January 31, 2005 and 2004 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K of the Company, which includes consolidated financial statements and notes thereto for the years ended October 31, 2004 and 2003.

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

The Company's pro forma information follows:


                                                                  THREE MONTHS ENDED
                                                                     JANUARY 31,
                                                               2004               2005
                                                          ---------------    --------------

Net earnings (loss) earnings, as reported................   $ (1,606,099)       $ 414,793
Less: Total stock based employee compensation expense
determined under the fair-value based method..                    87,662          349,651
                                                          ---------------    --------------
Pro-Forma net (loss) income..............................     (1,693,761)          65,142
                                                          ===============    ==============

Basic earnings (loss) earnings per share as
reported.................................................     (0.12)              0.03
                                                          ===============    ==============
Basic pro-forma net  (loss) income per share                  (0.12)              0.01
                                                          ===============    ==============

Diluted earnings (loss) earnings per share as
reported.................................................     (0.12)              0.03
                                                          ===============    ==============
Diluted pro-forma net (loss) earnings per                     (0.12)              0.01
share....................................................
                                                          ===============    ==============


3. ACQUISITION

On February 17, 2004, the Company completed its acquisition of the assets of Asgard Holding LLC ("Asgard"), an internet security product and service company. In exchange for the assets of Asgard, which included intellectual property and patent-pending technology, the Company paid cash of $630,015, issued 575,000 shares of common stock valued at $2,283,900 and incurred approximately $50,000 of direct costs associated with the transaction. The value of the Company's common stock issued was determined in accordance with SFAS No. 141 by taking the average market price over the 2-day period before and after the terms of the acquisition were agreed to and announced.

4.  DEBT

On February 17, 2004, the Company executed two three-year promissory notes in conjunction with the purchase of the assets of Asgard for an aggregate amount of $170,138. The promissory notes bear interest at 4% and mature in February 2007. The Company makes monthly aggregate payments of $4,726 plus accrued interest. The outstanding balance on the two notes at January 31, 2005 was $118,151.

On January 22, 2004, the Company amended its bank line of credit that allows the Company to borrow an amount to the lesser of its collateralized cash on hand or $3.5 million. The line of credit bears interest at the LIBOR Market Index rate plus 1.25%. The line of credit is secured by all assets of the Company and expires on March 31, 2005. There were no outstanding borrowings on the line of credit at October 31, 2004 and January 31, 2005. The Company anticipates that this line of credit will be renewed.


5.  DEFERRED CONTRACT REVENUE

As of January 31, 2005, the Company had deferred contract revenue of approximately $728,000 related to Lockheed Martin contracts, which were awarded in fiscal year 2005. The deferred revenue represents payments received for milestones achieved prior to recognition of revenue. This revenue will be recognized over the remaining life of the contracts as products are shipped under the contracts, which are scheduled for completion in August of 2005. Other deferred revenue consists of warranties, OEM releases and consulting services.

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

8.       SIGNIFICANT CUSTOMER

For the three ending January 31, 2005, the Company had one significant third party customer, Lockheed Martin. Lockheed revenues were approximately 75% of total net revenues for the three months ended January 31, 2005. Accounts receivable balances at January 31, 2005 included amounts due from Lockheed of approximately $3.7 million or 71% of total net accounts receivable.

9.       SIGNIFICANT ACCOUNTING POLICY

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

10.      RECLASSIFICATION

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

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended October 31, 2004 filed by the Company with the Securities and Exchange Commission.

OVERVIEW

SteelCloud, Inc. is primarily engaged in the design, development and manufacturing of custom appliance servers; delivering network security solutions in the form of security appliances, software and professional services; and developing proprietary software products.


CUSTOM APPLIANCES AND SERVERS


The Company designs and manufactures specialized servers and infrastructure solutions for large commercial and government integrators as well as for certain governmental agencies. The Company's specialized servers are designed to meet the precise needs of volume customers and reduce the customer's investments in logistics, integration capacity and support. The Company enhances its custom-design and manufacturing capability by providing custom supply chain and logistics support services to its partners.


In addition, the Company integrates either its partner's or other third-party software into a custom-designed server platform or appliance and manufactures the product under a co-branded name or its partner's brand name. This allows the partner to deliver a complete turnkey solution.


NETWORK SECURITY


The Company is also focused on the network security marketplace with a suite of network security software products from its strategic partners. The company resells the software to end users along with consulting, installation and integration services.


SteelCloud's professional consulting services organization provides clients with a seamless extension of their Information Technology ("IT") organizations. Expert technical services include network analysis, network security audits and appraisals, system design, troubleshooting and implementation. SteelCloud provides these professional services to public sector organizations as well as to commercial customers.


ADVANCED TECHNOLOGY


The company has established an advanced technology organization which designs and develops SteelCloud intellectual property in the form of proprietary SteelCloud software products. The company expects to market these SteelCloud-brand software and/or appliance products directly to select end user organizations and through channel partners who will buy and resell the products to their end user customers.

CRITICAL ACCOUNTING POLICIES

The Company believes the following represent its critical accounting policies:

SIGNIFICANT CUSTOMER CONTRACT

In May 2004, the Company was awarded a contract by Lockheed Martin valued at more than $12 million for customized servers. The contract included options for the government integrator to purchase a substantial number of additional appliances. Additional contract options were exercised early in fiscal year 2005 and the total contract value currently exceeds $18 million. The Company began making shipments under the initial contract in fiscal year 2004. The estimated completion date for deliveries under this contract is February 2005. In addition, contract options have been exercised and deliveries under those options will begin after February 2005. For the first quarter of fiscal year 2005, the Company recognized revenue associated with this contract of approximately $3.8 million. Given the nature of the products manufactured by the Company as well as the delivery schedules established by its partners, revenue and accounts receivable concentration by any single customer will fluctuate from quarter to quarter. Future revenues and results of operations could be adversely affected should this customer reduce its purchases, eliminate product lines or choose not to continue to buy products and services from SteelCloud.

In February 2003, the Company was awarded several contracts by Lockheed Martin valued at more than $2.7 million for customized servers. The Company commenced work under the contracts in February 2003, and completed the contracts in fiscal year 2004. The Company did not recognize any revenue associated with these contracts in fiscal year 2005.


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

RESULTS OF OPERATIONS

FOR THE THREE ENDED JANUARY 31, 2005 COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 2004

Product revenues increased to $8,223,458 for the three months ended January 31, 2005 from $3,295,312 for the same period in fiscal 2004, an increase of $4,928,146 or 149.6%. The increase is primarily attributable to deliveries associated with several significant contracts with Lockheed Martin during the first quarter of fiscal year 2005. These contracts are currently valued at approximately $22 million. The Company generated revenue of approximately $5.9 million during the first quarter of fiscal year 2005 and approximately $7.6 million during fiscal year 2004 under these contracts. The Company will complete deliveries under these contracts in May 2005. These deliveries resulted in an increase in revenues of approximately $5.7 million for the three month period ended January 31, 2005 as compared to the same periods in fiscal 2004. This increase was offset by a decrease in reselling revenues of approximately $1.1 million for the three month period ended January 31, 2005 as compared to the same periods in fiscal 2004. This decrease is attributable to certain organizational and restructuring changes within one of the Company's reselling partners during fiscal 2004 which significantly impacted the Company's reselling activities and associated consulting services. Accordingly, the Company is engaging new reselling partners in an effort to enhance its product offerings and expand its revenue base. Establishing these new business relationships has impacted revenue activities as time and resources have been required to develop these relationships.

Service revenues decreased to $840,135 for the three months ended January 31, 2005 from $868,385 for the same period in fiscal 2004, a decrease of $28,250 or 3.3%. The decrease in service revenues for the first quarter of fiscal year 2005 as compared to the same period in fiscal 2004 is primarily the result of the aforementioned changes in the Company's reselling partner relationships. Reselling service revenues in the first quarter of fiscal year 2005 were adversely affected as the Company worked to improve its reselling partner relationships to better address its future goals. Partially offsetting this decrease, service revenue associated with the acquisition of Asgard in February 2004 was approximately $144,000 in the first quarter of fiscal year 2005. No revenues associated with the Asgard acquisition were recognized in the first quarter of fiscal year 2004.

Product gross margin, as a percentage of net revenues, increased to 27.8% for the three months ended January 31, 2005 from 15.0% for the same period in fiscal 2004. The increase in gross margin for the three months ended January 31, 2005 is due to lower product costs realized, with the significant product backlog, as the Company utilized its cash on hand and purchasing power to take advantage of product discounts, incentives and rebates available in the marketplace. In addition, start up costs associated with the Company's contracts from fiscal year 2004 were primarily incurred during the initial delivery phase. As the Company anticipated, gross margins have increased since these initial deliveries. The gross margin for services, as a percentage of net revenues, decreased to 29.6% for the three months ended January 31, 2005 from 31.0% for the same period in fiscal 2004. The minor decrease in gross margin from services is principally the result of lower reselling service revenue in fiscal year 2005 as compared to the similar period in fiscal year 2004. The Company expects gross margin as a percentage of net revenues to fluctuate from quarter to quarter as product lines expand, new products are brought to market, start up costs are incurred and new discounts, incentives and rebates become available.

Sales and marketing expenses decreased to $441,985 for the three months ended January 31, 2005 from $470,285 for the same period in fiscal 2004, a decrease of $28,300 or 6.0%. The decrease is primarily attributable to increased sales and marketing expenses incurred in early fiscal year 2004 for anticipated growth. As a result, the Company received significant contract awards at the end of fiscal year 2004 which corresponded to increased revenue in the first quarter of fiscal year 2005. Additionally, we increased our sales and marketing efforts associated with our server appliance relationships in 2004 which did not generate the business results anticipated. As a result, the Company has realigned its resources in fiscal 2005 to better support its more successful product lines.

Research and product development expenses increased to $213,482 for the three months ended January 31, 2005 from $150,444 for the same period in fiscal 2004, an increase of $63,038 or 41.9%. The increase is primarily the result of the Company intensifying its research and product development work in an effort to release new products in mid to late fiscal year 2005. The Company expects to continue to incur additional research and product development costs in future quarters as new products are brought to market.

General and administrative expenses decreased to $1,446,344 for the three months ended January 31, 2005 from $1,791,106 for the same period in fiscal 2004, a decrease of $344,762 or 19.3%. As a percentage of revenue, general and administrative expenses decreased to 16% from 43% for the same period in fiscal 2004 as a result of the significant revenue growth in 2005. The decrease is largely attributable to non-recurring costs such as professional services of approximately $85,000, accrued severance pay of approximately $140,000 and accrued regulatory costs of $45,000 that were incurred in the first quarter of fiscal year 2004. Although the Company continues to manage its costs relative to its revenues and gross margins, additional resources will be required in order to support its new product lines and successfully transition the Company into a network security company. In addition, the Company expects to incur additional general and administrative expenses associated with Sarbanes-Oxley compliance. However, at present, it is difficult to predict the timing and extent of such costs to be incurred in fiscal 2005 due to the recently announced delay in the implementation date for certain provisions related to internal control reporting. Management is currently assessing the impact of this deferral on its compliance plans.

Interest income, net decreased to $7,709 for the three months ended January 31, 2005 from $13,242 for the same period in fiscal 2004, a decrease of $5,533 or 41.8%. The decrease in interest income is the result of the Company's utilization of its cash balance for its purchasing efforts undertaken to take advantage of available vendor discounts, incentives and rebates. As a result, the Company's average cash balance, and corresponding interest income, for the period ending January 31, 2005 was lower than the comparable period in fiscal year 2004.

The Company reported net income of $414,793 from continuing operations for the three months ended January 31, 2005, as compared to a net loss of $(1,606,099) from continuing operations for the same period in fiscal 2004. The increase in net income for the three months ended January 31, 2005 as compared to the same periods in fiscal 2004 is primarily attributable to the Company's increased revenues associated with deliveries of products associated with significant contract awards. Additionally, the Company experienced significantly higher gross margins. The Company has also realigned its resources and streamlined operating costs to better position itself in its significant markets.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended January 31, 2005, the Company generated $2,353,275 in cash flow from continuing operations. The Company generated cash from the collection of its accounts receivables of $3,776,703, and experienced an increase in accrued expenses of $243,699 and deferred contract revenues of $981,499. The cash generated was primarily used to pay accounts payable of $1,096,772 and purchase inventory of $1,606,912.

For the three months ended January 31, 2005, the Company invested $154,789 in property and equipment.

For the three months ended January 31, 2005, the Company generated $7,552 from financing activities. The Company did not rely on its bank line of credit for the three months ended January 31, 2005.

As of January 31, 2005, the Company had working capital of $10,291,260. The Company believes cash on hand together with cash generated from operations will provide sufficient financial resources to finance current operations of the Company through fiscal 2005.

In addition, the Company assumed $170,138 of Asgard's debt by executing two three-year promissory notes. The promissory notes bear interest at 4% and mature in February 2007. The Company makes monthly aggregate payments of $4,726 plus accrued interest. The outstanding balance on the two notes at January 31, 2005 was $118,151.

On January 22, 2004, the Company modified its bank line of credit that allows the Company to borrow an amount to the lesser of its collateralized cash on hand or $3.5 million. The line of credit bears interest at the LIBOR Market Index rate plus 1.25%. The line of credit is secured by all assets of the Company. As of January 31, 2005, there were no outstanding borrowings on the line of credit. The line of credit expires on March 31, 2005. The Company anticipates that this line of credit will be renewed.

From time to time, the Company may pursue strategic acquisitions or mergers, which may require significant additional capital to satisfy unusual or infrequent expenses. In such event, the Company may seek additional financing of debt and/or equity.


CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS:

The Company's significant contractual obligations as of January 31, 2005 are for debt and operating leases. Debt by year of maturity and future rental payments under operating lease agreements are presented below. The Company does not have any purchase obligations, capital lease obligations or any material commitments for capital expenditures as of January 31, 2005. The Company has not engaged in off-balance sheet financing, commodity contract trading or significant related party transactions.


------------------------------ ---------------------------------------------------------------------------
Contractual Obligations                                  Payments Due by Period

------------------------------ ---------------------------------------------------------------------------
                                                Less than 1                                  More than 5
                                    Total           year        1-3 years      3-5 years        years
------------------------------ ---------------- ------------- -------------- --------------- -------------
Notes Payable - Current        $      70,879    $    70,879          -              -              -
------------------------------ ---------------- ------------- -------------- --------------- -------------
Long Term Debt                 $     102,752            -     $    91,957    $    10,795           -
------------------------------ ---------------- ------------- -------------- --------------- -------------
Operating Lease                $   2,683,697    $   626,079   $ 1,157,858    $   899,760           -
------------------------------ ---------------- ------------- -------------- --------------- -------------




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

Not applicable

ITEM 5.  OTHER INFORMATION

Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit 11.1      Statement of computation of earnings per share.
Exhibit 31.1      Certification of Chief Executive Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.*
Exhibit 31.2      Certification of Chief Operating Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.*
Exhibit 31.3      Certification of Chief Financial Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.*
Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.*
Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.*
Exhibit 32.3 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.*

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

(b) Reports on Form 8-K

On January 27, 2005, the Company filed a report on Form 8-K pursuant to Item
8.01 "Other Events" and Item 9.01 "Financial Statements and Exhibits".

On January 14, 2005, the Company filed a report on Form 8-K pursuant to Item
2.02 "Results of Operations and Financial Condition" and Item 9.01 "Financial Statements and Exhibits".

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 10, 2005                            STEELCLOUD, INC.


                                          By: /S/ THOMAS P. DUNNE
                                          -----------------------
                                          Name: Thomas P. Dunne
                                          Title: Chief Executive Officer

                                          By: /S/ BRIAN HAJOST
                                          --------------------
                                          Name: Brian Hajost
                                          Title:  Chief Operating Officer

                                          By: /S/ KEVIN MURPHY
                                          ----------------------
                                          Name: Kevin Murphy
                                          Title:  Chief Financial Officer