Form 10-K/A
period 2004-10-31
STEELCLOUD  INC
filed 2005-03-25
CIK 1058027

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

      On January 26, 2005, SteelCloud, Inc. (the "Company") filed its Annual Report on Form 10-K for its fiscal year ended October 31, 2004 (the "2004 Form 10-K"). The Company is filing this Amendment No. 1 on Form 10-K/A to reflect an immaterial change to the Consolidated Statements of Stockholders' Equity and to make revisions to the Stock Options Section of Note 9 to reflect the correct year of the Stock Option Plan and the correct number of options that may be granted thereunder. Notwithstanding, there were no changes to the overall balances reported in the Consolidated Balance Sheets and Consolidated Statement of Operations contained in the 2004 Form 10-K. The Company is also filing this Amendment No. 1 on Form 10-K/A to amend the original 2004 Form 10-K by replacing Exhibits 32.1 and 32.2 thereto with the corrected versions of those exhibits submitted herewith to reflect the correct fiscal year end.

      This Amendment does not reflect events occurring after the filing of the original 2004 Form 10-K and, other than correcting the inadvertent errors stated, does not modify or update the disclosures in the original 2004 Form 10-K in any way.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements of SteelCloud, Inc.

                                                                            Page
Report of Grant Thornton LLP, Independent Registered Public
        Accounting Firm ...............................................      F-1
Consolidated Balance Sheets............................................      F-2
Consolidated Statements of Operations..................................      F-3
Consolidated Statements of Stockholders' Equity........................      F-4
Consolidated Statements of Cash Flows..................................      F-5
Notes to the Consolidated Financial Statements.........................      F-7

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

                                              STEELCLOUD, INC.
Date: March 25, 2005                          By:

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

              Name                           Title                   Date

        /s/ Thomas Dunne           Chief Executive Officer
         Thomas P. Dunne           and Director                 March 25, 2005

       /s/ Kevin Murphy
          Kevin Murphy             Chief Financial Officer      March 25, 2005

        /s/ Brian Hajost
          Brian Hajost             Chief Operating Officer      March 25, 2005

   /s/ VADM E.A. Burkhalter
VADM E. A. Burkhalter USN (Ret.)   Director                     March 25, 2005

        /s/ James Bruno
           James Bruno             Director                     March 25, 2005

       /s/ Jay Kaplowitz
          Jay Kaplowitz            Director                     March 25, 2005

      /s/ Benjamin Krieger
        Benjamin Krieger           Director                     March 25, 2005

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

                                STEELCLOUD, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                             Additional
                               Preferred Stock           Common Stock         Paid-In        Treasury      Accumulated
                             Shares      Amount      Shares        Amount      Capital         Stock        Deficit         Total
                           --------------------------------------------------------------------------------------------------------
BALANCE AT
  OCTOBER 31, 2002 ......        --        --      10,447,611   $    10,448   $39,553,017  $(3,432,500)  $(29,373,897)  $ 6,757,068
Issuance of common stock
  in connection with
  exercise of employee
  incentive stock option
  plan ..................        --        --         673,442           673       789,882         --             --         790,555

Issuance of common stock    6,966,025
  under private placement        --        --       1,887,500         1,888     6,964,137         --             --

Net Income ..............        --        --            --            --            --           --          219,988       219,988
                           --------------------------------------------------------------------------------------------------------
BALANCE AT
  OCTOBER 31, 2003 ......                          13,008,553      $ 13,009  $ 47,307,036   $(3,432,500) $(29,153,909)   14,733,636
Issuance of common stock
  in connection with
  exercise of employee
  incentive stock option
  plan ..................        --        --         326,899           327       493,066          --            --         493,393

Issuance of common stock
  in connection with
  exercise of
  warrants ..............        --        --         247,252           248       718,466         --             --         718,714

Issuance of common stock
  in connection with
  employee stock purchase        --        --          55,537            56       132,559         --             --         132,615
  plan

Issuance of common stock
  in connection with ....        --        --         575,000           575     2,283,325         --             --       2,283,900
  purchase of Asgard

Net (Loss) ..............        --        --            --            --            --           --       (2,523,848)   (2,523,848)
                           ========================================================================================================
BALANCE AT
  OCTOBER 31, 2004 ......        --        --      14,213,514   $    14,214   $50,934,453  $(3,432,500)  $(31,677,757)   15,838,410
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

STOCK OPTIONS

      On January 6, 1997, the Company adopted the 1997 Stock Option Plan (the 1997 Option Plan), under the 1997 Option Plan the Company can grant up to 2,650,000 options to officers, directors and employees, who contribute materially to the success of the Company. In addition, the Company established the 2002 Stock Option Plan (the 2002 Option Plan) in May 2002, which permits the Company to grant up to 750,000 options to officers, directors and employees under that Plan. In May 2004, the Company's shareholders approved an amendment to the Company's 2002 Stock option Plan to increase the number of options available under the plan from 750,000 to 1,500,000. Stock options are generally granted at the fair market value of its common stock at the date of grant. However, in fiscal 2002, the Company granted 106,000 options with exercise prices of $1.20 when the underlying value of the Company's common stock was $1.81. The Company recorded a charge for compensation expense associated with these options of $64,660. The options vest ratably over a stated period of time not to exceed four years. The contractual terms of the options are five or ten years.

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

      As of October 31, 2003 and 2004, there were 193,578 and 244,640 options available for future grants under the 1997 Option Plan, respectively and 750,000 and 1,500,000 options available for future grants under the 2002 Option Plan, respectively.

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