Form 10-Q
period 2005-04-30
STEELCLOUD INC
filed 2005-06-10
CIK 1058027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ________

Commission File No. 0-24015

STEELCLOUD, INC
(Exact name of registrant as specified in its charter)

VIRGINIA (State or other jurisdiction of incorporation or organization)	54-1890464 (I.R.S. Employer Identification No.)

14040 Park Center Road, Herndon, VA (Address of principal executive offices)	20171 (Zip code)

(703) 674-5500
(Registrant's telephone number, including area code)

1306 Squire Court
Dulles, VA   20166
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

Yes |_|   No |X|

As of June 10, 2005 there were 13,946,862 shares of the registrant’s common stock outstanding.

1

SteelCloud, Inc.
Form 10-Q Index
For the Quarterly period ended April 30, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STEELCLOUD, INC.
CONSOLIDATED BALANCE SHEET

	October 31, 2004	April 30, 2005

ASSETS		(unaudited)
Current assets
Cash and cash equivalents	$3,108,941	$5,979,895
Accounts receivable, net	9,532,770	5,927,812
Inventory, net	3,629,685	3,296,207
Prepaid expenses and other current assets	307,427	352,398
Deferred contract cost	40,085	341,355

Total current assets	16,618,908	15,897,667

Property and equipment, net	454,928	1,257,804
Equipment on lease, net	373,590	553,706
Goodwill and other intangible assets, net	4,687,105	4,629,549
Deferred tax asset	400,000	400,000
Other assets	196,244	150,764

Total assets	$22,730,775	$22,889,490

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,866,079	$1,707,092
Accrued expenses	1,441,350	1,436,169
Notes payable, current	71,176	2,070,941
Unearned revenue	373,017	714,217

Total current liabilities	6,751,622	5,928,419

Notes payable, long-term	120,660	84,805
Other	20,083	94,884

Total long-term liabilities	140,743	179,689

Stockholders’ equity
Preferred stock, $.001 par value: 2,000,000 shares authorized, no shares issued and outstanding at October 31, 2004 and
April 30, 2005	—	—
Common stock, $.001 par value: 50,000,000 shares authorized,
14,213,514 and 14,346,862 shares issued at October 31, 2004
and April 30, 2005, respectively	14,214	14,347
Additional paid in capital	50,934,453	51,094,690
Treasury stock, 400,000 shares at October 31, 2004 and
April 30, 2005, respectively	(3,432,500)	(3,432,500)
Accumulated deficit	(31,677,757)	(30,895,155)

Total stockholders’ equity	15,838,410	16,781,382

Total liabilities and stockholders’ equity	$22,730,775	$22,889,490

The accompanying notes are an integral part of these consolidated financial statements.

STEELCLOUD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2005	2004	2005
Revenues
Products	$4,636,361	$8,924,494	$7,931,674	$17,147,952
Services	1,155,403	759,544	2,023,787	1,599,679

Total revenues	5,791,764	9,684,038	9,955,461	18,747,631

Cost of revenues
Products	3,338,071	6,696,927	6,140,158	12,631,545
Services	716,861	471,014	1,285,977	1,062,316

Total cost of revenues	4,054,932	7,167,941	7,426,135	13,693,861

Gross profit	1,736,832	2,516,097	2,529,326	5,053,770

Selling and marketing	514,530	367,608	984,815	809,593
Research and product development	124,973	177,813	275,417	391,295
General and administrative	1,411,661	1,578,450	3,202,767	3,024,794
Amortization of other intangible assets	—	28,779	—	57,557

(Loss) income	(314,332)	363,447	(1,933,673)	770,531

Interest expense (income), net	1,597	(4,362)	(11,645)	(12,071)

Net (loss) income	(315,929)	367,809	(1,922,028)	782,602

(Loss) earnings per share:

Basic (loss) earnings per share	$(0.02)	$0.03	$(0.14)	$0.06
Diluted (loss) earnings per share	$(0.02)	$0.03	$(0.14)	$0.05

Weighted-average shares outstanding, basic	13,431,893	13,882,019	13,351,257	13,858,562
Weighted-average shares outstanding, diluted	13,431,893	14,633,702	13,351,257	14,482,490

The accompanying notes are an integral part of these consolidated financial statements.

STEELCLOUD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended April 30,
	2004	2005

Operating activities
Net (loss) income	$(1,922,028)	$782,602

Adjustments to reconcile net (loss) income to net cash (used in)
provided by operating activities:

Depreciation and amortization	287,241	393,956

Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	2,115,967	3,604,958
Inventory	(295,161)	333,478
Prepaid expenses and other assets	(135,012)	509
Deferred contract costs	(718,096)	(301,270)
Accounts payable	(841,607)	(3,158,987)
Accrued expenses	150,041	73,089
Unearned revenue and other liabilities	841,856	337,731

Net cash (used in) provided by operating activities	(516,799)	2,066,066

Investing activities
Purchase of property and equipment	(295,111)	(1,319,392)
Cash paid in acquisition	(630,015)	—

Net cash used by investing activities	(925,126)	(1,319,392)

Financing activities
Proceeds from issuance of common stock	718,714	—
Proceeds from exercise of common stock options	271,785	160,370
Payments on notes payable	(99,690)	(36,090)
Proceeds on line of credit	—	2,000,000

Net cash provided by financing activities	890,809	2,124,280
Net (decrease) increase in cash and cash equivalents of operations	(551,116)	2,870,954
Cash and cash equivalents at beginning of period	8,098,221	3,108,941

Cash and cash equivalents at end of period	$7,547,105	$5,979,895

Supplemental cash flow information
Common stock issued in acquisition	$2,283,900	$—
Interest paid	$1,646	$6,076
Income taxes paid	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

STEELCLOUD, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance at November 1, 2003	—	—	13,008,553	$13,009	$47,307,036	$(3,432,500)	$(29,153,909)	$14,733,636

Issuance of common stock
in connection with
exercise of employee
incentive stock option
plan	—	—	97,496	97	197,196	—	—	197,293

Issuance of common stock
in connection with
exercise of
warrants	—	—	247,525	247	718,466	—	—	718,713

Issuance of common stock
in connection with
employee stock purchase
plan	—	—	24,846	25	73,893	—	—	73,918

Issuance of common stock
in connection with
acquisition	—	—	575,000	575	2,283,325	—	—	2,283,900

Net loss	—	—	—	—	—	—	(1,922,028)	(1,922,028)

Balance at April 30, 2004	—	—	13,953,420	$13,953	$50,579,916	$(3,432,500)	$(31,075,937)	$16,085,432

Balance at November 1, 2004	—	—	14,213,514	$14,214	$50,934,453	$(3,432,500)	$(31,677,757)	15,838,410

Issuance of common stock
in connection with
exercise of employee
incentive stock option
plan	—	—	100,625	100	101,301	—	—	101,401

Issuance of common stock
in connection with
employee stock purchase
plan	—	—	32,723	33	58,936	—	—	58,969

Net income	—	—	—	—	—	—	782,602	782,602

Balance at April 30, 2005	—	—	14,346,862	$14,347	$51,094,690	$(3,432,500)	$(30,895,155)	$16,781,382

The accompanying notes are an integral part of these consolidated financial statements.

STEELCLOUD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Basis of Presentation

Founded in 1987, SteelCloud, Inc, (the “Company”) based in Herndon, Virginia, designs and manufactures ready-to-deploy server appliances through strategic relationships with software and technology companies. The Company’s server appliances are designed to meet the precise needs of volume customers. SteelCloud’s consulting services organization provides clients with technical services, including network analysis and design; security audits and assessments and managed security services. The Company also resells the software products of its strategic partners and certain other software providers. In addition, the Company is making research and development investments to develop intellectual property in the form of SteelCloud branded software and server appliances that will help organizations be compliant with federal and state legislative acts such as Sarbanes-Oxley, Gramm-Leach-Bliely and Health Insurance Portability and Accountability Act (HIPAA).

The consolidated financial statements for the three and six month periods ended April 30, 2005 and 2004 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K of the Company, which includes consolidated financial statements and notes thereto for the years ended October 31, 2004 and 2003.

2.	Employee Stock Options

The Company accounts for employee stock option grants using the intrinsic method in accordance with Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees” and accordingly associated compensation expense, if any, is measured as the excess of the underlying stock price over the exercise price on the date of grant. The Company complies with the disclosure option of Statement of Financial Accounting Standards (SFAS) No. 123 “Accounting for Stock Based Compensation”, and SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure” which requires pro-forma disclosure of compensation expense associated with stock options under the fair value method.

The Company’s pro forma information follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2005	2004	2005

Net (loss) earnings, as reported	$(315,929)	$367,809	$(1,922,028)	$782,602
Less: Total stock based employee compensation
expense determined under the fair-value based method	59,251	349,651	154,873	699,302

Pro-Forma net (loss) earnings	$(375,180)	$18,158	$(2,076,901)	$83,300

Basic (loss) earnings per share as reported	$(0.02)	$0.03	$(0.14)	$0.06

Basic pro-forma net (loss) earnings per share	$(0.03)	$0.01	$(0.16)	$0.01

Diluted earnings (loss) per share as reported	$(0.02)	$0.03	$(0.14)	$0.05

Diluted pro-forma net earnings (loss) per share	$(0.03)	$0.01	$(0.16)	$0.01

3.	Operating Leases

The Company moved its headquarters and operations facilities in April 2005. As such, the Company has executed non-cancelable leases for these new facilities. The leases expire in August 2009 and August 2014. Rent expense under these leases, which is recorded on a straight-line basis over the life of each lease, is approximately $44,000 per month. This expense includes certain costs associated with the operations and maintenance of the new facilities.

4.	Debt

On March 21, 2005, the Company renewed its bank line of credit that allows the Company to borrow an amount to the lesser of its collateralized cash on hand or $3.5 million. The line of credit bears interest at the LIBOR Market Index rate plus 1.25%. The line of credit is secured by all assets of the Company and expires on March 31, 2006. The outstanding borrowings on the line of credit at October 31, 2004 and April 30, 2005 were $0 and $2.0 million, respectively.

On February 17, 2004, the Company executed two three-year promissory notes in conjunction with the purchase of the assets of Asgard for an aggregate principal amount of $170,138. The promissory notes each bear interest at 4% and mature in February 2007. The Company makes monthly aggregate payments of $4,726 plus accrued interest. The outstanding balance on the two notes at October 31, 2004 and April 30, 2005 was $132,330 and $103,973, respectively.

5.	Deferred Contract Revenue

As of April 30, 2005, the Company had deferred contract revenue of approximately $351,000 related to a Lockheed Martin contract, which was awarded in fiscal year 2005. The deferred revenue represents payments received for milestones achieved prior to recognition of revenue. This revenue will be recognized over the remaining life of the contract as products are shipped under the contract, which is scheduled for completion in August of 2005. As of April 30, 2005, the deferred costs associated with this contract were approximately $267,000. Other deferred revenue consists of warranties, OEM releases and consulting services.

6.	Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the period and is calculated by dividing the net earnings (loss) by the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding plus common stock equivalents associated with stock options and warrants and is calculated by dividing net earnings by the weighted average number of common shares outstanding used in the basic earnings per share calculation plus the common stock equivalent of stock options and warrants.

7.	Segment Reporting

FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Company’s President. While the President is apprised of a variety of financial metrics and information, the President makes decisions regarding how to allocate resources and assess performance based on a single operating unit.

8.	Significant Customer

For the three and six months ending April 30, 2005, the Company had multiple contracts with one significant third party customer, Lockheed Martin. Lockheed Martin revenues were approximately 67% and 71% of total net revenues for the three months and six months ended April 30, 2005, respectively. Accounts receivable balances at October 31, 2004 and April 30, 2005 included amounts due from Lockheed Martin of approximately 63% and 73%, respectively, of total net accounts receivable.

9.	Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment”. Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. In April 2005, the Securities and Exchange Commission amended the compliance dates for implementing Statement 123(R). Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) effective as of the beginning of the next fiscal year that begins after June 15, 2005, with early adoption encouraged. The Company expects to adopt 123(R) November 1, 2005 and is currently evaluating which alternatively permitted method of adoption will be used and the financial statement impact of the adoption of Statement 123(R).

10.	Reclassification

Certain prior year’s amounts have been reclassified to conform to current year presentation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements”. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, risks associated with the integration of businesses following an acquisition, competitors with broader product lines and greater resources, emergence into new markets, the termination of any of the Company’s significant contracts, the Company’s inability to maintain working capital requirements to fund future operations, or the Company’s inability to attract and retain highly qualified management, technical and sales personnel. Statements made herein are as of the date of the filing of this Form 10-Q with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, the Company does not undertake, and the Company specifically disclaims, any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended October 31, 2004 filed by the Company with the Securities and Exchange Commission.

OVERVIEW

SteelCloud designs and manufactures ready-to-deploy server appliances through strategic relationships with software and technology companies. Products are sold through system integrators and in collaboration with strategic partners specializing in network security solutions. The Company is also developing its own proprietary software and appliances under the SteelCloud brand. SteelCloud compliments its software and appliance solutions with an expert professional services consulting organization.

Appliances and Servers

The Company designs and manufactures specialized servers and infrastructure solutions for large commercial and government integrators as well as for certain governmental agencies. The Company’s specialized servers are designed to meet the precise needs of volume customers and reduce the customer’s investments in logistics, integration capacity and support. The Company enhances its custom-design and manufacturing capability by providing custom supply chain and logistics support services to its partners.

In addition, the Company integrates either its partner’s or other third-party software into a custom-designed server platform or appliance and manufactures the product under a co-branded name or its partner’s brand name. This allows the partner to deliver a complete turnkey solution.

Security Solutions

The Company serves the network security marketplace with a suite of network security products from its strategic partners. The Company sells the products to end users along with SteelCloud consulting, installation and integration services.

SteelCloud’s professional consulting services organization provides clients with a seamless extension of their Information Technology (“IT”) organizations. Expert technical services include network analysis, network security audits and appraisals, incident response and remediation services, system design and managed security services. SteelCloud provides these professional services to public sector organizations as well as to commercial customers.

Advanced Technology

The Company has established an advanced technology organization that designs and develops SteelCloud intellectual property in the form of proprietary SteelCloud software products. The Company will market these SteelCloud-brand software and appliance products during its fiscal 2005 fourth quarter. The products will be sold directly to select end user organizations and through channel partners who buy and resell the products to their end user customers.

CRITICAL ACCOUNTING POLICIES

The Company believes the following represent its critical accounting policies:

Significant Customer Contracts

In fiscal 2004, The Company was awarded several contracts by Lockheed Martin valued at more than $15 million for customized servers. These contracts included options for the government integrator to purchase a substantial number of additional appliances. Additional contract options were exercised early in fiscal year 2005 and the total contract value currently exceeds $22 million. For the three and six months ending April 30, 2005, the Company recognized revenue associated with these contracts of approximately $5.6 and $11.5 million respectively. Given the nature of the products manufactured by the Company as well as the delivery schedules established by its partners, revenue and accounts receivable concentration by any single customer will fluctuate from quarter to quarter. Future revenues and results of operations could be adversely affected should this customer reduce its purchases, eliminate product lines or choose not to continue to buy products and services from SteelCloud.

In February 2003, the Company was awarded several contracts by Lockheed Martin valued at more than $2.7 million for customized servers. The Company commenced work under the contracts in February 2003, and completed the contracts in fiscal year 2004. The Company did not recognize any revenue associated with these contracts in fiscal year 2005.

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin No, 104, “Revenue Recognition in Financial Statements” (SAB104). SAB 104 requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable; and (4) collectibility is reasonably assured.

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

The Company is a value-added reseller for certain software products. When resold software licenses, and related maintenance, customization and training services are all provided together to an individual customer, the Company recognizes revenue for the arrangement after the Company has delivered the software license and the customer has approved all customization and training services provided. In instances where the Company only resells the software license and maintenance to the customer, the Company recognizes revenue after the customer has acknowledged and accepted delivery of the software. The software manufacturer is responsible for providing software maintenance. Accordingly, revenue from maintenance contracts is recognized upon delivery or acceptance, as the Company has no future obligation to provide the maintenance services and no right of return exists.

The Company incurs shipping and handling costs, which are recorded in cost of revenues.

Segment Reporting

FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, also establishes a quantitative threshold, whereby an enterprise should report separately information about an operating segment if its reported revenue is 10% or more of the combined revenue of all reported operating segments. The Company is organized on the basis of products and services. However, the Company does not evaluate the performance of its segments based on earnings. The Company’s chief operating decision maker is the Company’s President. While the President is apprised of a variety of financial metrics and information, the President makes decisions regarding how to allocate resources and assess performance based on a single operating unit.

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

RESULTS OF OPERATIONS

For the three and six months ended April 30, 2005 compared to the three and six months ended April 30, 2004

Product revenues increased to $8,924,494 and $17,147,952 for the three and six months ended April 30, 2005 from $4,636,361 and $7,931,674 for the same period in fiscal 2004, an increase of $4,288,133 and $9,216,278, or 92.5% and 116.2%, respectively. The increase is primarily attributable to deliveries associated with several significant contracts with Lockheed Martin during the first and second quarters of fiscal year 2005. These contracts are currently valued at approximately $22 million from which the Company generated revenue of approximately $5.6 million during the second quarter of fiscal year 2005 and approximately $11.5 million for the six month period ending April 30, 2005. These deliveries resulted in an increase in revenues of approximately $4.9 million and $10.6 million for the three and six month periods ended April 30, 2005 as compared to the same periods in fiscal 2004. This increase offset a decrease in reselling revenues for the six month period ended April 30, 2005 as compared to the same period in fiscal 2004. This decrease is attributable to certain organizational and restructuring changes within one of the Company’s significant reselling partners during fiscal 2004 which impacted the Company’s reselling activities and associated consulting services. Accordingly, the Company is engaging new reselling partners in an effort to enhance and diversify its product offerings and expand its revenue base. As such, revenue activities have been impacted as time and resources are required to cultivate these new relationships.

Service revenues decreased to $759,544 and $1,599,679 for the three and six months ended April 30, 2005 from $1,155,403 and $2,023,787 for the same period in fiscal 2004, a decrease of $395,859 or 34.3% and $424,108 or 21.0% respectively. The decrease in service revenues for the three and six month periods ended April 30, 2005 as compared to the same periods in fiscal 2004 is primarily the result of the aforementioned changes in the Company’s reselling partner relationships which is a key driver of services revenues. Partially offsetting this decrease was the increase in service revenues attributable to the Asgard acquisition. Service revenue associated with the acquisition of Asgard for the six month period ending April 30, 2005 increased to approximately $275,000 from $141,000 in the same period in fiscal year 2004. No revenues associated with the Asgard acquisition were recognized in the first quarter of fiscal year 2004.

Product gross margin, as a percentage of net revenues, decreased to 25.0% for the three months ended April 30, 2005 from 28.0% for the same period in fiscal 2004. Product gross margin, as a percentage of net revenues, increased to 26.3% for the six months ended April 30, 2005 from 22.6% for the same period in fiscal 2004. The decrease in gross margin for the three months ended April 30, 2005 is primarily due to higher margin sales associated with the completion of a significant contract in the second quarter of fiscal 2004. The increase in gross margin for the six months ended April 30, 2005 is due to lower product costs realized, with the significant product backlog, as the Company utilized its cash on hand and purchasing power to take advantage of product discounts, incentives and rebates available in the marketplace. In addition, start up costs associated with the Company’s contracts from fiscal year 2004 were primarily incurred during the initial delivery phase. As the Company anticipated, gross margins have increased since these initial deliveries.

The gross margin for services, as a percentage of net revenues, was 38.0% for the three months ended April 30, 2005 and 2004. The gross margin for services, as a percentage of net revenues, decreased to 33.6% for the six months ended April 30, 2005 from 36.5% for the same period in fiscal 2004. The decrease in gross margin from services is the result of lower service revenue associated with the resale products in the first half of fiscal year 2005 as compared to the similar period in fiscal year 2004. The Company expects gross margin as a percentage of net revenues to fluctuate from quarter to quarter as product lines expand, new products are brought to market, start up costs are incurred and new discounts, incentives and rebates become available.

Sales and marketing expenses decreased to $367,608 for the three months ended April 30, 2005 from $514,530 for the same period in fiscal 2004, a decrease of $146,922 or 28.6%. Sales and marketing expenses decreased to $809,593 for the six months ended April 30, 2005 from $984,815 for the same period in fiscal 2004, a decrease of $175,222 or 17.8%. The decrease is primarily attributable to increased sales and marketing expenses incurred in early fiscal 2004 for anticipated growth. As a result, the Company received significant contract awards at the end of fiscal year 2004. Additionally, sales and marketing efforts associated with new server appliance relationships in 2004 did not generate the business results anticipated. As a result, the Company has realigned its resources in fiscal 2005 to better support its more successful product lines and bring new products to market. The Company anticipates selling and marketing expenses to increase to support its new products.

Research and product development expenses increased to $177,813 and $391,295 for the three and six months ended April 30, 2005 from $124,973 and $275,417 for the same periods in fiscal 2004, an increase of $52,840 or 42.3% for the three month period ending April 30, 2005 and $115,878 or 42.1% for the six month period ending April 30, 2005. The increase is primarily the result of the Company intensifying its research and product development work in an effort to release new proprietary products in mid-to-late fiscal year 2005. On May 3, 2005, the Company announced one of its new products, SteelCloud Audit Compliance System (ACS), which will be available for customer deliveries in the Company’s fourth fiscal quarter of 2005. The Audit Compliance Product incorporates patent-pending SteelCloud intellectual property. The Company expects to continue to incur additional research and product development costs in future quarters as new products are brought to market.

General and administrative expenses increased to $1,578,450 for the three months ended April 30, 2005 from $1,411,661 for the same period in fiscal 2004, an increase of $166,789 or 11.8%. General and administrative expenses decreased to $3,024,794 for the six months ended April 30, 2005 from $3,202,767 for the same period in fiscal 2004, a decrease of $177,973 or 5.6%. The decrease is largely attributable to non-recurring costs such as professional services of approximately $85,000, accrued severance pay of approximately $140,000 and accrued regulatory costs of $45,000 that were incurred in the first half of fiscal year 2004. This decrease was partially offset by costs associated with the Company’s facilities move of approximately $150,000 in April 2005. As a percentage of revenue, general and administrative expenses decreased to 16% for the three month period ending April 30, 2005 from 24% for the same period in fiscal 2004. For the six month period ended April 30, 2005, general and administrative expenses, as a percentage of revenue, decreased to 16% from 32% for the same period in fiscal 2004. These decreases were a result of the significant revenue growth in 2005. Although the Company continues to manage its costs relative to its revenues and gross margins, additional resources will be required in order to support its new product lines. In addition, the Company expects to incur additional general and administrative expenses associated with Sarbanes-Oxley compliance. However, at present, it is difficult to predict the timing and extent of such costs to be incurred in fiscal 2005 due to the recently announced delay in the implementation date for certain provisions related to internal control reporting. Management is currently assessing the impact of this deferral on its compliance plans.

Interest income, net, increased to $4,362 for the three months ended April 30, 2005 from $1,597 of interest expense, net, for the same period in fiscal 2004, an increase of $5,959 or 373.1%. Interest income, net, increased to $12,071 for the six months ended April 30, 2005 from $11,645 for the same period in fiscal 2004, an increase of $426 or 3.7%. The increase in interest income is the result of a non-recurring interest charge incurred in the second quarter of fiscal year 2004 for approximately $14,000. Otherwise, the Company’s average cash balance, and corresponding interest income, for the three and six month periods ending April 30, 2005 was lower than the comparable periods in fiscal year 2004. This decrease in interest income is the result of the Company’s utilization of its cash balance for its purchasing efforts undertaken to take advantage of available vendor discounts, incentives and rebates.

The Company reported net income of $367,809 and $782,602 from operations for the three and six months ended April 30, 2005, as compared to a net loss of $(315,929) and $(1,922,028) from operations for the same period in fiscal 2004. The increase in net income for the three and six months ended April 30, 2005 as compared to the same periods in fiscal 2004 is attributable to the Company’s increased deliveries of products associated with significant contract awards. The Company has also realigned its resources and streamlined operating costs to better position itself in its significant markets.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2005, the Company had working capital of $10.0 million. The Company believes cash on hand together with cash generated from operations will provide sufficient financial resources to finance current operations of the Company through fiscal 2005.

For the six months ended April 30, 2005, the Company generated $2,066,066 in cash flow from operations. The Company generated cash from the collection of its accounts receivables of $3,604,958 and reduction of inventory of $333,478. In addition, the Company experienced an increase in accrued expenses of $73,089 and deferred contract revenues of $337,731. The cash generated was primarily used to pay accounts payable of $3,158,987.

For the six months ended April 30, 2005, the Company invested $1,319,392 in property and equipment. These expenditures consisted of purchases of equipment leased to customers and improvements made to the Company’s new leased facilities.

For the six months ended April 30, 2005, the Company generated $2,124,280 from financing activities. As of April 30, 2005, the Company had an outstanding balance on its line of credit of $2,000,000 and available borrowing capacity of $1,500,000. The Company anticipates using its line of credit occasionally in conjunction with its business needs.

On March 21, 2005, the Company renewed its bank line of credit that allows the Company to borrow an amount to the lesser of its collateralized cash on hand or $3.5 million. The line of credit bears interest at the LIBOR Market Index rate plus 1.25%. The line of credit is secured by all assets of the Company and expires on March 31, 2006.

In addition, the Company assumed $170,138 of Asgard’s debt by executing two three-year promissory notes. The promissory notes each bear interest at 4% and mature in February 2007. The Company makes monthly aggregate payments of $4,726 plus accrued interest. The outstanding balance on the two notes at April 30, 2005 was $103,973.

From time to time, the Company may pursue strategic acquisitions or mergers, which may require significant additional capital to satisfy unusual or infrequent expenses. In such event, the Company may seek additional financing of debt and/or equity.

Contractual Obligations and Commercial Commitments:

The Company’s significant contractual obligations as of April 30, 2005 are for debt and operating leases. In April 2005 the Company moved its headquarters and operations facilities. The obligation for these leases, expiring in August 2009 and August 2014, is approximately $44,000 a month. Debt by year of maturity and future rental payments under operating lease agreements are presented below. The Company does not have any purchase obligations, capital lease obligations or any material commitments for capital expenditures as of April 30, 2005. The Company has not engaged in off-balance sheet financing, commodity contract trading or significant related party transactions.

Contractual Obligations	Payments Due by Period

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Notes Payable - Current	$70,941	$70,941	—	—	—

Long Term Debt	$84,805	—	$77,911	$6,894	—

Operating Lease	$3,824,492	$616,326	$1,232,652	$804,205	$1,171,309

Management believes that these commitments will be satisfied with current operating cash flow.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to fluctuations in interest rates on its debt. Increase in prevailing interest rates could increase the Company’s interest payment obligations relating to variable rate debt. For example, a 100 basis point increase in interest rates would increase annual interest expense by $35,000 if the Company fully utilized its existing line of credit.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of SteelCloud's Disclosure Controls and Internal Controls

SteelCloud evaluated the effectiveness of the design and operation of its disclosure controls and procedures, or “Disclosure Controls,” as of the end of the period covered by this quarterly report on Form 10-Q. This evaluation, or “Controls Evaluation”, was performed under the supervision, and with the participation, of management, including our Chairman of the Board, Chief Executive Officer and Director (“CEO”), our President, and our Chief Financial Officer (“CFO”).

CEO, President and CFO Certifications

The certifications of the CEO, President, and the CFO required by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the “Rule 13a-15(e) Certifications” are filed as Exhibit 31 of this quarterly report on Form 10-Q. This Controls and Procedures section of the quarterly report includes the information concerning the Controls Evaluation referred to in the Rule 13a-15(e) Certifications and it should be read in conjunction with the Rule 13a-15(e) Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Control over Financial Reporting

Disclosure Controls are controls and other procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure Controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO, President, and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Limitations on the Effectiveness of Controls

Our management, including our CEO, President, and CFO, does not expect that our Disclosure Controls or our internal controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within SteelCloud have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Conclusions

Based upon the Controls Evaluation, our CEO, President, and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to SteelCloud is made known to management, including the CEO, President, and CFO, particularly during the period when our periodic reports are being prepared.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit 11.1	Statement of computation of earnings per share.*
Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
Exhibit 31.2	Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
Exhibit 31.3	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.*
Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.*
Exhibit 32.3	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.*

* The Exhibit attached to this Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

(b) Reports on Form 8-K

On April 21, 2005, the Company filed a report on Form 8-K pursuant to Item 8.01 “Other Events” and Item 9.01 “Financial Statements and Exhibits”.

On March 10, 2005, the Company filed a report on Form 8-K pursuant to Item 2.02 “Results of Operations and Financial Condition” and Item 9.01 “Financial Statements and Exhibits”.

On March 9, 2005, the Company filed a report on Form 8-K pursuant to Item 8.01 “Other Events” and Item 9.01 “Financial Statements and Exhibits”.

On March 3, 2005, the Company filed a report on Form 8-K pursuant to Item 8.01 “Other Events” and Item 9.01 “Financial Statements and Exhibits”.

On February 28, 2005, the Company filed a report on Form 8-K pursuant to Item 8.01 “Other Events”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

June 10, 2005	STEELCLOUD, INC.

By: /s/ Thomas P. Dunne Name: Thomas P. Dunne Title: Chief Executive Officer

By: /s/ Brian Hajost Name: Brian Hajost Title: President

By: /s/ Kevin Murphy Name: Kevin Murphy Title: Chief Financial Officer

