Form 10-Q
period 2005-07-31
STEELCLOUD INC
filed 2005-09-13
CIK 1058027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ________

Commission File No. 0-24015

STEELCLOUD, INC
(Exact name of registrant as specified in its charter)

VIRGINIA	54-1890464
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14040 Park Center Road, Herndon, VA	20171
(Address of principal executive offices)	(Zip code)

(703) 674-5500
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

Yes [X]     No [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [_]     No [X]

As of September 1, 2005 there were 14,021,862 shares of the registrant’s common stock outstanding.

1

SteelCloud, Inc.
Form 10-Q Index
For the Quarterly period ended July 31, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STEELCLOUD, INC.
CONSOLIDATED BALANCE SHEET

	October 31, 2004	July 31, 2005

ASSETS		(unaudited)
Current assets
Cash and cash equivalents	$3,108,941	$8,096,802
Accounts receivable, net	9,532,770	4,832,752
Inventory, net	3,629,685	1,031,819
Prepaid expenses and other current assets	307,427	301,138
Deferred contract cost	40,085	65,507

Total current assets	16,618,908	14,328,018

Property and equipment, net	454,928	1,345,956
Equipment on lease, net	373,590	449,691
Goodwill and other intangible assets, net	4,687,105	4,600,770
Deferred tax asset	400,000	400,000
Other assets	196,244	128,407

Total assets	$22,730,775	$21,252,842

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$4,866,079	$2,291,282
Accrued expenses	1,441,350	1,547,060
Notes payable, current	71,176	44,397
Unearned revenue	373,017	327,422

Total current liabilities	6,751,622	4,210,161

Notes payable, long-term	120,660	66,845
Other	20,083	95,867

Total long-term liabilities	140,743	162,712

Stockholders' equity
Preferred stock, $.001 par value: 2,000,000 shares
authorized, no shares issued and outstanding at
October 31, 2004 and July 31, 2005	—	—
Common stock, $.001 par value: 50,000,000 shares
authorized, 14,213,514 and 14,421,862 shares issued
at October 31, 2004 and July 31, 2005, respectively	14,214	14,422
Additional paid in capital	50,934,453	51,172,115
Treasury stock, 400,000 shares at October 31, 2004
and July 31, 2005, respectively	(3,432,500)	(3,432,500)
Accumulated deficit	(31,677,757)	(30,874,068)

Total stockholders' equity	15,838,410	16,879,969

Total liabilities and stockholders' equity	$22,730,775	$21,252,842

The accompanying notes are an integral part of these consolidated financial statements.

STEELCLOUD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2005	2004	2005

Revenues
Products	$5,566,452	$8,457,362	$13,498,126	$25,605,314
Services	1,033,844	751,878	3,057,631	2,351,557

Total revenues	6,600,296	9,209,240	16,555,757	27,956,871

Cost of revenues
Products	4,844,877	6,506,637	10,985,035	19,138,182
Services	615,674	553,451	1,901,651	1,615,767

Total cost of revenues	5,460,551	7,060,088	12,886,686	20,753,949

Gross profit	1,139,745	2,149,152	3,669,071	7,202,922

Selling and marketing	646,786	450,061	1,631,601	1,259,654
Research and product development	161,694	208,405	437,111	599,700
General and administrative	1,367,304	1,451,026	4,570,071	4,475,820
Amortization of other intangible assets	51,933	28,778	51,933	86,335

(Loss) income from operations	(1,087,972)	10,882	(3,021,645)	781,413

Interest (income), net	(11,045)	(10,205)	(22,690)	(22,276)

Net (loss) income	$(1,076,927)	$21,087	$(2,998,955)	$803,689

(Loss) earnings per share:

Basic (loss) earnings per share	$(0.08)	$0.01	$(0.22)	$0.06
Diluted (loss) earnings per share	$(0.08)	$0.01	$(0.22)	$0.06

Weighted-average shares outstanding, basic	13,646,284	13,981,101	13,447,135	13,899,857
Weighted-average shares outstanding, diluted	13,646,284	14,581,143	13,447,135	14,481,124

The accompanying notes are an integral part of these consolidated financial statements.

STEELCLOUD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended July 31,
	2004	2005

Operating activities
Net (loss) income	$(2,998,955)	$803,689

Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities:

Depreciation and amortization	445,443	661,378

Changes in operating assets and liabilities, net of
effects of acquisition:
Accounts receivable	1,102,895	4,700,018
Inventory	(84,273)	2,597,866
Prepaid expenses and other assets	(186,004)	74,126
Deferred contract costs	(202,434)	(25,422)
Accounts payable	(420,786)	(2,574,797)
Accrued expenses	75,809	158,356
Unearned revenue and other liabilities	246,349	(49,064)

Net cash (used in) provided by operating activities	(2,021,956)	6,346,150

Investing activities
Purchase of property and equipment	(325,216)	(1,542,172)
Cash paid in acquisition	(725,854)	—

Net cash used by investing activities	(1,051,070)	(1,542,172)

Financing activities
Proceeds from issuance of common stock	718,714	—
Proceeds from exercise of common stock options	566,273	237,870
Payments on notes payable	53,251	(53,987)

Net cash provided by financing activities	1,338,238	183,883
Net (decrease) increase in cash and cash equivalents
of operations	(1,734,788)	4,987,861

Cash and cash equivalents at beginning of period	8,098,221	3,108,941

Cash and cash equivalents at end of period	$6,363,433	$8,096,802

Supplemental cash flow information
Common stock issued in acquisition	$2,283,900	$—
Interest paid	$1,743	$5,457
Income taxes paid	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

STEELCLOUD, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Treasury	Accumulated	Shares
	Amount	Shares	Amount	Capital	Stock	Deficit	Total	Total

Balance at November 1, 2003	—	—	13,008,553	$13,009	$47,307,036	$(3,432,500)	$(29,153,909)	$14,733,636

Issuance of common stock
in connection with exercise
of employee incentive stock
option plan	—	—	325,649	326	492,030	—	—	492,356

Issuance of common stock
in connection with exercise
of warrants	—	—	247,525	247	718,466	—	—	718,713

Issuance of common stock
in connection with employee
stock purchase plan	—	—	24,846	25	73,893	—	—	73,918

Issuance of common stock
in connection with
acquisition	—	—	575,000	575	2,283,325	—	—	2,283,900

Net loss	—	—	—	—	—	—	(2,998,955)	(2,998,955)

Balance at July 31, 2004	—	—	14,181,573	$14,182	$50,874,750	$(3,432,500)	$(32,152,864)	$15,303,568

Balance at November 1, 2004	—	—	14,213,514	$14,214	$50,934,453	$(3,432,500)	$(31,677,757)	15,838,410

Issuance of common stock
in connection with exercise
of employee incentive stock
option plan	—	—	175,625	175	178,726	—	—	178,901

Issuance of common stock
in connection with employee
stock purchase plan	—	—	32,723	33	58,936	—	—	58,969

Net income	—	—	—	—	—	—	803,689	803,689

Balance at July 31, 2005	—	—	14,421,862	$14,422	$51,172,115	$(3,432,500)	$(30,874,068)	$16,879,969

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

The consolidated financial statements for the three and nine month periods ended July 31, 2005 and 2004 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K of the Company, which includes consolidated financial statements and notes thereto for the years ended October 31, 2004 and 2003.

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

The Company’s pro forma information follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2005	2004	2005

Net (loss) earnings, as reported	$(1,076,927)	$21,087	$(2,998,955)	$803,689
Less: Total stock based employee compensation
expense determined under the fair-value based method	88,421	720,965	243,294	1,420,267

Pro-Forma net (loss)	$(1,165,348)	$(699,878)	$(3,242,249)	$(616,578)

Basic (loss) earnings per share as reported	$(0.08)	$0.01	$(0.22)	$0.06

Basic pro-forma net (loss) per share	$(0.09)	$(0.05)	$(0.25)	$(0.04)

Diluted (loss) earnings per share as reported	$(0.08)	$0.01	$(0.22)	$0.06

Diluted pro-forma net (loss) per share	$(0.09)	$(0.05)	$(0.25)	$(0.04)

3.	Operating Leases

The Company moved its headquarters and operations facilities in April 2005. As such, the Company has executed non-cancelable leases for these new facilities. The leases expire in August 2009 and August 2014, respectively. Rent expense under these leases, which is recorded on a straight-line basis over the life of each lease, is approximately $44,000 per month. The new monthly lease amounts include certain operational and maintenance expenses above and beyond the base rent. The Company recognizes rent holiday periods, scheduled rent increases and tenant improvement allowances on a straight-line basis over the lease term beginning with the commencement date of the lease.

4.	Debt

On March 21, 2005, the Company renewed its bank line of credit that allows the Company to borrow an amount to the lesser of its collateralized cash on hand or $3.5 million. The line of credit bears interest at the LIBOR Market Index rate plus 1.25%. The line of credit is secured by all assets of the Company and expires on March 31, 2006. There were no outstanding borrowings on the line of credit at October 31, 2004 and July 31, 2005.

On February 17, 2004, the Company executed two three-year promissory notes in conjunction with the purchase of the assets of Asgard Holding LLC (“Asgard”) for an aggregate principal amount of $170,138. The promissory notes each bear interest at 4% and mature in February 2007. The Company makes monthly aggregate payments of $4,726 plus accrued interest. The outstanding balance on the two notes at October 31, 2004 and July 31, 2005 was $132,330 and $89,795, respectively.

5.	Deferred Revenue

Deferred revenue includes amounts received from customers for which revenue has not been recognized. This generally results from certain customer contracts, OEM releases, warranties, hardware maintenance and support, and consulting services. The deferred revenue associated with customer contracts and OEM releases represents payments received for milestones achieved prior to recognition of revenue. This revenue will be recognized as products are shipped. Revenues from warranties and hardware maintenance and support are recognized ratably over the service term selected by the customer. Service revenues from consulting are recognized as the services are performed.

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

For the three and nine months ending July 31, 2005, the Company had multiple contracts with one significant third party customer, Lockheed Martin. Lockheed Martin revenues were approximately 51% and 64% of total net revenues for the three and nine months ended July 31, 2005, respectively. Accounts receivable balances at October 31, 2004 and July 31, 2005 included amounts due from Lockheed Martin of approximately 63% and 29%, respectively, of total net accounts receivable.

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

OVERVIEW

SteelCloud, Inc. (the “Company”) designs and manufactures server appliances through strategic relationships with software and technology companies. Products are sold through system integrators and in collaboration with strategic partners specializing in network security solutions. The Company is also developing its own proprietary software and appliances under the SteelCloud brand. SteelCloud compliments its software and appliance solutions with professional services consulting organization.

Appliances and Servers

The Company designs and manufactures specialized servers and infrastructure solutions for large commercial and government integrators as well as for certain governmental agencies. The Company’s specialized servers are designed to meet the precise needs of volume customers and reduce the customer’s investments in logistics, integration-capacity and support. In the course of designing specialized servers, the Company often designs proprietary software to optimize overall system performance. The software provides the Company with intellectual property to differentiate future server/appliance product offerings. The Company enhances its custom-design and manufacturing offerings by providing custom supply-chain and logistics support services to its partners.

In addition, the Company integrates either its partner’s or other third-party software into the SteelCloud custom-designed server platform or appliance and manufactures the product under a co-branded name or its partner’s brand name. This allows the partner to deliver a complete turnkey solution.

Security Solutions

The Company serves the information technology security marketplace with a suite of network security products from its strategic partners. The Company sells the products to end users along with SteelCloud consulting, installation and integration services.

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

Advanced Technology

The Company has an advanced technology organization that designs and develops SteelCloud intellectual property in the form of proprietary SteelCloud software products. The Company will begin marketing these SteelCloud-brand software and appliance products during its fiscal 2005 fourth quarter. The products will be sold directly to select end user organizations and through channel partners who buy and resell the products to their end-user customers.

Significant Customer Contracts

In fiscal 2004, The Company was awarded several contracts by Lockheed Martin valued at more than $15 million for customized servers. These contracts included options for the government integrator to purchase a substantial number of additional appliances. Additional contract options were exercised early in fiscal year 2005 and the total contract value currently exceeds $22 million. For the three and nine months ending July 31, 2005, the Company recognized revenue associated with these contracts of approximately $3.6 million and $15.1 million, respectively. Given the nature of the products manufactured by the Company as well as the delivery schedules established by its partners, revenue and accounts receivable concentration by any single customer will fluctuate from quarter to quarter. Future revenues and results of operations could be adversely affected should this customer reduce its purchases, eliminate product lines or choose not to continue to buy products and services from SteelCloud.

The Company has a multiple award schedule contract with GSA (the “GSA Contract”). The Company’s GSA Contract was originally awarded in April 1996. It was renewed in fiscal 2002 and is valid through March 31, 2007. The GSA Contract enables government IT purchasers to acquire all of their requirements from a particular vendor and largely limits the competition to selected vendors holding GSA Contracts. For the three and nine month period ending July 31, 2005, the Company’s GSA Contract had sales of $1.2 million and $2.6 million, respectively, or 13% and 9%, respectively, of the Company’s total revenues.

CRITICAL ACCOUNTING POLICIES

The Company believes the following represent its critical accounting policies:

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin No, 104, “Revenue Recognition in Financial Statements” (SAB 104) on appliance and server orders. SAB 104 requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable; and (4) collectibility is reasonably assured.

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

RESULTS OF OPERATIONS

For the three and nine months ended July 31, 2005 compared to the three and nine months ended July 31, 2004

Product revenues increased to $8,457,362 and $25,605,314 for the three and nine months ended July 31, 2005 from $5,566,452 and $13,498,126 for the same period in fiscal 2004, an increase of $2,890,910 and $12,107,188, or 51.9% and 89.7%, respectively. The increase is primarily attributable to deliveries associated with several significant contracts with a federal integrator during the first nine months of fiscal year 2005. These contracts are currently valued at approximately $22 million from which the Company generated revenue of approximately $3.6 million during the third quarter of fiscal year 2005 and approximately $15.1 million for the nine month period ending July 31, 2005. These deliveries resulted in an increase in revenues of approximately $1.6 million and $12.2 million for the three and nine month periods ended July 31, 2005, as compared to the same periods in fiscal 2004. Higher demand caused an increase in OEM (Original Equipment Manufacturer) sales by approximately $460,000 and $370,000 for the three and nine month periods ending July 31, 2005, respectively, as compared to the same periods in fiscal 2004. The Company has been engaging new reselling partners in an effort to enhance and diversify its product offerings and expand its revenue base. As a result, reseller revenues increased by $330,000 for the three months ending July 31, 2005 from the same period in 2004. For the nine months ending July 31, 2005, the Company experienced a net decrease in reseller revenue of $530,000 from the same period in fiscal 2004.

Service revenues decreased to $751,878 and $2,351,557 for the three and nine months ended July 31, 2005 from $1,033,844 and $3,057,631 for the same period in fiscal 2004, a decrease of $281,966 or 27.3% and $706,074 or 23.1%, respectively. The decrease in service revenues for the three and nine month periods ended July 31, 2005 as compared to the same periods in fiscal 2004 is primarily the result of the changes in the Company’s reselling partner relationships which is a key driver of services revenues. In addition, investments in training and technical consultant staff were made in order to position the Company to enter new market segments and provide growth opportunities. As such, revenue activities have been impacted as time and resources have been required to cultivate these new relationships and develop these additional service capabilities. Service revenue associated with the acquisition of Asgard for the nine month period ending July 31, 2005 increased to approximately $465,000 from $266,000 in the same period in fiscal year 2004. No revenues associated with the Asgard acquisition were recognized in the first quarter of fiscal year 2004.

Product gross margin, as a percentage of net revenues, increased to 23.1% for the three months ended July 31, 2005 from 13.0% for the same period in fiscal 2004. Product gross margin, as a percentage of net revenues, increased to 25.3% for the nine months ended July 31, 2005 from 18.6% for the same period in fiscal 2004. The increase in gross margin for the three and nine months ended July 31, 2005 is primarily due to lower product costs realized with the significant product backlog, as the Company utilized its cash on hand and purchasing power to take advantage of product discounts, incentives and rebates available in the marketplace. In addition, start up costs associated with the Company’s contracts from fiscal year 2004 were primarily incurred during the initial delivery phase. As the Company anticipated, gross margins have increased since these initial deliveries. The Company expects gross margin as a percentage of net revenues to fluctuate from quarter to quarter as product lines expand, new products are brought to market, start up costs are incurred and new discounts, incentives and rebates become available.

The gross margin for services, as a percentage of net revenues, was 26.4% and 40.5% for the three months ended July 31, 2005 and 2004, respectively. The gross margin for services, as a percentage of net revenues, decreased to 31.3% for the nine months ended July 31, 2005 from 37.8% for the same period in fiscal 2004. The decrease in gross margin from services is the result of lower service revenue associated with the resale products during the first nine months of fiscal year 2005 as compared to the similar period in fiscal year 2004. The decrease can also be attributable to the Company’s transition of its services group from focusing on general IT to specializing in security services. Accordingly, this transformation requires high-end channel resources, significant training of these resources, pre-sales support and performing non-billable engagements to gain qualifications, all of which has had a direct impact on gross margin. As the Company deploys its new service offerings, it anticipates margin growth.

Sales and marketing expenses decreased to $450,061 for the three months ended July 31, 2005 from $646,786 for the same period in fiscal 2004, a decrease of $196,725 or 30.4%. Sales and marketing expenses decreased to $1,259,654 for the nine months ended July 31, 2005 from $1,631,601 for the same period in fiscal 2004, a decrease of $371,947 or 22.8%. Sales and marketing efforts associated with new server appliance relationships in 2004 did not generate the business results anticipated. As a result, the Company realigned its resources during fiscal 2005 to better support its more successful product lines and bring new products to market. The Company anticipates selling and marketing expenses to increase as the Company continues to support its new products and services.

Research and product development expenses increased to $208,405 and $599,700 for the three and nine months ended July 31, 2005, respectively, from $161,694 and $437,111 for the same periods in fiscal 2004, an increase of $46,711 or 28.9% for the three month period ending July 31, 2005 and $162,589 or 37.2% for the nine month period ending July 31, 2005. The increase is primarily the result of the Company intensifying its research and product development work in an effort to release new proprietary products in late fiscal year 2005. On May 3, 2005, the Company announced one of its new products, SteelCloud Audit Compliance System (ACS), which is expected to be available for customer deliveries in the Company’s fourth fiscal quarter of 2005. The Audit Compliance product incorporates patent-pending SteelCloud intellectual property. The Company collaborated with Intel Corporation to create a line of SteelCloud-branded servers based upon blade technology which was released in July 2005. The Company expects to continue to incur additional research and product development costs in future quarters as new products are brought to market.

General and administrative expenses increased to $1,451,026 for the three months ended July 31, 2005 from $1,367,304 for the same period in fiscal 2004, an increase of $83,722 or 6.1%. For the nine months ending July 31, 2005, general and administrative expenses decreased to $4,475,820 from $4,570,071 for the same period in fiscal 2004, a decrease of $94,251 or 2.1%. During the third quarter of fiscal year 2005, the Company completed its move to its new facilities and incurred non-recurring moving expenses of approximately $150,000 as well as additional rent and depreciation expenses associated with the Company’s new facilities. This increase was offset by a reduction in the Company’s professional service expense for the quarter. The nine month decrease is largely attributable to non-recurring costs such as professional services of approximately $85,000, accrued severance pay of approximately $140,000 and accrued regulatory costs of $45,000 that were incurred during the first nine months of fiscal year 2004. This decrease was partially offset by the non-recurring costs associated with the Company’s facilities move during the nine month period ending July 31, 2005. As a percentage of revenue, general and administrative expenses decreased to 16% for the three month period ending July 31, 2005 from 21% for the same period in fiscal 2004. For the nine month period ended July 31, 2005, general and administrative expenses, as a percentage of revenue, decreased to 16% from 28% for the same period in fiscal 2004. These decreases were a result of the significant revenue growth in 2005. Although the Company continues to manage its costs relative to its revenues and gross margins, additional resources will be required in order to support its new product lines. In addition, the Company expects to incur additional general and administrative expenses associated with Sarbanes-Oxley compliance. However, at present, it is difficult to predict the timing and extent of such costs to be incurred in fiscal 2005 due to the recently announced delay in the implementation date for certain provisions related to internal control reporting. Management is currently assessing the impact of this deferral on its plans.

Interest income, net, decreased to $10,205 for the three months ended July 31, 2005 from $11,045 of interest income, net, for the same period in fiscal 2004, a decrease of $840 or 7.6%. Interest income, net, decreased to $22,276 for the nine months ended July 31, 2005 from $22,690 for the same period in fiscal 2004, a decrease of $414 or 1.8%. The Company’s average cash balance, and corresponding interest income, for the three and nine month periods ending July 31, 2005 was lower than the comparable periods in fiscal year 2004. This decrease in interest income is the result of the Company’s utilization of its cash balance for its purchasing efforts undertaken to take advantage of available vendor discounts, incentives and rebates.

The Company reported net income of $21,087 and $803,689 for the three and nine months ended July 31, 2005, respectively, as compared to a net loss of $(1,076,927) and $(2,998,955) for the same period in fiscal 2004. The increase in net income for the three and nine months ended July 31, 2005 as compared to the same periods in fiscal 2004 is attributable to the Company’s increased deliveries of products associated with significant contract awards. The Company has also realigned its resources and streamlined operating costs to better position itself in its significant markets.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of working capital is cash flow from our operations. The use and availability of our cash is affected by the timing, pricing and magnitude of orders for our products, and the timing of cash outflows relating to these orders.

As of July 31, 2005, the Company had working capital of $10.1 million. The Company believes cash on hand together with cash generated from operations will provide sufficient financial resources to finance current operations of the Company during the upcoming 12 months.

For the nine months ended July 31, 2005, the Company generated $6,346,150 in cash flow from operating activities. The Company generated cash from the collection of its accounts receivables of $4,700,018 and reduction of its inventories of $2,597,866. The Company’s pimary use of cash was in the reduction of its accounts payable by $2,574,797.

For the nine months ended July 31, 2005, the Company invested $1,542,172 in property and equipment. These expenditures consisted of purchases of equipment leased to customers and improvements made to the Company’s new leased facilities.

For the nine months ended July 31, 2005, the Company generated $183,883 from financing activities. The exercise of employee stock options generated $237,870 in cash. In addition, the Company reduced its notes payable balance by $53,987.

On March 21, 2005, the Company renewed its bank line of credit that allows the Company to borrow an amount to the lesser of its collateralized cash on hand or $3.5 million. The line of credit bears interest at the LIBOR Market Index rate plus 1.25%. The line of credit is secured by all assets of the Company and expires on March 31, 2006.

In addition, the Company assumed $170,138 of Asgard’s debt by executing two three-year promissory notes. The promissory notes each bear interest at 4% and mature in February 2007. The Company makes monthly aggregate payments of $4,726 plus accrued interest. The outstanding balance on the two notes at July 31, 2005 was $89,795.

From time to time, the Company may pursue strategic acquisitions or mergers, which may require significant additional capital to satisfy unusual or infrequent expenses. In such event, the Company may seek additional financing of debt and/or equity.

Contractual Obligations and Commercial Commitments:

The Company’s significant contractual obligations as of July 31, 2005 are for debt and operating leases. In April 2005 the Company moved its headquarters and operations facilities. The total obligation for the new leases, expiring in August 2009 and August 2014, is approximately $44,000 a month. Debt by year of maturity and future rental payments under operating lease agreements are presented below. The Company does not have any purchase obligations, capital lease obligations or any material commitments for capital expenditures as of July 31, 2005. The Company has not engaged in off-balance sheet financing, commodity contract trading or significant related party transactions.

Contractual Obligations	Payments Due by Period

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Notes Payable - Current	$71,004	$71,004	—	—	—
Long Term Debt	$66,845	—	$63,859	$2,986	—
Operating Lease	$3,844,825	$615,689	$1,231,378	$896,626	$1,101,132

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 12, 2005, the Company held its 2004 Annual Meeting of Shareholders. At the annual meeting, the Company’s shareholders were asked to vote upon: (i) the election of two Class I directors, (ii) the approval of the appointment of an independent accounting firm for the ensuing year.

The following persons were elected as Board of Directors of the Company to serve until the 2007 annual meeting of shareholders by the votes next to such persons name:

	FOR	WITHHELD

Jay M. Kaplowitz	11,730,147	1,191,890
Arthur L. Money	12,564,707	357,330

Jay M. Kaplowitz and Arthur L. Money were each elected as Class I Directors and shall serve until their respective successors have been duly elected and qualified.

Grant Thornton LLP was approved to act as the Company’s independent certified public accountants for the ensuing year by the following vote:

FOR	AGAINST	ABSTAIN

12,886,704	27,185	8,148

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit 11.1	Statement of computation of earnings per share.*

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 31.2	Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 31.3	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.*

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.*

Exhibit 32.3	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.*

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

On July 15, 2005, the Company filed a report on Form 8-K pursuant to Item 8.01 “Other Events” and Item 9.01 “Financial Statements and Exhibits”.

On June 21, 2005, the Company filed a report on Form 8-K pursuant to Item 8.01 “Other Events” and Item 9.01 “Financial Statements and Exhibits”.

On June 15, 2005, the Company filed a report on Form 8-K pursuant to Item 8.01 “Other Events” and Item 9.01 “Financial Statements and Exhibits”.

On June 9, 2005, the Company filed a report on Form 8-K pursuant to Item 8.01 “Other Events” and Item 9.01 “Financial Statements and Exhibits”.

On June 6, 2005, the Company filed a report on Form 8-K pursuant to Item 8.01 “Other Events” and Item 9.01 “Financial Statements and Exhibits”.

On May 18, 2005, the Company filed a report on Form 8-K pursuant to Item 8.01 “Other Events” and Item 9.01 “Financial Statements and Exhibits”.

On May 5, 2005, the Company filed a report on Form 8-K pursuant to Item 8.01 “Other Events” and Item 9.01 “Financial Statements and Exhibits”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

September 13, 2005	STEELCLOUD, INC.

By: /s/ Thomas P. Dunne Name: Thomas P. Dunne Title: Chief Executive Officer

By: /s/ Brian Hajost Name: Brian Hajost Title: President

By: /s/ Kevin Murphy Name: Kevin Murphy Title: Chief Financial Officer

