Form 10-Q/A
period 2005-07-31
STEELCLOUD INC
filed 2005-10-21
CIK 1058027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
AMENDMENT NO.1

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

Yes [_]     No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [_]     No [X]

As of September 1, 2005 there were 14,021,862 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

The Company is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2005 ("Amendment"), as originally filed with the Securities and Exchange Commission on September 13, 2005, for the sole purpose of revising the cover page hereto to reflect that the Company is not a "shell company" as is required by the Securities and Exchange Commission's recently enacted rules and rule amendments. This Amendment No. 1 on Form 10-Q/A does not change the previously reported financial statements or any of the other disclosure contained in the original Form 10-Q. Item 6 is also being amended to add new certifications in accordance with Rule 13a-14(a) of the Exchange Act required due to this Amendment.

2

ITEM 6. EXHIBITS

(a) List of Exhibits

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 31.2	Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 31.3	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 31.4	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 +

Exhibit 31.5	Certification of President pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 +

Exhibit 31.6	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 +

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.*

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.*

Exhibit 32.3	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.*

* Previously filed. + Filed herewith.

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 21, 2005	STEELCLOUD, INC.

By: /s/ Thomas P. Dunne Name: Thomas P. Dunne Title: Chief Executive Officer

By: /s/ Brian Hajost Name: Brian Hajost Title: President

By: /s/ Kevin Murphy Name: Kevin Murphy Title: Chief Financial Officer

4