Form 10-K
period 2005-10-31
STEELCLOUD INC
filed 2006-01-30
CIK 1058027

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
Commission file number 0-24015
SteelCloud, Inc.
(Exact name of registrant as specified in its charter)

Commonwealth of Virginia	54-1890464
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14040 Park Center Road Herndon, Virginia	20171
(Address of principal executive offices)	(Zip Code)
(703) 674-5500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12 (b) of the Exchange Act

Title of each class	Name of exchange on which registered
None.
Securities registered pursuant to Section 12 (g) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $.001 par value per share	Nasdaq Capital Market
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
             Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the issuer as of January 23, 2006 was $22,307,022.

The number of shares outstanding of the registrant’s Common Stock, $.001 par value per share, on January 23, 2006 was 14,050,521.
Documents incorporated by reference:
Portions of the Definitive Proxy Statement to be filed pursuant to Regulation 14A for SteelCloud, Inc.’s annual meeting for 2005 are incorporated by reference into Part III of this Form 10-K.

STEELCLOUD, INC
2005 ANNUAL REPORT ON FORM 10-K

ITEM 1. BUSINESS
General
     SteelCloud, Inc. (the “Company”) was founded in 1987 to manufacture and market custom computers primarily to the federal government. Today the Company is principally engaged in the delivery of specialized servers and appliances, network security solutions and professional information technology (“IT”) services for both the public and private sectors.
     The Company’s custom-designed, specialized servers are developed and manufactured for large commercial and government integrators as well as certain governmental agencies. The specialized servers are designed to meet the precise needs of volume customers and reduce the customer’s investments in engineering design, logistics, integration, and support. The Company enhances its product manufacturing offerings by providing unique supply chain and logistics support services to its partners.
     In addition, the Company develops and manufactures network servers and hardened (highly secured) appliance products in collaboration with some of the industry’s premiere software companies. The Company integrates its partner’s software onto a SteelCloud custom-designed server platform and manufactures the product under its partner’s brand name. In some instances, SteelCloud proprietary management and performance optimization software is incorporated into the end product. As a result, the software partners are able to deliver complete turnkey solutions to their customers.
     The Company also delivers end-user solutions with software products from its strategic partners and certain other software providers. SteelCloud augments these software products with professional consulting services. Professional consulting services include network analysis, vulnerability assessments, service desk solutions, network infrastructure design, troubleshooting and technology integration.
     SteelCloud (the “Company” or “SteelCloud”) was originally incorporated as Dunn Computer Operating Company on July 27, 1987 under the laws of the Commonwealth of Virginia. On February 26, 1998, Dunn Computer Corporation (“Dunn”) was formed and incorporated in the Commonwealth of Virginia to become a holding company for several entities including Dunn Computer Operating Company. The Company’s other subsidiaries are International Data Products (“IDP”), acquired in May 1998, and Puerto Rico Industrial Manufacturing Operations Acquisition Corporation (“PRIMOA”), incorporated in Puerto Rico in May 1998. In October 2002, the Company discontinued the PRIMOA subsidiary and such subsidiary has been classified as “discontinued” in the financials statements for all years presented. On February 17, 2004, the Company acquired the assets of Asgard Holding, LLC (“Asgard”). The acquisition brought intellectual property (IP), engineering talent, and two pending patents to SteelCloud. On December 31, 2003, Dunn was merged with and into SteelCloud.
     Unless the context otherwise requires, the “Company” or “Dunn Computer Corporation” refers to SteelCloud, Inc., its predecessor and its subsidiaries. The principal executive offices are located at 14040 Park Center Road, Suite 210 Herndon, VA 20171. The Company’s main telephone number is (703) 674-5500. Inquiries may also be sent to SteelCloud at info@steelcloud.com for sales and general information or ir@steelcloud.com for investor relations information.
Products and Services
     The Company delivers computer products, specialized servers and appliances, professional services, network infrastructure and security solutions. The Company believes it operates in one market segment, information technology.
Server Appliances
     SteelCloud partners with leading software and technology companies to create branded, ready-to-use turnkey network server appliance solutions. By leveraging its years of experience developing and managing custom server platforms for mission-critical Department of Defense (“DOD”) and security programs, the Company is able to create a unique solution for each software partner. SteelCloud integrates the partner’s software onto a custom-designed server platform, running Linux, FreeBSD, or one of Microsoft’s operating systems. SteelCloud proprietary software, SteelWorksTM, may also be included to optimize installation, management and support of the appliance server. The goal is to deliver a unique, optimized, certified appliance that is ready-to-deploy when it arrives at the end user’s site.

     In addition, the Company offers design, support, and logistical services, thereby augmenting the partner’s internal capabilities. In essence, SteelCloud can take responsibility for those tasks necessary to successfully bring an appliance to market, but which are impractical for its software partners to perform.
     The Company believes that its approach to the server appliance market (leveraging their partner’s software development, marketing and sales efforts) enables the Company to participate in markets that it would otherwise not be able to serve. The Company also believes that the costs and risks relating to R&D (research and development) and inventory are also greatly reduced through this approach.
Specialized Servers
     The Company designs, develops, and manufactures specialized custom servers, configured with single, dual, or quad Intel or AMD processors. These servers are designed to provide solutions for customers requiring products delivering unique performance and/or the ability to withstand unusual environmental conditions. The Company compliments its custom-designed hardware with specialized software integration and logistics programs. Thus, its specialized server customers receive solutions from SteelCloud that are unavailable from traditional computer vendors.
     The Company believes that its specialized server products are best suited to address the high volume needs of the federal government. The Company teams with large federal integrators as its primary channel for delivering its specialized servers to the federal government.
Professional Consulting Services
     SteelCloud provides an array of professional IT consulting services surrounding the technology products it delivers. Consulting services include network analysis, vulnerability assessments, service desk solutions, network infrastructure design, troubleshooting and technology integration. Project management is a key component of SteelCloud’s professional services operational strategy. Following industry-standard best practices and SteelCloud’s own ISO processes, the Company’s project managers ensure that each project is delivered in accordance with the customer’s expectations and the Company’s profitability objectives. Aside from some annual support contracts, professional services are primarily delivered in the form of short-term projects.
     Consulting services are performed on a fixed-fee or hourly-labor basis at pre-negotiated rates and estimated levels of effort. SteelCloud’s fixed-rate hourly engineering services are often sold under contracts that range in duration from one month to three years. Staffing services consist of placing one or more network engineers, user-support technicians, or programmers on-site with the client. Performing as a “virtual” client employee, staffing personnel typically work under the direction of client management. Hourly rates for staffing engagements are normally lower than for project-based engagements; however, staffing contracts usually call for substantially longer periods of performance. SteelCloud’s success in this market is achieved largely due to contract renewals, new contracts for new technical requirements from both current and new customers and increasing personnel requirements from existing and new customers.
Government Contracts
     In fiscal 2005, the Company derived approximately 29% of its revenues from sales of hardware and services to the U.S. Federal, state and local government. Certain government customers reserve the right to examine the Company’s records as they relate to their contracts.
GSA Contract
     The Company has a multiple award schedule contract with GSA (the “GSA Contract”). The Company’s GSA Contract was originally awarded in April 1996. It was renewed in fiscal 2002 and is valid through March 31, 2007. The GSA Contract enables government IT purchasers to acquire all of their requirements from a particular vendor and largely limits the competition to selected vendors holding GSA Contracts. For fiscal year ended 2005, the Company’s GSA Contract had sales of $4.0 million, which accounted for approximately 11% of the Company’s revenues.

Commercial Contracts
     The Company’s commercial customer base consists of several Fortune 500 companies as well as medium-size commercial customers. The Company generated approximately $18.2 million or 50% of its total net revenues from contracts and awards with a federal integrator, Lockheed Martin, during fiscal year 2005.
     Given the nature of the products manufactured by the Company as well as the delivery schedules established by its partners, revenue and accounts receivable concentration by any single customer will fluctuate from quarter to quarter. Future revenues and results of operations could be adversely affected should a customer reduce its purchases, eliminate product lines, or choose not to continue to buy products and services from SteelCloud. The Company intends to diversify and increase its commercial customer base in the upcoming fiscal year.
     In fiscal years 2003, 2004 and 2005, the Company and Computer Associates, Inc. (“CA”) collaborated through an original equipment manufacturer “OEM” contract to deliver a family of hardened, ready-to-deploy, point-solution security appliances. By the end of 2005, market demand had shifted away from those products. Consequently, the program was de-emphasized and appropriate actions taken to align expenses accordingly. In fiscal 2005, the CA original equipment manufacturer “OEM” agreement was renewed in anticipation of new multifunction appliance products. In 2005, CA and SteelCloud continued to work together to serve the commercial market place through significant joint marketing and sales programs both in the Washington, D.C. and South Florida metropolitan market areas.
     During fiscal 2005, the Company expanded its base of OEM customers with two new major OEM contracts. One of these new customers immediately placed an initial $800,000 order for SteelCloud-manufactured appliances. Deliveries for the second new significant OEM customer commenced at the end of fiscal year 2005.
     The Company also serves the commercial market place with products from its strategic partners such as those from McAfee, Network General, CA, and Front Range. These offerings are often augmented with SteelCloud professional consulting services.
     In fiscal 2005, the Company expanded its OEM agreement with Microsoft Corporation to include licensing for new Microsoft operating systems needed by its customers. In addition, the Company developed SteelWorksTM, proprietary software for the OEM market. SteelWorksTM simplifies the installation, management, and support of a server appliance. The Company has already delivered the software to one of its new OEM customers.
Manufacturing and Production
     SteelCloud’s manufacturing and production operations are capable of assembling in excess of 100,000 systems per year in its existing Herndon, Virginia facility on a three-shift basis. Production is currently operating on a single shift basis. In fiscal year 2005, the Company relocated its office and manufacturing facilities. The Company executed non-cancelable leases for its new headquarters and operations facilities, which commenced occupancy in April 2005. These two new facilities are located in close proximity to SteelCloud’s previous facility.
     SteelCloud’s quality management system has been ISO 9001:2000 certified since April 2004. ISO 9001:2000 certification is an assurance that a company is dedicated to maintaining a quality management system, and has procedures in place for continuous quality improvement in all aspects of the organization’s business. The Company has demonstrated its commitment to its quality management system by passing three subsequent ISO Surveillance Audits. The Company believes this certification was a factor in several new contract wins.
Competition and Marketing
     The markets for the Company’s products and services are highly competitive. Many of the Company’s competitors offer broader product lines, have greater economies of scale, and may have more substantial financial, technical, marketing, and other resources. These competitors may benefit from earlier market entry, volume purchasing advantages, and product and process technology license arrangements that are more favorable in terms of pricing and availability than the Company’s arrangements.
     The Company competes with a large number of custom computer manufacturers, resellers and IT services companies. The Company believes it is likely that these competitive conditions will continue in the future. There can be no assurance the Company will continue to compete successfully against existing or new competitors that may enter markets in which the Company operates.
     The Company’s principal competitors in the specialized server markets are companies specializing in building server products and providing some level of integration services.

Federal Government Market
     The Company sells its strategic partner’s software products directly into the federal government markets. Strategic partner products come from Microsoft, CA, McAfee, Network General, BMC, Big Fix, Intel, and others. In addition, the Company provides consulting services to compliment the software products along with consulting project work and staffing services. The Company’s custom computer systems are primarily sold into this market as well.
     Sales to the federal government are realized through the Company’s own GSA schedule, via the GSA schedules of its strategic partners and through federal government market integrators. The GSA’s Federal Supply Services Schedule is a list of pre-approved vendors from which the government and/or federal agencies may purchase goods and services. SteelCloud’s GSA Schedule GS-35F-4085D is a very effective procurement vehicle for the Company. Sales from this contract have historically exceeded 10% of the Company’s annual net revenues.
     The Company believes the government’s selection criteria for vendor selection consist of price, quality, familiarity with the vendor, and size and financial capability of the vendor. The government has increased the amount of IT products acquired through the GSA Schedule. The Company’s GSA Schedule provides the government with a broad range of IT products and consulting services.
Commercial Market
     The information technology industry is ever changing. Industry pricing is very aggressive and the Company expects pricing pressures to continue. The industry is also characterized by rapid changes in technology and customer preferences, short product life cycles, and evolving industry standards.
     The commercial market for the Company’s IT products and services is highly fragmented, served by thousands of small value-added resellers, specialized manufacturers, software companies and consulting services firms. Many of these companies service a small geographic area and resell national brand computers, network hardware, and/or software.
     SteelCloud software solutions offerings are differentiated in the commercial and federal government markets with technical expertise and professional consulting services. The Company believes its solutions and consulting services group competes effectively in the Washington, D.C. and South Florida metropolitan markets because of its technical know-how, market knowledge and broad range of products from its strategic partners; e.g., Microsoft, CA, McAfee, Network General, BMC, Big Fix, Intel, and others. The Company believes that its ability to integrate its server systems with networking products also gives its consulting services group a competitive advantage.
OEM Market
     In the OEM server appliance market, the principal elements of competition are product reliability, quality, customization, price, customer service, technical support, value-added services, and product availability. The Company distinguishes its OEM server appliance offerings with specialized services such as engineering design, configuration management, logistics, supply chain management and fulfillment services. In addition, the Company has developed SteelWorksTM, proprietary software for this market that allows its OEM customers to deliver appliances that are easy-to-install, self-managed, and easily upgraded.
Marketing
     The Company markets its products and services to software companies, federal integrators, select commercial accounts, and state, federal, and local government agencies. The Company uses an in-house sales force and program managers to market its products and services. The products and services are marketed worldwide, either directly through its own sales personnel, or through the marketing organizations of its appliance and software solutions partners. The Company believes that marketing is important in all of its markets.
     Strong customer relationships are critical to the Company’s success. The Company believes that a key to building customer loyalty is a team of knowledgeable and responsive account managers with a professional technical and support staff. The Company assigns each customer a trained account manager, to which subsequent calls to the Company are directed. The account manager is augmented with a program manager for SteelCloud’s larger customers. The Company believes that these strong one-on-one relationships improve the likelihood the customer may consider the Company for future purchases. The Company intends to continue to provide its customers with products and technical services that offer the customer the best possible return on investment.

     The Company uses electronic commerce technologies in its marketing efforts and expects its customers will continue to utilize these technologies. Prospective SteelCloud customers also use the Internet to advertise new business opportunities. The Company also uses the Internet to research and reference vendor information. The Company maintains an Internet website containing its GSA catalogue and product offerings.
Research & Product Development
     In fiscal 2003, the Company undertook initiatives to enhance its proprietary product offerings. Accordingly, the Company commenced research and development (“R&D”) activities associated with the new product offerings in the second quarter of fiscal 2003.
     In June 2003, as part of its OEM agreement with CA, the Company enhanced it appliance products with proprietary SteelCloud Secure Console (“SC2”) software which optimized performance and provided facilities for remote appliance management. In 2005, the Company expanded upon its earlier SC2 software with SteelWorksTM, new SteelCloud software that simplifies installation, management and support for the Company’s OEM appliances.
     In fiscal 2004, following the acquisition of Asgard Holding, the Company established an Advanced Technology Group for the purpose of developing proprietary network security software products. In 2005, the Company started developing its SteelCloud Audit Compliance System (“ACS”), a Windows based auditing and incident investigation product. The product is targeted for organizations affected by legislation such as Sarbanes Oxley, Gramm-Leach-Bliley, HIPAA, etc. With ACS, organizations can reduce the time and cost required to demonstrate to their outside auditors that they have adequate internal controls in place to safeguard sensitive financial and customer information.
     SteelCloud software can be marketed under the SteelCloud brand exclusively and sold with or without accompanying SteelCloud designed and manufactured appliances. By investing in product development, the Company believes it will have more control over the functionality and marketing of its products. The Company also believes that its intellectual property will increase the competitiveness of its offerings and improve product margins.
Suppliers
     The Company devotes significant resources to establishing and maintaining relationships with its key suppliers and when possible, purchases directly from component manufacturers such as Intel and SuperMicro. The Company also purchases multiple products directly from large national and regional distributors such as Synnex, Ingram Micro, Avnet, and Bell Microproducts.
     Certain suppliers provide the Company with incentives in the form of discounts, rebates, credits, cooperative advertising, and market development funds. The Company must continue to obtain products at competitive prices from leading suppliers in order to provide competitively priced products for its customers. The Company believes its relationships with its key suppliers to be good and believes that generally, there are multiple sources of supply available should the need arise. In the event the Company is unable to purchase components from existing suppliers, the Company has alternative suppliers it can rely upon.
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
     In fiscal 2003, the Company undertook initiatives to enhance its proprietary product offerings. Accordingly, the Company commenced its research and development (“R&D”) activities associated with the new product offerings in the second quarter of fiscal 2003.

     In fiscal 2004, following the acquisition of Asgard Holding, the Company established an Advanced Technology Group for the purpose of developing proprietary network security software products. These SteelCloud products can be marketed under the SteelCloud brand exclusively and sold with or without accompanying SteelCloud designed and manufactured network security appliances. By investing in product development, the Company believes it will have more control over the functionality and marketing of its products. The Company also believes that the resulting intellectual property will increase the competitiveness of its offerings and improve product margins. During fiscal 2005, the Company incurred research and development costs of $998,832. The Company will continue to incur costs for product development in the future.
     In fiscal 2005, the Company won two of its pending patents with the U.S. Patent and Trademark office: one for wireless network security and another for intrusion detection technology. U.S. patent application #10/208,485 filed July 30, 2002 has been allowed and a notice of allowance has been received by the Company. It is expected that the patent will be issued from this application on or before June 20, 2006. In addition, in 2006, the Company will be filing a divisional patent application for remaining claims from this patent now allowable under new changes of the law.
     The Company also received a notice of allowance issued by the Patent office for its U.S. patent application #10/329,232. It is expected that the patent from this application will be issued around May 1, 2006. The Company also has additional patents pending.
     The Company conducts its business under the trademarks and service marks of “SteelCloud,” “SteelCloud Company” and “Dunn Computer Corporation.” The Company believes its copyrights, trademarks and service marks have significant value and are an important factor in the marketing of its products.
Employees
     As of October 31, 2005, the Company had 89 employees. Of this total, 3 were employed in an executive capacity, 17 in sales and marketing, 15 in administrative capacities, 31 in technical and/or services and 23 in operations. As of January 23, 2006, the Company had 90 employees. None of the Company’s employees are covered by a collective bargaining agreement. The Company considers its relationships with its employees to be good.
     The Company believes its future success depends in large part upon its continued ability to attract and retain highly qualified management, technical, and sales personnel. The company has an in-house training and mentoring program to develop its own supply of highly qualified technical support specialists. There can be no assurance, however, that the Company will be able to attract and retain the qualified personnel necessary for its business.
ITEM 2. PROPERTIES
     In April 2005, the Company moved its headquarters and operations. The two new facilities are located in Herndon, Virginia and are in close proximity to SteelCloud’s previous facility. The Company currently leases approximately 24,000 square feet for its operations facility and approximately 19,000 square feet for its headquarters. Monthly rent for both the operations and headquarters leases, which expire in August 2014 and August 2009, respectively, is approximately $44,000 inclusive of operating expenses. Prior to April 2005, the Company leased approximately 35,000 square feet at its facility in Dulles, Virginia, which was used as its principal executive offices, for manufacturing and administrative service. The Company paid approximately $29,000 per month, not including operating expenses, in rent for this facility until the lease expired in April 2005. In addition, the Company leases office space in Ft. Lauderdale to house its Advance Technology Group (“ATG”). The monthly rent associated with this lease, which expires in July 2009, is approximately $6,000. SteelCloud believes that its facilities are adequate for its operations.

ITEM 3. LEGAL PROCEEDINGS
     On July 31, 1998, the Company received notice from the SBA that it was denying the request of the U.S. Air Force to waive the requirement to terminate IDP’s Desktop V contract for the convenience of the government upon the change in control of IDP to the Company. The Company appealed the denial of the SBA to the SBA’s Office of Hearings and Appeals. On August 31, 1999, the SBA denied the appeal and ruled that the U.S. Air Force must terminate-for-convenience the Desktop V contract. Prior to this ruling by the SBA, the U.S. Air Force determined not to exercise any of the remaining option years under the Desktop V contract on May 1, 1999. In October 1999, the U.S. Air Force issued a termination-for-convenience letter to the Company. Under a termination-for-convenience, the government is required generally to reimburse a contractor for all costs incurred in the performance of the contract. The Company is in the process of attempting to recover from the government a portion or all of unreimbursed costs associated with the Desktop V Contract. No assurances can be given that the Company will be successful in recovering any costs associated with this matter.
     Other than the above, the Company has no material litigation pending.
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

PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Market Information
     Prior to the quotation of the Company’s Common Stock beginning on April 22, 1997, there was no established trading market for the Company’s common stock. The Company’s Common Stock is listed on The NASDAQ Stock Market, Inc.’s Capital Market. The Company changed its symbol from “DNCC” to “SCLD” on October 19, 2000. The following table sets forth the high and low selling prices as reported on the NASDAQ Capital Market through January 23, 2006, for each fiscal quarter during the fiscal years ended October 31, 2005 and 2004, as well as for the first quarter of fiscal 2006 through January 23, 2006. These quotations reflect inter-dealer prices without retail mark-up, markdown, or commission and may not represent actual transactions.

	Fiscal 2004
	High	Low

First Quarter	$5.12	$3.75
Second Quarter	$3.81	$2.07
Third Quarter	$3.21	$2.08
Fourth Quarter	$2.46	$1.97

	Fiscal 2005
	High	Low

First Quarter	$2.79	$1.85
Second Quarter	$3.09	$2.21
Third Quarter	$2.91	$2.12
Fourth Quarter	$2.65	$1.95

	Fiscal 2006
	High	Low

First Quarter (through January 23, 2006)	$2.28	$1.81
     On January 23, 2006, the closing price of the Company’s Common Stock as reported on The NASDAQ Capital Market was $1.81 per share. There were approximately 5,100 shareholders of the Common Stock of the Company as of such date.
     The Company has not paid cash dividends on its Common Stock and does not intend to do so in the foreseeable future.
Recent Sales of Unregistered Stock
     On October 24, 2003, SteelCloud, Inc. sold 1,887,500 shares of its common stock to private and institutional investors in a private placement transaction at a price of $4.00 per share. SteelCloud, Inc. received gross proceeds of $7,550,000 in connection with this transaction. Brean Murray & Co., Inc. and Ferris, Baker Watts, Incorporated acted as co-placement agents in connection with this private offering. The co-placement agents received an aggregate of $437,500 and 107,422 warrants to purchase shares of our common stock as commissions in connection with this offering. Additionally, in connection with this transaction, SteelCloud, Inc. issued an aggregate of 493,359 and 85,938 warrants at an exercise price of $5.81 and $4.00 per share, respectively, which are exercisable until October 24, 2008. The securities were sold pursuant to an exemption from registration provided by section 4(d) of the Securities Act.
     On February 17, 2004, the Company completed its acquisition of the assets of Asgard Holding, LLC (“Asgard”) an internet security product and service company. In exchange for the assets of Asgard, which included intellectual property and patent-pending technology, the Company paid cash of $630,015, issued 575,000 shares of SteelCloud common stock valued at $2,283,900 and incurred approximately $50,000 of direct costs associated with the transaction. The value of SteelCloud common stock issued was determined in accordance with SFAS No. 141 by taking the average market price over the 2-day period before and after the terms of the acquisition were agreed to and announced.

ITEM 6. SELECTED FINANCIAL DATA
SELECTED CONSOLIDATED FINANCIAL DATA
(In thousands, except per share data)
     The following selected consolidated financial data of SteelCloud, which has been restated as noted below, should be read in conjunction with the consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The consolidated statement of operations data set forth below with respect to the fiscal years ended October 31, 2003, 2004 and 2005 and the consolidated balance sheet data as of October 31, 2004 and 2005 is derived from and is referenced to the audited consolidated financial statements, as restated, of SteelCloud included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data set forth below with respect to the fiscal years ended October 31, 2001 and 2002 and the consolidated balance sheet data as of October 31, 2001, 2002 and 2003 is derived from audited consolidated financial statements of SteelCloud, as restated, not included in this annual report.
     In addition to the restatement data contained in Note 2 of “Notes to Consolidated Financial Statements” in this Form 10-K, the balance sheet data presented below for the fiscal year ended October 31, 2003 has been restated. The restatement in fiscal year 2003 resulted from the reclassification of warrants initially issued in October 2003 as equity to a liability.

	Year ended October 31,
	2001	2002	2003	2004	2005
				(Restated)

Consolidated Statement of Operations Data:
Net revenues	$25,791	$29,157	$33,043	$28,169	$36,475
Costs of revenues	19,407	22,163	26,353	21,996	27,864
Gross profit	6,384	6,994	6,690	6,173	8,611
Selling, general and administrative, research and development, and amortization	5,075	6,481	6,321	8,558	8,789
Income (loss) income from operations	1,309	513	369	(2,385)	(178)
Other (expense) income, net	(184)	(222)	(5)	(139)	48
Gain from change in warrant liability	—	—	—	1,643	—
Income (loss) from continuing operations before income taxes and extraordinary gain	1,125	291	364	(881)	(130)
Provision (benefit from) for income taxes	102	(280)	—	—	—
Income (loss) before extraordinary gain and discontinued operations	1,023	571	364	(881)	(130)
Cumulative effect of change in accounting principle	(576)	—	—	—	—
Preferred stock dividends	(112)	—	—	—	—
Increase to income available to common stockholders from repurchase of preferred stock	721	—	—	—	—
Net (loss) from discontinued operations	(9)	(1,686)	(144)	—	—
Net income (loss) available to common stockholders	$1,047	$(1,115)	$220	$(881)	$(130)
Basic income (loss) per share	$0.10	$(0.11)	$0.04	$(0.07)	$(0.01)
Income (loss) per share assuming dilution	$0.08	$(0.11)	$0.03	$(0.07)	$(0.01)
Weighted average shares outstanding	10,111	9,948	10,241	13,450	13,904
Weighted average shares outstanding assuming dilution	12,463	9,948	10,962	13,450	13,904
Pro forma basic earnings (loss) per share assuming the accounting change is applied retroactively	$0.16	$(0.11)	$0.04	$(0.07)	$(0.01)
Pro forma earnings (loss) per share assuming the accounting change is applied retroactively, assuming dilution	$0.08	$(0.11)	$0.03	$(0.07)	$(0.01)

	At October 31,
	2001	2002	2003	2004	2005
			(Restated)	(Restated)

Consolidated Balance Sheet Data:
Working capital	$7,349	$3,856	$11,998	$9,867	$9,182
Total assets	17,134	17,633	19,761	22,731	21,053
Long-term debt	3,837	60	66	141	224
Liability associated with warrants	—	—	2,192	549	—
Total liabilities	9,736	10,876	7,219	7,442	5,055
Stockholders’ equity	7,398	6,757	12,542	15,289	15,997

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
     Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, risks associated with the integration of businesses following an acquisition, concentration of revenue from one source, competitors with broader product lines and greater resources, emergence into new markets, the termination of any of the Company’s significant contracts or partnerships, the Company’s inability to maintain working capital requirements to fund future operations or the Company’s inability to attract and retain highly qualified management, technical and sales personnel.
OVERVIEW
     Founded in 1987, SteelCloud, Inc. designs and manufactures turnkey servers for system integrators and software companies (OEMs) who need to deliver their specialized applications and software products on leading-edge, configuration managed, integrated hardware platforms. In addition, the Company sells security and infrastructure products offered by its strategic partners. In many cases, the Company augments these products with SteelCloud professional IT consulting services. The Company provides IT support services to the public sector as well as to commercial customers.
     To extend its network security offerings, the Company acquired the assets of Asgard Holding, LLC on February 17, 2004. As a result of the acquisition, management believes SteelCloud is better positioned to define and control proprietary product features and services from its own intellectual property. With this purchase, the Company has also acquired the technical knowledge base and resources to design and develop proprietary products. The Company’s Audit Compliance System (ACS) product is a direct result of the Asgard acquisition.
RESTATEMENT
     As more fully described in Note 2 of “Notes to Consolidated Financial Statements” of this Annual Report on Form 10-K, the previously-issued financial information contained herein for the fiscal years 2003 and 2004 has been restated to properly reflect treatment of warrants containing liquidated damages associated with registration rights. The Company determined that the value associated with warrants issued to investors in connection with our private placement transaction completed in October 2003 should have been classified as a liability at October 31, 2003 and 2004 and adjusted at each balance sheet date to the warrant’s fair market value with the resulting change impacting earnings. The effect of the reclassification of the warrants as a liability on the 2004 financial statements was to record a gain in fiscal 2004 for the change in the warrant’s value of approximately $1.6 million or $.12 per share, the gain representing the change in value of the warrants during fiscal 2004. As a result, the Company’s previously reported net loss of $2,523,848 in fiscal 2004 has been restated to reflect a net loss of $880,940 for fiscal 2004. The liability associated with the value of the warrants was $2,192,118 and $549,210 at October 31, 2003 and 2004, respectively. In fiscal 2005, the warrants qualify for equity treatment and were reclassified to stockholders equity. The restatement had no impact on any previously reported fiscal 2005 results.
The Company notes that regardless of the financial statement presentation of the warrants as a liability, the Company never paid any amounts to cash settle any warrant, the gain reported in our fiscal 2004 restated financial statements for the change in warrant value was non-cash, and its exposure to the payment of liquidated damages expired in fiscal 2005, hence the reclassification of the warrants back to stockholders’ equity in that period. All accounting information included in Management’s Discussion and Analysis of Financial Condition and Results of Operations has been revised to properly reflect the restatement.

FISCAL 2005
Significant Contracts
     In May 2004, the Company was awarded contracts by Lockheed Martin, a government integrator, valued at more than $15 million for customized servers. The contracts included options for the government integrator to purchase additional appliances. Additional contract options were exercised early in fiscal year 2005 and the total value of these contracts exceeded $22 million. The Company began making shipments for these contracts during the three-month period ending July 31, 2004 (the Company’s fiscal third quarter) and completed deliveries in June 2005. For the fiscal year 2005, the Company recognized revenue associated with these contracts of approximately $15.1 million. Given the nature of the products manufactured by the Company as well as the delivery schedules established by its partners, revenue and accounts receivable concentration by any single customer will fluctuate from quarter to quarter. Future revenues and results of operations could be adversely affected should this customer reduce its purchases, eliminate product lines, or choose not to continue to buy products and services from SteelCloud.
Research & Product Development
     In fiscal 2003, the Company undertook initiatives to enhance its proprietary product offerings. Accordingly, the Company commenced its research and development (“R&D”) activities associated with the new product offerings in the second quarter of fiscal 2003.
     In fiscal 2004, following the acquisition of Asgard Holding, the Company established an Advanced Technology Group for the purpose of developing proprietary network security software products. These SteelCloud products can be marketed under the SteelCloud brand exclusively and sold with or without accompanying SteelCloud designed and manufactured network security appliances. By investing in product development, the Company believes it will have more control over the functionality and marketing of its products. The Company also believes that the resulting intellectual property will increase the competitiveness of its offerings and improve product margins. During fiscal 2005, the Company incurred research and development costs of $998,832. The Company will continue to incur costs for product development in the future.
     In fiscal 2005, the Company won two of its pending patents with the U.S. Patent and Trademark office: one for wireless network security and another for intrusion detection technology. U.S. patent application #10/208,485 filed July 30, 2002 has been allowed and a notice of allowance has been received by the Company. It is expected that the patent will be issued from this application on or before June 20, 2006. In addition, in 2006, the Company will be filing a divisional patent application for remaining claims from this patent now allowable under new changes of the law.
     The Company also received a notice of allowance issued by the Patent office for its U.S. patent application #10/329,232. It is expected that the patent from this application will be issued around May 1, 2006. The Company also has additional patents pending.
Facilities Upgrade
     In April 2005, the Company’s lease at its Dulles, VA facility expired. Consequently, the Company executed non-cancelable leases for new headquarters and operations facilities and, in April 2005, moved into its new facilities. The two new facilities, located in Herndon, VA are located in close proximity to SteelCloud’s previous facility.
ISO 9001:2000 Certification
     The Company’s quality management system has been ISO 9001:2000 certified since April 2004. ISO 9000:2001 certification means that the Company’s management system has been audited by an authorized, independent third party and verified that it conforms to the quality management standards of the International Organization for Standardization (ISO). The Company has demonstrated its commitment to its quality management system by passing three subsequent ISO Surveillance Audits.

Lockheed Martin Star Supplier Award
     In June 2005, SteelCloud was awarded a STAR Supplier Facility Award by Lockheed Martin Corporation for “maintaining the highest performance standards in quality, delivery, affordability, and management”. The management processes and procedures dictated by the Company’s ISO 9001:2000 certified quality management system were major reasons why the Company has won this highly coveted award. ISO 9001:2000 certification means that the Company’s processes and procedures are repeatable and meet the highest quality standards repeatedly. As a STAR Supplier, the Company gains added visibility across the entire Lockheed Martin Corporation.
Critical Accounting Policies
     The Company believes the following represent its critical accounting policies:
Revenue Recognition
     The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, corrected copy (SAB 104). Generally, SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.
     Effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, the Company has adopted EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” Issued in December 2002, EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. This Issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. This Issue does not change otherwise applicable revenue recognition criteria. The provisions of EITF 00-21 have not had a material impact on the Company’s financial statements.
     Hardware products sold are covered by a warranty for periods ranging from one to three years. The Company accrues a warranty reserve for estimated costs to provide warranty services. The Company’s estimate of costs to service its warranty obligations is based on historical experience and expectation of future conditions. To the extent the Company experiences increased warranty claim activity or increased costs associated with servicing those claims, its warranty accrual will increase resulting in decreased gross profit.
     For technology support services under time and material contracts, the Company recognizes revenue as services are provided based on contracted rates and materials are delivered.
Segment Reporting
     FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information,” also establishes a quantitative threshold, whereby an enterprise should report separately information about an operating segment if its reported revenue is 10% or more of the combined revenue of all reported operating segments. The Company is organized on the basis of products and services. However, the Company does not evaluate the performance of its segments based on earnings. The Company’s chief operating decision maker is the Company’s President. While the President is apprised of a variety of financial metrics and information, the President makes decisions regarding how to allocate resources and assess performance based on a single operating unit.

Recently Issued Accounting Pronouncements
     On June 1, 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections” (FAS 154), a replacement of APB No. 20, “Accounting Changes” and FASB SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” FAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting of a change in accounting principle. This statement establishes that, unless impracticable, retrospective application is the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. It also requires the reporting of an error correction which involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of FAS 154 will have a material impact on its results of operations or financial condition.
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (FAS 123R). FAS 123R will require that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. FAS 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (FAS 123). FAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. In April 2005, the Securities and Exchange Commission amended the compliance dates for implementing FAS 123R. Public entities (other than those filing as small business issuers) will be required to apply FAS 123R effective as of the beginning of the next fiscal year that begins after June 15, 2005, with early adoption encouraged. The Company will adopt FAS 123R on November 1, 2005 and intends to apply the modified prospective method upon adoption. As of October 31, 2005, the Company had 317,000 unvested options outstanding. The Company anticipates that the expense for stock based compensation in future periods for these unvested options will be less than $600,000.
Accounting for Income Taxes
     The Company accounts for income taxes using the liability method. In doing so, the future tax consequences of temporary differences and net operating losses result in deferred tax assets and liabilities, subject to a valuation allowance against deferred tax assets when realization is uncertain. As of October 31, 2005, the Company has recorded a valuation allowance of approximately $14.2 million against the total deferred tax asset of $14.6 million, based upon its evaluation of future estimates of taxable income. The Company’s evaluation included consideration of projected near-term earnings based on its backlog, customer relationships and operating environment.

Results of Operations
     The following table sets forth for the fiscal years ended October 31, 2001, 2002, 2003, 2004 and 2005, certain income and expense items of SteelCloud as a percentage of net revenues.

	2001	2002	2003	2004	2005
				(Restated)

Net revenues	100.00%	100.00%	100.00%	100.00%	100.00%
Costs of revenues	75.25%	76.01%	79.76%	78.09%	76.39%
Gross profit	24.75%	23.99%	20.24%	21.91%	23.61%
Selling, general and administrative, research and development, and amortization	19.68%	22.23%	19.13%	30.38%	24.10%
Income (loss) from operations	5.08%	1.76%	1.11%	(8.47)%	(0.49)%
Other (expense) income	(0.71)%	(0.76)%	(0.01%)	(0.49)%	0.13%
Gain from change in warrant liability	—	—	—	5.83%	—
Income (loss) before income taxes	4.36%	1.00%	1.10%	(3.13)%	(0.36)%
Provision (benefit from) for income taxes	0.40%	(0.96)%	—	—	—
(Loss) income from discontinued operations	(0.03)%	(5.78)%	(0.44)%	—	—
Net income (loss) to common stockholders	4.06%	(3.82)%	0.67%	(3.13)%	(0.36)%
Fiscal Year Ended October 31, 2005 Compared to Fiscal Year Ended October 31, 2004
     Net revenues of SteelCloud for fiscal year ended October 31, 2005 (“fiscal 2005”) increased approximately 30% to $36.5 million from $28.2 million for fiscal year ended October 31, 2004 (“fiscal 2004”). Product revenues increased to $33,350,867 for the fiscal year 2005 from $24,155,872 for the same period in fiscal 2004, an increase of $9,194,995 or 38.1%. The increase is primarily attributable to deliveries associated with several significant contracts with a federal integrator during fiscal year 2005. These contracts, valued at approximately $22 million, generated revenue of approximately $15.1 million during fiscal year 2005. These deliveries resulted in a total increase in integrator product revenues of approximately $6.0 million in fiscal year 2005 as compared to fiscal year 2004. Higher demand caused an increase in OEM (Original Equipment Manufacturer) product sales by approximately $1.5 million during fiscal year 2005 as compared to fiscal 2004. The Company has been engaging new channel partners in an effort to enhance and diversify its product offerings and expand its revenue base. As a result, solution product revenues increased by $1.7 million in fiscal year 2005 from fiscal year 2004.
     Service revenues decreased to $3,123,790 during fiscal year 2005 from $4,013,333 during fiscal year 2004, a decrease of $889,543 or 22.2%. The decrease in service revenues in fiscal year 2005 when compared to fiscal year 2004 is primarily the result of the changes in the Company’s channel partner relationships, a key driver of services revenues. In addition, investments in training and technical consulting staff were made in order to position the Company to enter new market segments and provide future growth opportunities. As such, revenue activities have been impacted as time and resources have been required to cultivate these new relationships and develop these additional service capabilities. Service revenue associated with the acquisition of Asgard increased to approximately $560,000 in fiscal year 2005 from $375,000 in fiscal year 2004. No revenues associated with the Asgard acquisition were recognized in the first quarter of fiscal year 2004.
     Product gross margin, as a percentage of net revenues, increased to 22.8% in fiscal year 2005 from 19.3% for fiscal year 2004. The increase in gross margin in fiscal year 2005 is primarily due to lower product costs realized with the shipment of significant product backlog, as the Company utilized its cash on hand and purchasing power to take advantage of product discounts, incentives, and rebates available in the marketplace. In addition, start up costs associated with the Company’s contracts from fiscal year 2004 were primarily incurred during the initial delivery phase. The Company’s anticipated gross margins have increased since these initial deliveries. The Company expects gross margin as a percentage of net revenues to fluctuate from quarter to quarter as product lines expand, new products are brought to market, start up costs are incurred and new discounts, incentives and rebates become available.

     The gross margin for services, as a percentage of net revenues, decreased to 32.2% in fiscal year 2005 from 38.0% in fiscal year 2004. The decrease in gross margin from services is the result of lower service revenue associated with the channel products during fiscal year 2005 as compared to fiscal year 2004. The decrease is also attributable to the Company’s transition of its services group from focusing on general information technology to specializing in security services. Accordingly, this specialization requires high-end channel resources, significant training of these resources, pre-sales support, and performing non-billable engagements to gain qualifications, all of which has had a direct impact on gross margin. As the Company deploys its new service offerings, it anticipates margin growth.
     Selling and marketing expense decreased in fiscal 2005 by 12.7% to approximately $1.87 million from approximately $2.14 million for fiscal 2004. Sales and marketing efforts associated with new server appliance relationships in 2004 did not generate the business results anticipated. As a result, the Company realigned its resources during fiscal 2005 to better support its more successful product lines and bring new products to market. The Company anticipates selling and marketing expenses to increase as the Company continues to support its new products and services.
     Research and product development expenses increased in fiscal 2005 by 65.2% to approximately $999,000 from $605,000 for fiscal 2004. The increase is primarily the result of the Company intensifying its research and product development work in an effort to release new proprietary products in early fiscal year 2006. On May 3, 2005, the Company announced one of its new products, SteelCloud Audit Compliance System (ACS), which is expected to be available for customer deliveries in the Company’s in fiscal year 2006. The Audit Compliance product incorporates patent-pending SteelCloud intellectual property. The Company also collaborated with Intel Corporation to create a line of SteelCloud-branded servers based upon blade technology, which was released in July 2005. During 2005, SteelCloud also invested in developing proprietary software for its server appliance products. These software utilities simplify the installation, management, and support of a SteelCloud server appliance. The Company expects to continue to incur additional research and product development costs in future quarters as new products are brought to market.
     General and administrative expense for fiscal 2005 increased 1.7% to $5.81 million from $5.71 million for fiscal 2004. In the third quarter of fiscal year 2005, the Company completed its move to its new facilities and incurred non-recurring moving expenses of approximately $150,000 as well as additional rent and depreciation expenses associated with the Company’s new facilities. This increase was offset by a reduction in the Company’s professional service expense in fiscal year 2005. As a percentage of net revenues, general and administrative expense decreased to 16% for fiscal 2005 from 20% for fiscal 2004. This decrease was a result of the significant revenue growth in 2005. Although the Company continues to manage its costs relative to its revenues and gross margins, additional resources will be required in order to support its new product lines. In addition, the Company expects to incur additional general and administrative expenses associated with Sarbanes-Oxley compliance. However, at present, it is difficult to predict the timing and extent of such costs to be incurred in fiscal 2006 due to the recently announced delay in the implementation date for certain provisions related to internal control reporting. Management is currently assessing the impact of this deferral on its plans.
     Other income, including interest, for fiscal 2005 decreased to $48,000 from approximately $1,500,000 of other income in fiscal year 2004, as restated. The change was due to terminated merger costs incurred in fiscal year 2004 of approximately $169,000 associated with the Company’s attempted acquisition of V-One. In addition, the Company recognized $1,642,908 of income to reflect the change in the value of warrants which were classified as a liability in fiscal 2004 but were reclassified to equity in 2005. There was not a material change in the value of the warrants in fiscal 2005 prior to the reclassification.
     Net loss available to common shareholders decreased in fiscal 2005 to $129,654 from $880,940, as restated, in fiscal 2004. The decrease in net loss in fiscal year 2005 as compared to fiscal year 2004, as restated, is attributable to the Company’s increased deliveries of products associated with significant contract awards. The Company has also realigned its resources and streamlined operating costs to better position itself in its significant markets. As of October 31, 2005, the Company had approximately $37.1 million in net operating loss carryforwards, which expire between 2012 and 2025. As of October 31, 2005, the Company has recorded a valuation allowance of approximately $14.2 million against the total deferred tax asset of $14.6 million. The portion of the valuation allowance for which subsequently recognized benefits will increase stockholders’ equity was $.8 million. In evaluating the recoverability of its deferred tax assets, the Company considered projected near-term earnings based on its backlog, customer relationships and operating environment.

Fiscal Year Ended October 31, 2004 Compared to Fiscal Year Ended October 31, 2003
     Net revenues of SteelCloud for fiscal year ended October 31, 2004 (“fiscal 2004”) decreased approximately 15% to $28.2 million from $33.0 million for fiscal year ended October 31, 2003 (“fiscal 2003”). Product revenues decreased to $24,155,872 for the fiscal year 2004 from $29,753,623 for the same period in fiscal 2003, a decrease of $5,597,751 or 18.9%. As a result of the completion of numerous contracts relating to the Company’s GSA schedule during fiscal 2003, revenues associated with these contracts decreased by approximately $3.2 million, respectively, for fiscal year 2004 as compared to fiscal year 2003. In addition, the Company’s OEM revenues decreased by approximately $921,000 from fiscal year 2003 to fiscal year 2004, due to the reallocation of resources to support the Company’s security appliances. Even though the Company realigned its resources to focus on the new security appliances, revenues associated from the Company’s security appliances were significantly lower than expected due to delays in third party software availability during fiscal year 2004. The decrease in revenue is also attributable to certain organizational and restructuring changes within one of the Company’s reselling partners, Network Associates, during fiscal 2004 which significantly impacted the Company’s reselling activities. As a result, reselling revenues decreased by $2.3 million for fiscal year 2004 as compared to fiscal year 2003. The aforementioned decreases in revenue were partially offset by deliveries under the new Lockheed Martin contracts. Valued at approximately $12 million, the Company generated revenue of approximately $7.6 million during fiscal year 2004 under these contracts. The Company anticipates an estimated completion date of January 2005. Additional contract options have been exercised and deliveries for that option period will commence in January 2005.
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
     Gross profit for fiscal 2004 decreased by approximately 8% to approximately $6.2 million from $6.7 million in fiscal 2003. The decrease was primarily the result of the Company’s decrease in its GSA, OEM and reselling activities during fiscal 2004. Gross profit as a percentage of net revenues during the same periods increased to 21.9% from 20.2% and is primarily attributable to the increase in the Company’s higher margin service revenues associated with its services and improved reselling revenues margins.
     Selling and marketing expense increased in fiscal 2004 by 68% to approximately $2.14 million from approximately $1.28 million for fiscal 2003. The increase reflects significant additions in resources and compensation, and tradeshows that were incurred in fiscal year 2004 as compared to fiscal year 2003. These additional marketing and advertising expenditures were associated with the Company’s new branded products. Accordingly, selling and marketing expense as a percentage of net revenues increased to 8% from 4% in fiscal 2004 and fiscal 2003 respectively. The Company anticipates selling and marketing expenditures to remain consistent with fiscal year 2004.
     Research and product development expenses increased in fiscal 2004 by 22% to approximately $605,000 from $494,000 for fiscal 2003. The large increase is primarily the result of a full year of development activity as the Company commenced its research and product development efforts during the second quarter of fiscal 2003. The Company primarily incurs research and development costs relating to services and product purchases. In order to meet the Company’s strategic goals, the Company expects to continue to incur additional research and product development costs in future quarters as new products are brought to market. In addition, the Company acquired the assets of Asgard Holding, LLC in February 2004 and, as a result, established an Advanced Technology Group (“ATG”) in Ft. Lauderdale. This group is now responsible for designing and developing proprietary SteelCloud software products.

     General and administrative expense for fiscal 2004 increased 26% to $5.71 million from $4.55 million for fiscal 2003. As a percentage of net revenues, general and administrative expense increased to 20% for fiscal 2004 from 14% for fiscal 2003. The general and administrative expense increase during fiscal 2004 was attributable to the Company’s diversification of its revenue base and the corresponding costs associated with entering new markets and expanding its scope in existing markets. Primarily, compensation expense increased in fiscal 2004 by $350,000. An additional $129,000 of depreciation associated with the Company’s internal infrastructure was incurred in fiscal year 2004. Expenditures were also incurred in fiscal year 2004 for incremental tax filings of approximately $60,000 and severance costs of approximately $100,000 that were not required in fiscal year 2003. Finally, a prior year contingency of $250,000 was settled in fiscal year 2003 for less than originally expected, resulting in lower expenses in fiscal year 2003 compared to fiscal year 2004. Although general and administrative costs increased as a percentage of net revenues, the Company continues to monitor and manage general and administrative costs relative to its net revenue and gross margin. The Company also incurred approximately $101,000 of amortization expense primarily associated with the acquisition of Asgard intangible assets.
     Other income, including interest, for fiscal 2004 was approximately $1,500,000, as restated, compared to approximately $4,700 of net expense for fiscal 2003. The difference was due to terminated merger costs of approximately $169,000 associated with the Company’s attempted acquisition of V-One.
     In addition, the Company recognized a gain of $1,642,908 associated with the change in value of warrants which were classified as a liability in fiscal 2004 in accordance with Emerging Issues Task Force Bulletin 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” (EITF 00-19) . While the warrants were then classified as a liability, they were never settled for cash. In addition, the gain resulting from the change in their valuation did not result in any cash inflows to the Company.
     Net income (loss) available to common shareholders decreased in fiscal 2004 to $(880,940), as restated, from $219,988 in fiscal 2003. The Company currently has approximately $36.0 million in Net Operating Loss (“NOL”) carryforwards, which may be used to offset future income. As of October 31, 2004, a deferred tax asset of $400,000 was recognized based on fiscal 2005 estimated taxable income for which it may offset. Approximately $36.0 million of NOLs remain fully reserved as of October 31, 2004. This reserve may be released in future periods if and when the Company determines it is more likely than not that additional deferred tax assets will be recovered.
Liquidity and Capital Resources
     Our primary source of working capital is cash flow from our operations. The use and availability of our cash is affected by the timing, pricing, and magnitude of orders for our products, and the timing of cash outflows relating to these orders.
     As of October 31, 2005, the Company had cash and cash equivalents of approximately $6.7 million and working capital of approximately $9.2 million. The Company believes cash on hand together with cash generated from operations will provide sufficient financial resources to finance current operations of the Company through fiscal 2006.
     In fiscal 2005, the Company generated approximately $5.2 million in cash flow from operating activities. The Company incurred a net loss from continuing operations of $129,654. The Company generated cash from the collection of its accounts receivables of $3,755,616 and reduction of its inventories of $2,411,089. The Company primarily used its cash to reduce its accounts payable by $1,399,051.
     In fiscal year 2005, the Company invested $1,929,113 in property and equipment. These expenditures consisted of purchases of equipment leased to customers and improvements made to the Company’s new leased facilities.
     The Company generated $230,762 in cash flow from financing activities. The exercise of employee stock options generated $288,588 in cash. In addition, the Company reduced its notes payable balance by $57,796.
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
     In fiscal 2005, the Company received proceeds from the exercise of stock options of approximately $180,000. Approximately 176,000 shares of common stock were issued upon the exercise of these stock options. The Company issued approximately 59,000 shares of common stock and received proceeds of approximately $109,000 associated with the Employee Stock Purchase Plan.
     The Company has obligations under its operating lease commitments of approximately $615,689 for fiscal year 2006.
     From time to time, the Company may pursue strategic acquisitions or mergers, which may require significant additional capital. In such event, the Company may seek additional financing of debt and/or equity.
Off-Balance Sheet Arrangements
Contractual Obligations and Commercial Commitments
     The Company’s significant contractual obligations as of October 31, 2005 are for debt and operating leases. Debt by year of maturity and future rental payments under operating lease agreements are presented below. As of October 31, 2005, the Company does not have an outstanding balance on its line of credit and does not have any purchase obligations. The Company has not engaged in off-balance sheet financing, commodity contract trading or significant related party transactions.

Contractual Obligations
	Payments Due by Period
	Total	Less than 1	1-3 years	4-5 years	After 5 years
		year
Operating lease	3,690,903	615,689	1,231,378	810,120	1,033,716

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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Financial Statements of SteelCloud, Inc.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL ISSUES
     There were no changes in and disagreements with accountants on accounting and financial issues during the reporting period.
ITEM 9A. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer, principal operating officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Rule 13a-15(c) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer, President and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms.
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

PART III
     The Notice and Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, which is incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G (3) of Form 10-K, will provide the information required under Part III, including Item 10 (directors and executive officers of the Company), Item 11 (Executive Compensation), Item 12 (security ownership of certain beneficial owners and management), Item 13 (certain relationships and related transactions) and Item 14 (principle accounting fees and services), which will be filed within 120 days after the end of the fiscal year covered by this Form 10-K.
ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K
(a)	The following documents are filed as part of this report

1.	Financial Statements
SteelCloud, Inc.
Report of Grant Thornton LLP Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of October 31, 2004 and 2005
Consolidated Statements of Operations for the three years ended October 31, 2005
Consolidated Statements of Stockholders’ Equity for the three years ended October 31, 2005
Consolidated Statements of Cash Flows for the three years ended October 31, 2005
Notes to Consolidated Financial Statements
Statements not listed above have been omitted because they are not applicable or the information required to be set forth therein is included in the Consolidated Financial Statements or the notes thereto under Item 8.
(b) Reports on Form 8-K
On September 15, 2005, the Company filed a report on Form 8-K pursuant to Item 2.02 “Results of Operations and Financial Condition”, Item 8.01 “Other Events” and Item 9.01 “Financial Statements and Exhibits”.
On September 8, 2005, the Company filed a report on Form 8-K pursuant to Item 8.01 “Other Events” and Item 9.01 “Financial Statements and Exhibits.”
On August 8, 2005, the Company filed a report on Form 8-K pursuant to Item 8.01 “Other Events” and Item 9.01 “Financial Statements and Exhibits.”
(c)	Exhibits

Exhibit
Number	Description

**3.1	Articles of Incorporation of the Company, dated February 25, 1998, and effective as of February 26, 1998. (Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1, Amendment No. 1, dated April 23, 1998 (File No. 333-47631) and hereby incorporated by reference).

**3.2	By-laws of the Company, effective as of March 5, 1998. (Filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1, Amendment No. 2, dated April 23, 1998 (File No. 333-47631) and hereby incorporated by reference.)

**4.1	Specimen common stock certificate for the Company. (Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1, Amendment No. 2, dated April 23, 1998 (File No. 333-47631) and hereby incorporated by reference.)

**10.8	Employment Agreement by and between Dunn and Thomas P. Dunne (Filed as Exhibit 99.2 to Dunn’s Registration Statement on Form SB-2, Amendment 2, dated April 4, 1997 (File No. 333-19635) and hereby incorporated by reference).

Exhibit
Number	Description

**10.11	1997 Stock Option Plan, as amended. (Filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1, Amendment No. 2, dated April 23, 1998 (File No. 333-47631) and hereby incorporated by reference).

**10.13	Agreement, dated May 5, 1997, by and between International Data Products, Corp. and the U.S. Air Force, the Desktop V Contract. (Filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1, Amendment No. 2, dated April 23, 1998 (File No. 333-47631) and hereby incorporated by reference).

**10.22	Employee Stock Purchase Plan. (Filed as Exhibit 10.22 to the Company’s 10-K, dated February 16, 1999 and hereby incorporated by reference).

**10.31	Mutual Termination Agreement by and between SteelCloud, Inc. and V-One Corporation dated September 28, 2004 (Filed as Exhibit 10.1 to the Company’s 8-K, dated September 28, 2004 and hereby incorporated by reference).

**10.32	Employment Agreement by and between SteelCloud, Inc. and Kevin Murphy, dated June 8, 2004. (Filed as Exhibit 10.32 to the Company’s 10-K, dated January 26, 2005 and hereby incorporated by reference).

**10.33	Employment Agreement by and between SteelCloud, Inc. and Brian Hajost, dated June 8, 2004. (Filed as Exhibit 10.33 to the Company’s 10-K, dated January 26, 2005 and hereby incorporated by reference).

**10.34	Asset Purchase Agreement by and between SteelCloud, Inc. and Asgard Holding, LLC, dated February 17, 2004. (Filed as Exhibit 10.34 to the Company’s 10-K, dated January 26, 2005 and hereby incorporated by reference).

**10.35	Sublease by and between SteelCloud and NEC America Inc., dated September 28, 2004. (Filed as Exhibit 10.35 to the Company’s 10-K, dated January 26, 2005 and hereby incorporated by reference).

*10.36	Revised Rent Commencement Date Agreement, dated March 16, 2005 between OTR and the Company.

*10.37	Standard Industrial Gross Lease, dated November 4, 2004 between OTR and the Company and Lease Amendment #1, dated March 28, 2005.

*10.38	Loan Agreement, dated January 22, 2004, by and between SteelCloud, Inc. and Wachovia Bank, Nation Association and Promissory Note issued by SteelCloud, Inc. on March 21, 2005 to Wachovia Bank, National Association.

*21.1	List of Subsidiaries.

*23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.3	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

*32.3	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

*	Filed herewith

**	Previously filed.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

steelcloud, INC.
	By:	/s/ Thomas P. Dunne
Date: January 27, 2006		Thomas P. Dunne
Chief Executive Officer

     Pursuant to and in accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Thomas Dunne
Thomas P. Dunne	Chief Executive Officer and Director	January 27, 2006

/s/Brian Hajost
Brian Hajost	President	January 27, 2006

/s/Kevin Murphy
Kevin Murphy	Chief Financial Officer	January 27, 2006

/s/VADM E.A. Burkhalter
VADM E. A. Burkhalter USN (Ret.)	Director	January 27, 2006

/s/James Bruno
James Bruno	Director	January 27, 2006

/s/ Jay Kaplowitz
Jay Kaplowitz	Director	January 27, 2006

/s/Benjamin Krieger
Benjamin Krieger	Director	January 27, 2006

/s/Arthur L. Money
Arthur L. Money	Director	January 27, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
SteelCloud, Inc.
     We have audited the accompanying consolidated balance sheets of SteelCloud, Inc. as of October 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with auditing standards generally accepted of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SteelCloud, Inc. as of October 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2005 in conformity with accounting principles generally accepted in the United States of America.
     As discussed in Note 2 to the Notes to Consolidated Financial Statements, the accompanying consolidated financial statements as of October 31, 2004 and for the fiscal years in the period then ended have been restated.
/s/ Grant Thornton LLP
Vienna, VA
January 20, 2006

STEELCLOUD, INC.
CONSOLIDATED BALANCE SHEETS

	OCTOBER 31,
	2004	2005
	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$3,108,941	$6,657,367
Accounts receivable, net of allowance for doubtful accounts of $86,000 and $26,000 as of October 31, 2004 and 2005, respectively	9,532,770	5,777,154
Inventory, net	3,629,685	1,218,596
Prepaid expenses and other current assets	307,427	264,968
Deferred contract costs	40,085	94,549

Total current assets	16,618,908	14,012,634
Property and equipment, net	454,928	1,255,666
Equipment on lease, net	373,590	698,285
Goodwill and other intangible assets, net	4,687,105	4,571,992
Deferred tax asset — long term	400,000	400,000
Other assets	196,244	114,060

Total assets	$22,730,775	$21,052,637

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,866,079	$3,467,028
Accrued expenses	1,441,350	953,552
Notes payable, current portion	71,176	70,952
Unearned revenue	373,017	339,537

Total current liabilities	6,751,622	4,831,069
Notes payable, long-term portion	120,660	63,088
Other	20,083	161,166

Total long-term liabilities	140,743	224,254
Liability associated with warrants	549,210	—
Stockholders’ equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized, 0 and 0 shares issued and outstanding at October 31, 2004 and 2005, respectively	—	—
Common stock, $.001 par value; 50,000,000 shares authorized, 14,213,514 and 14,449,271 shares issued and outstanding at October 31, 2004 and 2005, respectively	14,214	14,449
Additional paid-in capital	48,742,335	49,579,868
Treasury stock, 400,000 shares at October 31, 2004 and 2005, respectively	(3,432,500)	(3,432,500)
Accumulated deficit	(30,034,849)	(30,164,503)

Total stockholders’ equity	15,289,200	15,997,314

Total liabilities and stockholders’ equity	$22,730,775	$21,052,637

See accompanying notes.

STEELCLOUD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED OCTOBER 31,
	2003	2004	2005
		(Restated)
Products	29,753,623	24,155,872	33,350,867
Services	3,289,376	4,013,333	3,123,790

Net revenues	$33,042,999	$28,169,205	$36,474,657

Products	23,871,952	19,506,384	25,746,243
Services	2,481,510	2,490,097	2,117,266

Costs of revenues	26,353,462	21,996,481	27,863,509

Gross profit	6,689,537	6,172,724	8,611,148

Selling and marketing	1,276,386	2,141,495	1,868,787
General and administrative	4,550,414	5,711,218	5,806,432
Research and product development	494,087	604,667	998,832
Amortization of goodwill and other intangible assets	—	100,710	115,113

Income (loss) from operations	368,650	(2,385,366)	(178,016)

Other income (expense):
Interest income	5,661	55,005	61,241
Interest expense	(22,800)	(24,474)	(12,879)
Gain from change in warranty liability	—	1,642,908	—
Other, net	12,421	(169,013)	—

Income (loss) from continuing operations	363,932	(880,940)	(129,654)

(Loss) from discontinued operations, net of tax	(134,367)	—	—
(Loss) on disposal of discontinued operations, net of tax	(9,577)	—	—

Net income (loss) available to common stockholders	$219,988	$(880,940)	$(129,654)

Earnings (loss) per share, basic
Earnings (loss) from continuing operations	$0.04	$(0.07)	$(0.01)
(Loss) from discontinued operations	(0.01)	—	—

Net earnings (loss) per share	$0.03	$(0.07)	$(0.01)

Earnings (loss) per share, fully diluted
Earnings (loss) from continuing operations	$0.03	$(0.07)	$(0.01)
(Loss) from discontinued operations	(0.01)	—	—

Net earnings (loss) per share	$0.02	$(0.07)	$(0.01)

See accompanying notes.

STEELCLOUD, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Additional
	Preferred Stock		Common Stock		Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance at October 31, 2003 (Restated)	—	—	13,008,553	$13,009	$45,114,918	$(3,432,500)	$(29,153,909)	$12,541,518

Issuance of common stock in connection with exercise of employee incentive stock option plan	—	—	326,899	327	493,066	—	—	493,393

Issuance of common stock in connection with exercise of warrants	—	—	247,525	247	718,467	—	—	718,714

Issuance of common stock in connection with employee stock purchase plan	—	—	55,537	56	132,559	—	—	132,615

Issuance of common stock in connection with purchase of Asgard	—	—	575,000	575	2,283,325	—	—	2,283,900

Net (loss)	—	—	—	—	—	—	(880,940)	(880,940)

Balance at October 31, 2004 (Restated)	—	—	14,213,514	$14,214	$48,742,335	$(3,432,500)	$(30,034,849)	15,289,200

Issuance of common stock in connection with exercise of employee incentive stock option plan	—	—	176,375	176	179,333	—	—	179,509

Issuance of common stock in connection with employee stock purchase plan	—	—	59,382	59	108,990	—	—	109,049

Reclassification of liability associated with warrants to equity	—	—	—	—	549,210	—	—	549,210

Net (loss)	—	—	—		—	—	(129,654)	(129,654)

Balance at October 31, 2005	—	—	14,449,271	$14,449	$49,579,868	$(3,432,500)	$(30,164,503)	15,997,314

See accompanying notes.

STEELCLOUD, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED OCTOBER 31,
	2003	2004	2005
		(Restated)
Operating activities
Net income (loss)	$219,988	$(880,940)	$(129,654)
Loss from discontinued operations, net	143,944	—	—

Income (loss) applicable from continuing operations	363,932	(880,940)	(129,654)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	331,553	486,974	803,680
Amortization of goodwill and other intangibles	—	100,710	115,113
Gain from derivative/warrants	—	(1,642,908)	—
Changes in operating assets and liabilities:
Accounts receivable, net	749,791	(4,200,221)	3,755,616
Inventory	1,336,334	(748,741)	2,411,089
Prepaid expenses and other assets	29,394	(52,706)	124,643
Deferred contract costs	2,032,286	(33,032)	(54,464)
Accounts payable	(321,574)	1,663,884	(1,399,051)
Accrued expenses	(166,718)	82,404	(314,649)
Unearned revenue and other liabilities	(4,214,496)	83,123	(65,546)

Net cash provided by (used in) operating activities of continuing operations	140,502	(5,141,453)	5,246,777

Investing activities
Purchases of property and equipment	(228,177)	(502,446)	(1,929,113)
Cash paid in acquisition	—	(725,854)	—

Net cash (used in) investing activities	(228,177)	(1,228,300)	(1,929,113)

Financing activities
Proceeds from issuance of common stock and warrants, net of expenses	7,390,559	718,714	—
Proceeds from exercise of common stock options	366,021	626,008	288,558
(Payments) proceeds on notes payable	(538,436)	35,751	(57,796)

Net cash provided by financing activities	7,218,144	1,380,473	230,762

Net increase (decrease) in cash and cash equivalents of continuing operations	7,130,469	(4,989,280)	3,548,426
Net cash provided by operating activities of discontinued operations	216,429	—	—
Cash and cash equivalents at beginning of year	751,323	8,098,221	3,108,941

Cash and cash equivalents at end of year	$8,098,221	$3,108,941	$6,657,367

Supplemental cash flow information
Interest paid	$23,345	$24,473	$12,879

Income taxes paid	—	—	—

Non-cash investing activities
Issuance of stock and debt assumption in purchase of Asgard assets	$—	$(2,454,038)	$—

Non-cash investing activities	$—	$(2,454,038)	$—

See accompanying notes

STEELCLOUD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2003, 2004 AND 2005
1. Organization
     Founded in 1987, SteelCloud, Inc, based in Herndon, Virginia, designs, develops and manufactures customized computer servers and network appliances. The Company’s custom computer servers are designed to meet the precise needs of volume customers to reduce the customer’s investments in logistics, integration capacity and support. The Company’s network security appliances are developed in collaboration with some of the world’s premiere software companies. In addition, the Company develops proprietary software to optimize the performance of its security appliances. The Company’s appliances are specially designed and optimized to deliver a dedicated network service such as antivirus gateway protection, intrusion detection and secure content management.
     On May 15, 2001, the shareholders approved an amendment to the Company’s articles of incorporation to change the corporate name from Dunn Computer Corporation to SteelCloud, Inc.
     On October 25, 2002, management, with the approval of the Board of Directors, determined that its Puerto Rico Industrial Manufacturing Operation (“PRIMO”) would no longer contribute to the Company’s future operations and therefore adopted a plan to cease that operation effective on that date. Accordingly, the Company has reflected this operation as discontinued in the accompanying financial statements.
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
2. Restatement
     As disclosed in Note 10, the Company issued shares of common stock and warrants to investors in a private placement transaction completed in October 2003. In connection with the transaction, a Registration Rights Agreement was entered into with the investors wherein the Company committed to register the common stock issued and the common stock underlying the warrants with the Securities and Exchange Commission and to keep the related registration statement continuously effective such that the shares subject to the transaction are freely tradable. The agreement provides for liquidated damages to be paid at a rate 1.5% per month (applied to the proceeds received) in the event the Company was not successful in maintaining continued effectiveness of the registration statement. The Company successfully registered the shares in December 2003 and has maintained an effective registration statement since that time.
     Based on recent interpretations of accounting pronouncements related to this transaction, principally Emerging Issues Task Force Bulletin 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” (EITF 00-19) the Company has reassessed its accounting for the warrants included in this transaction. EITF 00-19 and interpretations thereof call for financial instruments such as the warrants issued in the transaction to be accounted for as an asset or liability at fair value when a net cash settlement alternative is possible, even if not expressly provided for under the agreement. The asset or liability is then periodically marked to market at each financial statement date until equity treatment can be applied, at which time the value at that time is reclassified to equity. The possibility of a net cash settlement is presumed because the settlement of the warrants by issuance of unregistered shares and the payment of damages is not deemed to be an economic settlement alternative to the Company. Lastly, the ability of the Company to maintain effectiveness of its shares is not deemed to be completely within its control.

     The Company’s re-evaluation of its accounting for the warrants has resulted in the Company restating its financial statements for 2003 and 2004 to reflect the value of the warrants as a liability for the period in which exposure to the payment of liquidated damages was in excess of 10 percent. Management believes that at that point in time, the alternative to settle, if required, the warrants by issuing unregistered shares and the payment of liquidated damages became an economic alternative to the Company. The Company’s exposure was less than 10 percent at April 30, 2005.
     The effect of the restatement on the fiscal 2003 financial statements was to reclassify the estimated fair value associated with the warrants of $2,192,000 from stockholders’ equity to a liability on the Company’s financial statements. The effect of the restatement on the fiscal 2004 financial statements was to record a non-cash gain of $1,643,000 or $.12 per share equal to the change in the liability from the period until which the fair value associated with the warrants was reclassified to stockholders’ equity. As a result, the Company’s previously reported net loss of $2,523,848 in fiscal 2004 has been restated to reflect a net loss of $880,940 for fiscal 2004. The liability associated with the value of the warrants was $2,192,118 and $549,210 at October 31, 2003 and 2004, respectively. At each financial statement date, the Company applied the Black Scholes valuation model in valuing the warrants. The restatement had no impact on any previously reported fiscal 2005 results.
     The Company notes that the registration statement was in effect at all relevant times during this period. Regardless of the financial statement presentation of the warrants as a liability, the Company never paid any amounts to cash settle any warrant, the gain reported in our fiscal 2004 restated financial statements for the change in warrant value was non-cash, and its exposure to the payment of liquidated damages expired in fiscal 2005, hence the reclassification of the warrants back to stockholders’ equity in that period.
3. Significant Accounting Policies
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
Cash and Cash Equivalents
     The Company maintains demand deposit accounts with principally one financial institution. At times, deposits exceed federally insured limits, but management does not consider this a significant concentration of credit risk based on the strength of the financial institution. The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.
Financial Instruments and Concentration of Credit Risk
     The carrying value of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, notes payable and its line of credit approximates fair value. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The cash is held by high credit quality financial institutions. For accounts receivable, the Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral. The Company maintains reserves for possible credit losses. As of October 31, 2004 and 2005, the Company had allowance for doubtful account balances of approximately $86,000 and $26,000, respectively. The carrying amount of the receivables approximates their fair value.
Inventory and Deferred Contract Costs
     Inventory consists of materials and components used in the assembly of the Company’s products or maintained to support maintenance and warranty obligations and is stated at the lower of cost or market as determined by the first-in first-out (FIFO) method. The Company periodically evaluates its inventory obsolescence reserve to ensure inventory is recorded at its net realizable value. Inventory reserve balances as of October 31, 2004 and 2005 were approximately $255,000 and $199,000, respectively.

     Deferred contract costs represents costs associated with products where title has transferred but revenue has been deferred in accordance with the Company’s revenue recognition policy.
Goodwill and Other Intangible Assets
     In accordance with SFAS NO 142 “Accounting for Goodwill and Other Intangible Assets,” the Company regularly assesses the continuing value of goodwill to measure for possible impairment. Other intangibles represent the unamortized excess of the cost of acquiring subsidiary companies over the fair values of such companies’ net tangible assets and other identifiable intangible assets at the date of acquisition. Other intangibles are being amortized on a straight-line basis using a three year life.
Stock Compensation
     Statement of Accounting Standards No. 123, “Accounting for Stock Based Compensation” (SFAS 123) encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair value of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the disclosure only alternative described in SFAS 123 and SFAS 148, which require pro forma disclosures of net income and earning per share as if the fair value method of accounting had been applied.
     Had compensation expense related to the stock options been determined based on the fair value at the grant date for options granted during the years ended October 31, 2003, 2004, and 2005 consistent with the provisions of SFAS 123, the Company’s net income and earnings per share would have been as follows:

	Year ended October 31,
	2003	2004	2005
	(Restated)
Net income (loss) applicable to common shareholders	$219,988	$(880,940)	$(129,654)
Deduct: Total stock-based compensation expense determined under fair value based method	$630,932	$524,265	$1,558,177

Net (loss) — pro forma	$(410,944)	$(1,405,205)	$(1,687,831)

Earnings per share:
Earnings (Loss) per share basic — as reported	$0.03	$(0.07)	$(0.01)
Earnings (Loss) per share diluted — as reported	$0.02	$(0.07)	$(0.01)
(Loss) per share basic — pro forma	$(0.04)	$(0.10)	$(0.12)
(Loss) per share diluted — pro forma	$(0.04)	$(0.10)	$(0.12)
Weighted average common shares outstanding:
Basic weighted average shares outstanding	10,240,630	13,450,140	13,933,740
Fully diluted weighted average shares outstanding	10,962,050	13,450,140	13,933,740
     The effect of applying SFAS 123 on pro forma net income as stated above is not necessarily representative of the effects on reported net income for future years due to, among other things, the vesting period of the stock options and the fair value of additional options in the future years.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing fair value model with the following weighted- average assumptions used for grants in 2003, 2004 and 2005: dividend yield of 0%, expected volatility of 114%, 108% and 88%, respectively; risk-free interest rates of 4.73%, 3.75% and 3.69% respectively; and expected life of the option term of five years. The weighted average fair values of the options granted in 2003, 2004 and 2005 with a stock price equal to the exercise price is $1.31, $1.86 and $1.68 respectively.
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
     Effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, the Company has adopted EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” Issued in December 2002, EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. This Issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. This Issue does not change otherwise applicable revenue recognition criteria.
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
     The Company is a value-added solution provider for certain software products. When resold software licenses, and related maintenance, customization and training services are all provided together to an individual customer the Company recognizes revenue for the arrangement after the Company has delivered the software license and the customer has approved all implementation and training services provided. In instances were the Company only resells the software license and maintenance to the customer, the Company recognizes revenue after the customer has acknowledged and accepted delivery of the software. The software manufacturer is responsible for providing software maintenance. Accordingly, revenue from maintenance contracts is recognized upon delivery or acceptance, as the Company has no future obligation to provide the maintenance services and no right of return exists.
     The Company incurs shipping and handling costs, which are recorded in cost of revenues.
     Deferred revenue includes amounts received from customers for which revenue has not been recognized. This generally results from certain customer contracts, OEM releases, warranties, hardware maintenance and support, and consulting services. The deferred revenue associated with customer contracts and OEM releases represents payments received for milestones achieved prior to recognition of revenue. This revenue will be recognized as products are shipped. Revenues from warranties and hardware maintenance and support are recognized ratably over the service term selected by the customer. Deferred service revenues from consulting are recognized as the services are performed.
     During the years ended October 31, 2003, 2004 and 2005, the Company had revenues from the federal government, which represented 46%, 36% and 29%, respectively, of total revenue. As of October 31, 2004 and 2005, accounts receivable from agencies of the federal government represented 23%, and 65%, respectively, of total accounts receivable.

     During fiscal year 2003, the Company’s significant customers were Lockheed Martin and General Services Administration, representing 26% and 11% of the Company’s total net revenues, respectively. In fiscal year 2004 and fiscal year 2005, the Company’s significant customer was Lockheed Martin representing 39% and 50%, respectively, of the Company’s total net revenues. Accounts receivable balances as of October 31, 2004 and 2005 included amounts due from Lockheed Martin of 63% and 2%, respectively, of the accounts receivable balance.
Advertising Expenses
     The Company expenses advertising costs as incurred. Advertising costs consisted of expenditures for tradeshows, web site maintenance, and charges associated with the dissemination of important Company news and product features to the public. These costs amounted to approximately $57,000, $273,000 and $328,000 during fiscal 2003, 2004, and 2005, respectively.
Research and Product Development Expenses
     The Company expenses research and product development expenses as incurred. These costs consist primarily of labor charges associated with development of the Company’s security appliances. These expenses amounted to approximately $494,000, $605,000 and $999,000 during fiscal 2003, 2004, and 2005, respectively.
Income Taxes
     The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of certain assets and liabilities. A valuation allowance is established, as necessary, to reduce deferred income tax assets an amount expected to be realized in future periods.
Earnings Per Share
     The Company follows the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (“SFAS 128”) which requires the Company to present basic and fully diluted earnings per share. Basic earnings per share is based on the weighted average shares outstanding during the period. Diluted earnings per share increases the shares used in the basic share calculation by the dilutive effect on net income from continuing operations of stock options and warrants. The dilutive weighted average number of common shares outstanding excluded potential common shares from stock options of approximately 558,000 and 780,000 for the fiscal years ending October 31, 2005 and October 31, 2004, respectively. These shares were excluded from the earnings per share calculation due to their antidilutive effect resulting from the loss from operations.
Reclassifications
     Certain reclassifications have been made in prior periods to conform to the current year presentation. Such reclassifications do not affect results of operations as previously reported.
Recent Pronouncements
     On June 1, 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections” (FAS 154), a replacement of APB No. 20, “Accounting Changes” and FASB SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” FAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting of a change in accounting principle. This statement establishes that, unless impracticable, retrospective application is the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. It also requires the reporting of an error correction which involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of FAS 154 will have a material impact on its results of operations or financial condition.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (FAS 123R). FAS 123R will require that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. FAS 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (FAS 123). FAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. In April 2005, the Securities and Exchange Commission amended the compliance dates for implementing FAS 123R. Public entities (other than those filing as small business issuers) will be required to apply FAS 123R effective as of the beginning of the next fiscal year that begins after June 15, 2005, with early adoption encouraged. The Company will adopt FAS 123R on November 1, 2005 and intends to apply the modified prospective method upon adoption. As of October 31, 2005, the Company had 317,000 unvested options outstanding. The Company anticipates that the expense for stock based compensation in future periods for these unvested options will be less than $600,000.
4. Discontinued Operations
     The Company continually evaluates its operating facilities with regard to its long-term strategic goals established by management and the Board of Directors. Operating facilities, which are not expected to contribute to the Company’s future operations are either closed or sold. On October 25, 2002, management, with the approval of the Board of Directors, determined that its Puerto Rico Industrial Manufacturing Operation Acquisition Corp (“PRIMOA”) would no longer contribute to future operations and therefore adopted a plan to dispose of that operation effective on that date. On September 12, 2003, the Company sold the assets of its Puerto Rican operation for approximately $30,000. In addition, the Company contracted with a local service firm to complete its service and warranty obligations. The Company believes that there will be no additional costs incurred related to this operation.
     PRIMOA’s revenues, costs, and expenses have been reported as discontinued operations. A loss on the sale of the discontinued operation in the amount of $9,577 was recorded in fiscal year 2003. For the fiscal year ending October 31, 2003, PRIMOA net revenues were $228,143, its gross profit was $78,470 and loss attributable to the discontinued operations was $134,367.
5. Property and Equipment and Equipment on Lease
     Property and equipment, including leasehold improvements, are stated at cost. As a result of the Company’s relocation, certain fully depreciated assets were disposed with minimal financial impact in fiscal year 2005. Property and equipment are depreciated using the straight-line method over the estimated useful lives ranging from three to five years. Leasehold improvements are amortized over the lesser of the related lease term or the useful life. Certain fully depreciated assets were disposed in conjunction with the Company’s facilities move in fiscal year 2005.
     The Company received approximately $102,000 in tenant improvement allowances associated with the leases executed for its new facilities. The allowances were recorded as deferred rent and will be recognized as a reduction in rent expense over the applicable lease term.

     Property and equipment consisted of the following:

	October 31,
	2004	2005
Computer and office equipment	$702,585	$766,267
Furniture and fixtures	1,858	34,141
Leasehold improvements	63,535	941,358
Other	285,223	226,620

	1,053,201	1,968,386
Less accumulated depreciation and amortization	(598,273)	(712,720)

	$454,928	$1,255,666

     The Company owns equipment that is currently at customer sites under multiple operating lease agreements (See Note 2 — Revenue Recognition). The cumulative cost of the equipment was $1,430,901 and $1,221,390 at October 31, 2005 and 2004, respectively. The related cumulative accumulated depreciation on the equipment was $732,616 and $847,800 at October 31, 2005 and 2004, respectively.
6. Goodwill and Other Intangible Assets
Goodwill and other intangible assets were comprised of:

	October 31,
	2004	2005
Goodwill and other intangibles:
Goodwill	$5,061,705	$5,061,705
Other intangibles	345,339	345,339

Total goodwill and other intangibles	5,407,044	5,407,044
Less accumulated amortization:
Goodwill	639,229	639,229
Other intangibles	80,710	195,823

Total accumulated amortization	(719,939)	(835,052)

	$4,687,105	$4,571,992

     In accordance with Statement of Financial Accounting Standards No. 142 (SFAS 142) “Accounting for Goodwill and Other Intangible Assets,” the Company regularly assesses the continuing value of goodwill to measure for possible impairment. Other intangibles represent the unamortized excess of the cost of acquiring subsidiary companies over the fair values of such companies’ net tangible assets and other identifiable intangible assets at the date of acquisition.
     Statement of Financial Accounting Standards No. 121 (SFAS 121) “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
     The Company amortizes its other intangibles related to the Asgard acquisition on a straight-line basis over a three year period.
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

7. Bank Lines of Credit and Notes Payable
Operating Line of Credit
     On March 21, 2005, the Company renewed its bank line of credit that allows the Company to borrow an amount to the lesser of its collateralized cash on hand or $3.5 million. The line of credit bears interest at the LIBOR Market Index rate plus 1.25%. The line of credit is secured by all assets of the Company and expires and is subject to renewal on March 31, 2006. There were no outstanding borrowings on the line of credit at October 31, 2004 and October 31, 2005.
Notes Payable
     On February 17, 2004, the Company executed two three-year promissory notes in conjunction with the purchase of the assets of Asgard Holding, LLC (Asgard) for an aggregate amount of $170,138. The promissory notes bear interest at 4% and mature in February 2007. The Company makes monthly aggregate payments of $4,726 plus accrued interest.
     Notes payable consisted of the following:

	October 31,
	2004	2005
Asset loans, bearing interest at annual interest rates from 0.0% to 4.9% due in aggregate monthly payments of $676, $348, and $359 due in October 2010, July 2008, and July 2008, respectively, secured by certain assets of the Company	$59,506	$58,423
Promissory notes issued in conjunction with the purchase of the assets of Asgard Holding, LLC (Asgard), bearing an annual interest rate of 4%; payable in monthly installments of $4,726 plus accrued interest, maturing in February 2007	$132,330	$75,617

	191,836	134,040
Less current portion	71,176	70,952

Notes payable, long-term	$120,660	$63,088

8. Commitments
Operating Leases
     The Company has executed non-cancelable leases for its headquarters and operations facilities which commenced occupancy in April 2005. The operation expenses associated with these facilities are included in the monthly rent expense. The operations facilities lease expires in August 2014 and the headquarters lease expires in August 2009. Prior to April 2005, the Company leased office space for its corporate headquarters and operations facilities under a non-cancelable operating lease agreement expiring in April 2005. The Company also has entered into a non-cancelable lease agreement for its Florida satellite office associated with the Asgard acquisition that expires in July 2009. The Company recognizes rent holiday periods, scheduled rent increases and tenant improvement allowances on a straight-line basis over the lease term beginning with the commencement date of the lease.
     Additionally, the Company leases office equipment under a non-cancelable operating lease which expires in September of 2009. Rent expense under all leases, which is recorded on a straight-line basis over the life of each lease, was approximately $411,000, $352,000 and $627,000 for the years ended October 31, 2003, 2004, and 2005, respectively.

     Future minimum lease expenditures under noncancelable operating leases at October 31, 2005 are as follows:

2006	615,689
2007	615,689
2008	615,689
2009	540,455
2010	269,665
Thereafter	1,033,716

Total	$3,690,903

9. Employment Agreements
     The Company has an employment agreement with Thomas P. Dunne, the Company’s Chairman and Chief Executive Officer. The agreement for Mr. Dunne has a term of three years commencing April 1997 and automatically renews for additional one-year terms unless terminated by either the Company or the employee.
     The Company also has employment contracts for certain key executives. The agreements have terms of 2 to 3 years, expire in June of 2007 and February 2006, and automatically renew for additional one-year terms unless terminated by either the Company or the employee.
10. Stockholders’ Equity
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
Stock Options
     On January 6, 1997, the Company adopted the 1997 Stock Option Plan (the 1997 Option Plan), under the 1997 Option Plan the Company can grant up to 2,650,000 options to officers, directors and employees, who contribute materially to the success of the Company. In addition, the Company established the 2002 Stock Option Plan (the 2002 Option Plan) in May 2002, which permits the Company to grant up to 750,000 options to officers, directors, and employees under that Plan. In May 2004, the Company’s shareholders approved an amendment to the Company’s 2002 Stock option Plan to increase the number of options available under the plan from 750,000 to 1,500,000. Stock options are generally granted at the fair market value of its common stock at the date of grant. The options vest ratably over a stated period of time not to exceed four years. The contractual terms of the options are five or ten years.

Common stock option activity was as follows:

		Weighted-Average
	Shares	Exercise Price

Outstanding at October 31, 2003	1,886,835	$1.62

Exercisable at October 31, 2003	1,350,670	$1.81
Options granted	930,000	2.34
Options exercised	(326,725)	1.51
Options canceled or expired	(84,750)	2.76

Outstanding at October 31, 2004	2,405,360	$1.88

Exercisable at October 31, 2004	1,265,610	$1.73
Options granted	260,000	2.40
Options exercised	(176,375)	1.02
Options canceled or expired	(40,075)	1.98

Outstanding at October 31, 2005	2,448,910	$1.99

Exercisable at October 31, 2005	2,131,285	$1.95
     The total options outstanding do not include 600,000 options granted to the former IDP stockholders that are not included in the Option Plan.
     As of October 31, 2004 and 2005, there were 244,640 and 201,190 options available for future grants under the 1997 Option Plan, respectively and 1,500,000 options available for future grants under the 2002 Option Plan, respectively.
     The following table summarizes information about fixed-price stock options outstanding at October 31, 2005:

		Average	Weighted-
		Remaining	Average
	Number	Contractual	Exercise
Range of Exercise Prices	Outstanding	Life	Price
$0.55—$1.75	870,676	0.85	$0.96
$1.76—$4.50	1,578,234	3.35	2.57

$0.55—$4.50	2,448,910	2.46	$1.99

     Had compensation expense related to the stock options been determined based on the fair value at the grant date for options granted during the years ended October 31, 2003, 2004, and 2005 consistent with the provisions of SFAS 123, the Company’s net income and earnings per share would have been as follows:

	Year ended October 31,
	2003	2004	2005
		(Restated)

Net (loss) — pro forma	$(410,944)	$(1,405,205)	$(1,687,831)
Net (loss) per share — pro forma	$(0.04)	$(0.10)	$(0.12)
Net (loss) per share — assuming dilution pro forma	$(0.04)	$(0.10)	$(0.12)

     The effect of applying SFAS 123 on pro forma net income as stated above is not necessarily representative of the effects on reported net income for future years due to, among other things, the vesting period of the stock options and the fair value of additional options in the future years.
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing fair value model with the following weighted- average assumptions used for grants in 2003, 2004 and 2005: dividend yield of 0%, expected volatility of 114%, 108% and 88%, respectively; risk-free interest rates of 4.73%, 3.75% and 3.69% respectively; and expected life of the option term of five years. The weighted average fair values of the options granted in 2003, 2004 and 2005 with a stock price equal to the exercise price is $1.31, $1.86 and $1.68 respectively.
11. Income Taxes
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
     Components of the Company’s net deferred tax asset balance are as follows:

	October 31,
	2004	2005
Deferred tax asset:
Current portion:
Accrued expenses	$129,970	$156,269
Asset reserves	131,725	86,646
Other	58,149	61,530

Total current portion	319,844	304,445

Long term portion:
Net operating loss carryforwards	13,911,730	14,314,734
Depreciation	265,415	71,587

Total long term portion	14,177,145	14,386,321
Deferred tax credit:
Valuation allowance	(14,096,989)	(14,230,784)

Total deferred tax asset	$400,000	$459,982
Deferred tax liabilities:
Long term portion:
Intangibles	—	(59,982)

Long term liabilities	—	(59,982)

Total deferred tax liability	—	(59,982)

Net deferred tax asset	$400,000	$400,000

     As of October 31, 2005, the Company had approximately $37.1 million in net operating loss carryforwards, which expire between 2012 and 2025. As of October 31, 2005, the Company has recorded a valuation allowance of approximately $14.2 million against the total deferred tax asset of $14.6 million. The portion of the valuation allowance for which subsequently recognized benefits will increase stockholders’ equity was $.8 million. The Company’s evaluation included consideration projected near-term earnings based on its backlog, customer relationships and operating environment.

     The reconciliation of income tax from the Federal statutory rate of 34% is:

	Years ended October 31,
	2003	2004	2005
Tax at statutory rates:	$74,796	$(858,108)	$(44,084)
Non-deductible (income)expenses, net	(9,110,660)	(128,780)	(71,081)
Valuation allowance and other	9,025,701	1,103,490	121,155
State income tax, net of federal benefit	10,163	(116,602)	(5,990)

	$—	$—	$—

12. Retirement Plans
401(k) Plans
     The Company maintains a 401(k) (the “Plan”) for all current employees. Under the Plan, employees are eligible to participate the first calendar day of the month following their first day of service and attaining the age of 18. Employees could defer up to $14,000 of compensation in calendar year 2005. Employee contributions are subject to Internal Revenue Service limitations. All employees who contributed to the Plan are eligible to share in discretionary Company matching contributions. The Company match is equal to 50% of employee contributions up to 6%. Company contributions vest over 5 years. In fiscal 2003, 2004 and 2005, the Company contributed approximately $72,000, $93,000 and $98,000 to the participants of the 401(k), respectively.
13. Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share:

	Years ended October 31,
	2003	2004	2005
		(Restated)
Numerator:
Net income from continuing operations	363,930	(880,940)	(129,654)

Denominator:
Denominator for basic earnings per share- weighted-average shares	10,240,630	13,450,140	13,933,740
Effect of dilutive securities:
Employee stock options	721,420	–	–

Dilutive potential common shares	721,420	–	–

Denominator for diluted earnings per share - adjusted weighted-average shares and assumed conversions	10,962,050	13,450,140	13,933,740

Earnings (loss) per share from continuing operations, basic	$0.04	$(0.07)	$(0.01)

Earnings (loss) per share from continuing operations, diluted	$0.03	$(0.07)	$(0.01)

14. Contingencies
IDP Acquisition
     On July 31, 1998 the Company received notice from the SBA that it was denying the request of the U.S. Air Force to waive the requirement to terminate IDP’s Desktop V contract for the convenience of the Government upon the change in control of IDP to the Company. The Company appealed the denial by the SBA to the SBA’s Office of Hearings and Appeals. On August 31, 1999, the SBA denied the appeal and ruled that the U.S. Air Force must terminate-for-convenience the Desktop V contract. Under a termination-for-convenience, the Government shall reimburse the Company for all costs incurred in the performance of the contract. The Company expects to recover from the Government a portion or all of its unreimbursed costs. The Company is currently in negotiations with the Government regarding this matter. No assurances can be given that the Company will successfully recover any costs related to this matter.
15. Segment Reporting
     FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, also establishes a quantitative threshold, whereby an enterprise should report separately information about operating segments if its reported revenue is 10% or more of the combined revenue of all reported operating segments. The Company is organized on the basis of products and services. However, the Company does not evaluate the performance of its segments based on earnings. The Company’s chief operating decision maker is the Company’s President. While the President is apprised of a variety of financial metrics and information, the President makes decisions regarding how to allocate resources and assess performance based on a single operating unit.

16. Quarterly Financial Information (unaudited)
     Quarterly financial information for fiscal 2005 and 2004, as restated, is presented in the following tables:

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter (1)/(2)
				(2004 Restated)

2005
Revenue	$9,063,593	$9,684,038	$9,209,240	$8,517,786
Gross profit	2,537,673	2,516,097	2,149,152	1,408,226

Net income (loss) available to common shareholders	414,793	367,809	21,087	(933,343)

Per Share Data

Net income (loss) share
Basic	.03	.03	.01	(.07)
Diluted	.03	.03	.01	(.07)

2004
Revenue	$4,163,697	$5,791,764	$6,600,296	$11,613,448
Gross profit	792,494	1,736,832	1,139,745	2,503,653

Net (loss) income available to common shareholders	(1,606,099)	(315,929)	(1,076,927)	2,118,015

Per Share Data

Net (loss) income share
Basic	(0.13)	(0.02)	(0.08)	0.15
Diluted	(0.13)	(0.02)	(0.08)	0.15

(1) The Company adjusted its warranty reserve in the fourth quarter of 2005 in order to better reflect its estimated warranty expense liabilities. This adjustment resulted in a reduction of the associated expenses and a reduction in the net loss of approximately $160,000.
(2) In the fourth quarter of fiscal year 2004, the Company recorded certain adjustments of approximately $275,000 to adjust accruals related to accounting and legal expenses for less than initial estimates. Additionally, the company incurred costs associated with the terminated V-One merger of approximately $169,000. The aggregate effect of such adjustments was to increase net income by approximately $106,000. In addition, the Company recognized a gain from warrants in the amount of $1,642,908.
     Earnings per share data are rounded to the nearest penny each quarter; therefore, aggregate quarterly earnings per share may not agree to the fiscal year earnings per share reported on the Consolidated Statement of Operations.