Form 10-Q
period 2006-01-31
STEELCLOUD INC
filed 2006-03-15
CIK 1058027

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of March 1, 2006 there were 14,055,521 shares of the registrant’s common stock outstanding.

SteelCloud, Inc.
Form 10-Q Index
For the Quarterly period ended January 31, 2006

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
STEELCLOUD, INC.
CONSOLIDATED BALANCE SHEET

	October 31,	January 31,
	2005	2006
		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$6,657,367	$4,983,782
Accounts receivable, net	5,777,154	6,308,313
Inventory, net	1,218,596	2,024,471
Prepaid expenses and other current assets	264,968	251,570
Deferred contract cost	94,549	90,315

Total current assets	14,012,634	13,658,451

Property and equipment, net	1,255,666	1,216,934
Equipment on lease, net	698,285	618,185
Goodwill and other intangible assets, net	4,571,992	4,543,214
Deferred tax asset	400,000	400,000
Other assets	114,060	101,419

Total assets	$21,052,637	$20,538,203

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,467,028	$3,770,693
Accrued expenses	953,552	966,793
Notes payable, current	70,952	71,103
Unearned revenue	339,537	311,827

Total current liabilities	4,831,069	5,120,416

Notes payable, long-term	63,088	45,249
Other	161,166	164,527

Total long-term liabilities	224,254	209,776

Stockholders’ equity
Preferred stock, $.001 par value: 2,000,000 shares authorized, no shares issued and outstanding at October 31, 2005 and January 31, 2006	—	—
Common stock, $.001 par value: 50,000,000 shares authorized, 14,449,271 and 14,455,521 shares issued at October 31, 2005 and January 31, 2006, respectively	14,449	14,456
Additional paid in capital	49,579,868	49,621,442
Treasury stock, 400,000 shares at October 31, 2005 and January 31, 2006, respectively	(3,432,500)	(3,432,500)
Accumulated deficit	(30,164,503)	(30,995,387)

Total stockholders’ equity	15,997,314	15,208,011

Total liabilities and stockholders’ equity	$21,052,637	$20,538,203

The accompanying notes are an integral part of these consolidated financial statements.

STEELCLOUD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	January 31,
	2005	2006
Revenues
Products	$8,223,458	$5,988,038
Services	840,135	674,617

Total revenues	9,063,593	6,662,655

Cost of revenues
Products	5,934,618	4,825,704
Services	591,302	473,914

Total cost of revenues	6,525,920	5,299,618

Gross profit	2,537,673	1,363,037

Selling and marketing	441,985	500,174
Research and product development	213,482	178,363
General and administrative	1,446,344	1,504,036
Amortization of other intangible assets	28,778	28,778

Income (loss) from operations	407,084	(848,314)

Interest income, net	7,709	17,430

Net income (loss)	$414,793	$(830,884)

Earnings (loss) per share (basic and diluted):

Net basic and diluted earnings (loss) per share	$0.03	$(0.06)

Weighted-average shares outstanding, basic	13,835,870	14,049,760
Weighted-average shares outstanding, diluted	14,389,234	14,049,760
The accompanying notes are an integral part of these consolidated financial statements.

STEELCLOUD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	January 31,
	2005	2006
Operating activities
Net income (loss)	$414,793	$(830,884)

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:

Depreciation and amortization	197,612	190,472
Stock-based compensation	—	34,293

Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	3,776,703	(531,159)
Inventory	(1,606,912)	(805,875)
Prepaid expenses and other assets	36,350	26,039
Deferred contract costs	(593,667)	4,234
Accounts payable	(1,096,772)	303,665
Accrued expenses	243,669	18,900
Unearned revenue and other liabilities	981,499	(30,008)

Net cash provided by (used in) operating activities	2,353,275	(1,620,323)

Investing activities
Purchase of property and equipment	(154,789)	(42,862)

Financing activities
Proceeds from exercise of common stock options	25,757	7,288
Payments on notes payable	(18,205)	(17,688)

Net cash provided by (used in) financing activities	7,552	(10,400)
Net increase (decrease) in cash and cash equivalents of operations	2,206,038	(1,673,585)

Cash and cash equivalents at beginning of period	3,108,941	6,657,367

Cash and cash equivalents at end of period	$5,314,979	$4,983,782

Supplemental cash flow information
Interest paid	$1,557	$1,128
Income taxes paid	$—	$—
     The accompanying notes are an integral part of these consolidated financial statements.

STEELCLOUD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Nature of Business and Basis of Presentation
Founded in 1987, SteelCloud, Inc. (the “Company”) is a leading supplier of turnkey appliance servers, network security and infrastructure solutions, and professional Information Technology (“IT”) services. The Company’s appliance servers are marketed to large commercial and federal integrators and software companies so they can deliver their specialized applications and software products on highly optimized, configuration managed, integrated hardware platforms. Designed to meet the precise needs of volume customers, a SteelCloud appliance server solution combines SteelCloud hardware, with SteelCloud self-management software, with a specific operating system and the customer’s application software.
In addition, in collaboration with its strategic partners, the Company provides network security and infrastructure solutions to end user organizations in both the public and private sectors. In many cases, the Company augments these products with SteelCloud consulting services.
The Company is making research and development investments in proprietary software (intellectual property). Its software products include software that adds self-management functionality to its appliance server offerings and a compliance software package to help organizations address federal and state legislative acts such as Sarbanes-Oxley.
The consolidated financial statements for the three month periods ended January 31, 2006 and 2005 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K of the Company, which includes consolidated financial statements and notes thereto for the years ended October 31, 2005 and 2004.
2. Employee Stock Options
The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) on November 1, 2005. Issued by the Financial Accounting Standards Board (FASB) in December 2004, SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. Under the provisions of SFAS 123R, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the employee’s requisite service period. The Company has adopted the modified prospective transition method as provided by SFAS 123R and, accordingly, will not be restating financial statements results for prior periods. Under this method, compensation costs for all awards granted after the date of adoption and the unvested portion of previously granted awards outstanding are measured at their estimated fair value.
The Company recognized approximately $35,000 of stock-based compensation expense during the quarter ended January 31, 2006. The adoption of SFAS 123R had no effect on the Company’s basic and diluted earnings per share for the quarter ended January 31, 2006. The estimated fair value of the Company’s stock-based awards is amortized on a straight-line basis over the awards’ vesting period.

Prior to November 1, 2005, the Company accounted for employee stock option grants using the intrinsic method in accordance with Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees” and accordingly associated compensation expense, if any, was measured as the excess of the underlying stock price over the exercise price on the date of grant. The Company also complied with the disclosure option of SFAS No. 123 “Accounting for Stock Based Compensation”, and SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure”. The following table illustrates the previously disclosed proforma effects on net income and net income per share if the Company had accounted for its stock plans under the fair value method of accounting under SFAS 123R:

Three Months Ended
January 31, 2005
Net income — as reported	$414,793
Add: compensation expense recorded under APB No. 25	—
Deduct: SFAS 123R compensation expense	349,651

Net income — pro forma	$65,142
Net earnings per share:
Basic and Diluted — as reported	$0.03
Basic and Diluted — pro forma	$0.01
Incentive Stock Option Plans
In January 1997, the Company adopted the 1997 Stock Option Plan (the “1997 Option Plan”). Under the 1997 Option Plan, options to purchase a maximum of 2,650,000 shares of common stock of SteelCloud, Inc. (subject to adjustments in the event of stock splits, stock dividends, recapitalizations and other capital adjustments) may be granted to employees, officers and directors of the Company and certain other persons who provide services to the Company. In addition, the Company established the 2002 Stock Option Plan (the “2002 Option Plan”) in May 2002, which permits the Company to grant up to 750,000 options to employees, officers and directors of the Company and certain other persons who provide services to the Company under that Plan. In May 2004, the Company’s shareholders approved an amendment to the Company’s 2002 Stock option Plan to increase the number of options available under the plan from 750,000 to 1,500,000. Stock options are generally granted at the fair market value of its common stock at the date of grant. The options vest ratably over a stated period of time not to exceed four years. The contractual terms of the options are five or ten years.
As of January 31, 2006, there were 322,341 options available for future grants under the 1997 Option Plan, respectively and 1,500,000 options available for future grants under the 2002 Option Plan, respectively.
The Company did not grant any stock options during the quarter ended January 31, 2006. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing fair value model. This model is calculated based on exercise price, an expected annual dividend yield of 0% and several highly subjective assumptions, including the expected term and expected stock price volatility over the expected term.

A summary of the Company’s stock option activity for the three months ended January 31, 2006 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Term (in years)

Outstanding at October 31, 2005	2,448,910	$1.99

Options granted	—	—
Options exercised	(6,250)	1.17
Options canceled or expired	(115,001)	2.37

Outstanding at January 31, 2006	2,327,659	$1.98	2.20

Exercisable at January 31, 2006	2,114,784	$1.94	2.07
The total options outstanding do not include 600,000 non-qualified options granted to the former IDP stockholders that are not included in the Option Plan.
The total intrinsic value of options exercised during the quarter ended January 31, 2006 was approximately $3,200. Intrinsic value is calculated as the difference between the current market price of the underlying security and the strike price of a related option. As of January 31, 2006 the total intrinsic value of options outstanding was $679,000 and total intrinsic value of exercisable options was approximately $677,000.
A summary of the Company’s outstanding stock options at January 31, 2006 is as follows:

	Options Outstanding			Options Exercisable
		Weighted-	Average		Weighted-
		Average	Remaining		Average
	Number	Exercise	Contractual	Number	Exercise
Range of Exercise Prices	Outstanding	Price	Life	Outstanding	Price

$0.55-$1.75	864,425	$0.95	0.71	857,175	$0.95
$1.76-$4.50	1,463,234	2.58	3.08	1,257,609	2.61

$0.55-$4.50	2,327,659	$1.98	2.20	2,114,784	$1.94

As of January 31, 2006, unrecognized compensation expense related to non-vested stock options was $209,000 which is expected to be recognized over a weighted average period of 1.42 years.
Employee Stock Purchase Plan
In August, 1998, the Board adopted an Employee Stock Purchase Plan (“ESPP”) whereby employees may purchase Company stock through a payroll deduction plan. The purchase price of the stock is the lower of 85% of the fair market value on the first or last day of the applicable six month offering period. All employees, including officers but not directors, are eligible to participate in this plan. Executive officers whose stock ownership of the Company exceeds five percent of the outstanding common stock are not eligible to participate in this plan.
For the quarter ended January 31, 2006, the Company did not grant any ESPP awards. The fair value of each ESPP award is estimated on the date of the grant using the Black-Scholes option-pricing fair value model. This model is calculated based on exercise price, an expected annual dividend yield of 0%, the expected term and a highly subjective assumption, expected stock price volatility over the expected term. The Company used FASB Technical Bulletin No. 97-1 “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option” in determining the fair value of its ESPP awards.

As of January 31, 2006, there was approximately $6,000 of total unrecognized compensation cost related to ESPP awards that is expected to be recognized in the Company’s next fiscal quarter.
3. Operating Leases
The Company moved its headquarters and operations facilities in April 2005. As such, the Company has executed non-cancelable leases for these new facilities. The leases expire in August 2009 and August 2014. Rent expense under these leases, which is recorded on a straight-line basis over the life of each lease, is approximately $44,000 per month. The new monthly lease amounts include certain operational and maintenance expenses above and beyond the base rent. The Company also leases office space in Florida for sales and technical support.
4. Debt
On March 21, 2005, the Company renewed its bank line of credit that allows the Company to borrow an amount to the lesser of its collateralized cash on hand or $3.5 million. The line of credit bears interest at the LIBOR Market Index rate plus 1.25%. The line of credit is secured by all assets of the Company and expires on March 31, 2006. The Company anticipates that this line of credit will be renewed. There were no outstanding borrowings on the line of credit at October 31, 2005 and January 31, 2006.
On February 17, 2004, the Company executed two three-year promissory notes in conjunction with the purchase of the assets of Asgard Holding LLC (“Asgard”) for an aggregate principal amount of $170,138. The promissory notes each bear interest at 4% and mature in February 2007. The Company makes monthly aggregate payments of $4,726 plus accrued interest. The outstanding balance on the two notes at October 31, 2005 and January 31, 2006 was $75,617 and $61,439, respectively.
5. Deferred Revenue
Deferred revenue includes amounts received from customers for which revenue has not been recognized. This generally results from certain customer contracts, OEM (Original Equipment Manufacturer) releases, warranties, hardware maintenance and support, and consulting services. The deferred revenue associated with customer contracts and OEM releases represents payments received for milestones achieved prior to recognition of revenue. This revenue will be recognized as products are shipped. Revenues from warranties and hardware maintenance and support are recognized ratably over the service term selected by the customer. Service revenues from consulting are recognized as the services are performed.
6. Earnings Per Share
      Basic earnings per share is based on the weighted average number of common shares outstanding during the period and is calculated by dividing the net earnings (loss) by the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding plus common stock equivalents associated with stock options and warrants and is calculated by dividing net earnings by the weighted average number of common shares outstanding used in the basic earnings per share calculation plus the common stock equivalent of stock options and warrants. The dilutive weighted average number of common shares outstanding excluded potential common shares from stock options of approximately 452,000 for the quarter ended January 31, 2006. These shares were excluded from the earnings per share calculation due to their antidilutive effect resulting from the loss from operations.
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

8. Significant Customer
For the three months ending January 31, 2006, the Company’s significant customer was Lockheed Martin representing 31% of the Company’s net revenues for the three months ending January 31, 2006. Accounts receivable as of January 31, 2006 included amounts from Lockheed Martin of approximately $2.0 million or 34% of total net account receivables.
9. Recent Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R will require that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (SFAS 123). SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. In April 2005, the Securities and Exchange Commission amended the compliance dates for implementing SFAS 123R. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R effective as of the beginning of the next fiscal year that begins after June 15, 2005, with early adoption encouraged. The Company adopted SFAS 123R on November 1, 2005 using the modified prospective method. The effect of the adoption of SFAS 123R are noted in Footnote 2 and did not have a material impact on the Company’s consolidated statements of operations and net loss per share for the quarter ended January 31, 2006.

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
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended October 31, 2005 filed by the Company with the Securities and Exchange Commission.

OVERVIEW
Founded in 1987, SteelCloud, Inc. (the “Company”) is a leading supplier of turnkey appliance servers, network security and infrastructure solutions, and professional Information Technology (“IT”) services. The appliance servers are marketed to large commercial and federal integrators and software companies so they can deliver their specialized applications and software products on highly optimized, configuration managed, integrated hardware platforms. Designed to meet the precise needs of volume customers, a SteelCloud appliance server solution combines SteelCloud hardware, with SteelCloud self-management software, with a specific operating system and the customer’s application software.
In addition, in collaboration with its strategic partners, the Company provides network security and infrastructure solutions to end user organizations in both the public and private sectors. In many cases, the Company augments these products with SteelCloud consulting services.
The Company is making research and development investments in proprietary software (intellectual property). Its software products include software that adds self-management functionality to its appliance server offerings and a compliance software package to help organizations address federal and state legislative acts such as Sarbanes-Oxley.
Appliances and Servers
SteelCloud partners with leading software and technology companies to create branded, turnkey appliance server products. For each software partner, SteelCloud creates a unique product by integrating the partner’s software onto a custom-designed appliance platform running Linux, FreeBSD, or one of Microsoft’s operating systems. SteelCloud proprietary software, SteelWorksTM, may also be included to optimize installation, management and support of the appliance. SteelCloud delivers a unique, optimized appliance that is ready-to-deploy when it arrives at the end user’s site. In addition, the Company offers design, support, and logistical services, thereby augmenting the partner’s internal capabilities. SteelCloud takes responsibility for those tasks necessary to successfully bring an appliance to market, but which are impractical for its software partners to perform.
For customers requiring servers that deliver unique performance and/or the ability to withstand unusual environmental conditions, the Company designs and manufactures specialized custom servers in collaboration with Intel or AMD. The Company compliments its custom-solutions with specialized software integration and logistics programs. Thus, its specialized server customers receive solutions from SteelCloud that are unavailable from traditional computer vendors. The Company believes that its specialized server products are best suited to address the high volume needs of the federal government. The Company teams with large federal integrators as its primary channel for delivering its specialized servers to the federal government.
Network Security and Infrastructure Solutions
The Company serves the information technology security marketplace with a suite of network security products from its strategic partners. The Company sells the products to end users along with SteelCloud consulting, installation and integration services.
SteelCloud’s professional consulting services organization provides clients with a seamless extension of their IT organizations. Technical services include network analysis, network security audits and appraisals, incident response and remediation services, system design and managed security services. SteelCloud provides these professional services to public sector organizations as well as to commercial customers.
Advanced Technology
The Company has an advanced technology organization that designs and develops SteelCloud intellectual property in the form of proprietary SteelCloud software products. SteelWorksTM is the Company’s proprietary software package developed to be the foundation for SteelCloud’s customers to quickly create a fully integrated turnkey appliance. The Company has already begun delivering its SteelWorksTM product. The Company’s Audit Compliance System (ACS) is being developed to allow its customers to audit their existing Microsoft infrastructure. ACS will be brought to market later in fiscal 2006. The Company plans to sell the product directly to end-users and indirectly through, integrators, OEMs and channel partners.

Significant Customer Contracts
During the three months ending January 31, 2006, the federal integrator represented $2.1 million of the Company’s revenue or 31% of total revenues. The Company recognized approximately $6.8 million of revenue, representing 74% of total revenues, from one federal integrator during the three month period ending January 31, 2005. Given the nature of the products manufactured by the Company as well as the delivery schedules established by its partners, revenue and accounts receivable concentration by any single customer will fluctuate from quarter to quarter. Future revenues and results of operations could be adversely affected should this customer reduce its purchases, eliminate product lines or choose not to continue to buy products and services from SteelCloud.
The Company has a multiple award schedule contract with GSA (the “GSA Contract”). The Company’s GSA Contract was originally awarded in April 1996. It was renewed in fiscal 2002 and is valid through March 31, 2007. The GSA Contract enables government IT purchasers to acquire all of their requirements from a particular vendor and largely limits the competition to selected vendors holding GSA Contracts. Although this contract is material, activity on this contract fluctuates from quarter to quarter. For the three month periods ending January 31, 2006 and 2005, revenues associated with the Company’s GSA Contract were not material.
CRITICAL ACCOUNTING POLICIES
The Company believes the following represent its critical accounting policies:
Revenue Recognition
The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements, corrected copy” (SAB 104). Generally, SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable: and (4) collectibility is reasonably assured.
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
Deferred Tax Assets
Deferred tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences of revenue and expense items for financial statement and income tax purposes. A valuation allowance is provided to reduce related assets to an amount that is more likely than not realizable. The Company determines its valuation allowance pursuant to the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, which requires the Company to weigh all positive and negative evidence including past operating results and forecasts of future taxable income. In assessing the amount of the valuation allowance as of January 31, 2006, the Company considered, in particular, its forecasted operations for the remainder of the current fiscal year, taking into account its current backlog of orders, including those recently received, and other significant opportunities currently in its sales and marketing pipeline with a high probability of generating revenues. If forecasts of taxable income change in the future, the Company may be required to adjust the valuation allowance against deferred tax assets, which would result in additional tax expense or benefit.
RESULTS OF OPERATIONS
For the three months ended January 31, 2006 compared to the three months ended January 31, 2005
Product revenues decreased to $5,988,038 for the three months ended January 31, 2006 from $8,223,458 for the same period in fiscal 2005, a decrease of $2,235,420 or 27.2%. The decrease is primarily attributable to the completion of several significant contracts with one federal integrator during fiscal year 2005. The Company recognized revenue of approximately $6.8 million associated with this integrator for the three month period ending January 31, 2005 compared to approximately $2.0 million during the same period in fiscal year 2006. Partially offsetting this decrease was a higher demand for OEM (Original Equipment Manufacturer) products generated by new and existing customers. OEM sales increased by approximately $747,000 for the three month period ending January 31, 2006, as compared to the same period in fiscal 2005. In addition, security solution product revenues increased by $1.8 million for the three months ending January 31, 2006 from the same period in 2005 as the result of the Company engaging new channel partners in an effort to enhance and diversify its product offerings and expand its revenue base.
Service revenues decreased to $674,617 for the three months ended January 31, 2006 from $840,135 for the same period in fiscal 2005, a decrease of $165,518 or 19.7%. The decrease in service revenues for the three month period ended January 31, 2006 as compared to the same period in fiscal 2005 is primarily the result of the completion of certain long-term contracts. In addition, investments in training and technical consultant staff were made in order to position the Company to enter new market segments and provide growth opportunities. As such, revenue activities have been impacted as time and resources have been required to cultivate these new relationships and develop these additional service capabilities.
Product gross margin, as a percentage of net revenues, decreased to 20.4% for the three months ended January 31, 2006 from 27.8% for the same period in fiscal 2005. The decrease in gross margin for the three months ended January 31, 2006 is primarily due to the decrease in higher margin sales associated with the completion of several significant contracts during fiscal 2005. In addition, the decrease can be attributable to the growth in solution product revenues during the three month period ending 2006 compared to the same period ending 2005. The Company expects gross margin as a percentage of net revenues to fluctuate from quarter to quarter as product lines expand, new products are brought to market, start up costs are incurred and new discounts, incentives and rebates become available.

The gross margin for services decreased to $200,703 for the three months ended January 31, 2006 from $248,833 for the same period in fiscal 2005, a decrease of $48,130 or 19%. Gross margin as a percentage of net revenues was 29.8% and 29.6% for the three months ended January 31, 2006 and 2005, respectively. The decrease in gross margin is attributable to lower service revenue during the three months ending January 31, 2006 as compared to the three month period ending January 31, 2005. Although the Company was able to maintain a consistent gross margin from services during the three months ending January 31, 2006 and 2005, first quarter margins historically yield lower margins due to seasonal fluctuations in consulting utilizations.
Selling and marketing expenses increased to $500,174 for the three months ended January 31, 2006 from $441,985 for the same period in fiscal 2005, an increase of $58,189 or 13.2%. The increase is the result of deploying selling and marketing resources, primarily additional sales personnel, to support its new product and services during the three months ending January 31, 2006 compared to the three month period ending January 31 2005. Although the Company anticipates selling and marketing expenses to increase as new products and services are introduced, the Company will continue to evaluate its costs relative to its revenues and gross margins.
Research and product development expenses decreased to $178,363 for the three months ended January 31, 2006 from $213,482 for the same period in fiscal 2005, a decrease of $35,119 or 16.5%. The decrease is the result of the life cycle of bringing new products to market. The Company’s new proprietary product is nearing completion and as a result, the Company has reallocated its technical resources from research and development to manufacturing, product support and marketing. The Company believes that research and development expenses will fluctuate from quarter to quarter as new products are being developed and introduced into the marketplace.
General and administrative expenses increased to $1,504,036 for the three months ended January 31, 2006 from $1,446,344 for the same period in fiscal 2005, an increase of $57,692 or 4.0%. The increase is primarily the result of the Company’s adoption of SFAS 123(R) during the three months ending January 31, 2006. For the three months ending January 31, 2006 the Company recorded stock option compensation expense of $34,293. In addition, rent expense slightly increased in fiscal 2006 as a result of the Company’s move during fiscal 2005. As a percentage of revenue, general and administrative expenses increased to 23% for the three month period ending January 31, 2006 from 16% for the same period in fiscal 2005. The increase is the result of the lower net revenues for the period ending January 31, 2006 compared to 2005. Although the Company continues to manage its costs relative to its revenues and gross margins, additional resources will be required in order to support its new product lines. In addition, the Company expects to incur general and administrative expenses associated with Sarbanes-Oxley compliance. However, at present, it is difficult to predict the timing and extent of such costs to be incurred in fiscal 2006 due to the recently announced delay in the implementation date for certain provisions related to internal control reporting. Management is currently assessing the impact of this deferral on its plans.
Interest income, net, increased to $17,430 for the three months ended January 31, 2006 from $7,709 of interest income, net, for the same period in fiscal 2005, an increase of $9,721 or 126.1%. The Company’s interest income for the three month period ending January 31, 2006 was higher than the comparable period in fiscal year 2005 due to increases in interest rates and higher cash balances throughout the three months ending January 31, 2006.
The Company reported a net loss of $(830,884) for the three months ended January 31, 2006 as compared to a net income of $414,793 for the same period in fiscal 2005. The decrease in net income for the three months ended January 31, 2006 as compared to the same period in fiscal 2005 is attributable to the Company’s increased deliveries of product associated with significant contract awards during fiscal year 2005.
LIQUIDITY AND CAPITAL RESOURCES
As of January 31, 2006, the Company had working capital of $8.5 million. The Company believes cash on hand together with cash generated from future operations will provide sufficient financial resources to finance operations of the Company during the upcoming 12 months.
For the three months ended January 31, 2006, the Company used $1,620,323 in cash from operating activities. The Company’s primary use of cash was the purchase of inventory over that carried in the prior period of $805,875 and financing an increase in accounts receivable of $531,159.

For the three months ended January 31, 2006, the Company invested $42,862 in property and equipment.
For the three months ended January 31, 2006, the Company used $10,400 from financing activities. The Company reduced its notes payable balance by $17,688 and generated cash of $7,288 as a result of the exercise of employee stock options.
On March 21, 2005, the Company renewed its bank line of credit that allows the Company to borrow an amount to the lesser of its collateralized cash on hand or $3.5 million. The line of credit bears interest at the LIBOR Market Index rate plus 1.25%. The line of credit is secured by all assets of the Company and expires on March 31, 2006. The Company anticipates that this line of credit will be renewed.
In addition, the Company assumed $170,138 of Asgard’s debt by executing two three-year promissory notes. The promissory notes each bear interest at 4% and mature in February 2007. The Company makes monthly aggregate payments of $4,726 plus accrued interest. The outstanding balance on the two notes at January 31, 2006 was $61,439.
From time to time, the Company may pursue strategic acquisitions or mergers, which may require significant additional capital to satisfy unusual or infrequent expenses. In such event, the Company may seek additional financing of debt and/or equity.
Contractual Obligations and Commercial Commitments:
The Company’s significant contractual obligations as of January 31, 2006 are for debt and operating leases. In April 2005 the Company moved its headquarters and operations facilities. The total obligation for the new leases, expiring in August 2009 and August 2014, is approximately $44,000 a month. In addition, the Company leases office space in Florida for sales and technical support. Debt by year of maturity and future rental payments under operating lease agreements are presented below. The Company does not have any purchase obligations, capital lease obligations or any material commitments for capital expenditures as of January 31, 2006. The Company has not engaged in off-balance sheet financing, commodity contract trading or significant related party transactions.

Contractual Obligations	Payments Due by Period
		Less than 1			More than 5
	Total	year	1-3 years	3-5 years	years
Notes Payable — Current	$71,103	$71,103	—	—	—
Long Term Debt	$45,249	—	$31,658	$13,591	—
Operating Lease	$3,536,981	$615,689	$1,231,378	$723,614	$966,300
Management believes that these commitments will be satisfied with operating cash flows.

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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of SteelCloud’s Disclosure Controls and Internal Controls
SteelCloud evaluated the effectiveness of the design and operation of its disclosure controls and procedures, or “Disclosure Controls,” as of the end of the period covered by this quarterly report on Form 10-Q. This evaluation, or “Controls Evaluation”, was performed under the supervision, and with the participation, of management, including our Chairman of the Board, Chief Executive Officer and Director (“CEO”), our President, and our Chief Financial Officer (“CFO”).
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
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

March 15, 2006	STEELCLOUD, INC.

	By:	/s/ Thomas P. Dunne

Name: Thomas P. Dunne
Title: Chief Executive Officer

	By:	/s/ Brian Hajost

Name: Brian Hajost
Title: President

	By:	/s/ Kevin Murphy

Name: Kevin Murphy
Title: Chief Financial Officer