Form 10-K/A
period 2005-10-31
STEELCLOUD INC
filed 2006-05-26
CIK 1058027

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(AMENDMENT NO. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
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
Yes ☑ No ☐
Indicate by check mark if there is disclosure of delinquent filers in response to Item 405 of Regulation S-K contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
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

EXPLANATORY NOTE
SteelCloud, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended October 31, 2005, which was originally filed on January 27, 2006 (the “Original Filing”), solely to revise Footnote 16 included in Item 15 in the Original Filing to correctly disclose the effects of the restatement on a quarterly basis for the fiscal year ended October 31, 2004. In the Original Filing, the effect of the restatement, in total, was presented as effecting the fourth quarter of fiscal year 2004. This Amendment contains only the sections and exhibits to the Original Filing which are being amended and restated, and those unaffected parts or exhibits are not included herein. This matter has no affect on the Company’s annual balance sheets, income statements, statements of cash flows or any other disclosures.
We have not re-evaluated our disclosure controls and procedures as of the date of this Amendment or modified or updated other disclosures presented in the Original Filing. You should not deem the filing of this Amendment to be an admission that our Original Filing, when made, included any known, untrue statement of material fact or knowingly omitted to state a material fact necessary to make a statement in the Original Filing not misleading. Accordingly, this Amendment should be read in conjunction with our filings made subsequent to the filing of the Original Filing. With this Amendment our Chief Executive Officer, President and Chief Financial Officer have also re-issued their certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act.
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

On May 25, 2006, the Company filed a report on Form 8-K pursuant to Item 3.01 “Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing,” Item 8.01 “Other Events,” and Item 9.01 “Financial Statements and Exhibits.”

On May 12, 2006, the Company filed a report on Form 8-K pursuant to Item 5.02 “Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers” and Item 8.01 “Other Events.”

On March 13, 2006, the Company filed a report on Form 8-K pursuant to Item 2.02 “Results of Operations and Financial Condition” and Item 9.01 “Financial Statements and Exhibits.”

(c)	Exhibits

Exhibit
Number	Description

**3.1	Articles of Incorporation of the Company, dated February 25, 1998, and effective as of February 26, 1998. (Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1, Amendment No. 1, dated April 23, 1998 (File No. 333-47631) and hereby incorporated by reference).

2

Exhibit
Number	Description

**3.2	By-laws of the Company, effective as of March 5, 1998. (Filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1, Amendment No. 2, dated April 23, 1998 (File No. 333-47631) and hereby incorporated by reference.)
**4.1	Specimen common stock certificate for the Company. (Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1, Amendment No. 2, dated April 23, 1998 (File No. 333-47631) and hereby incorporated by reference.)
**10.8	Employment Agreement by and between Dunn and Thomas P. Dunne (Filed as Exhibit 99.2 to Dunn’s Registration Statement on Form SB-2, Amendment 2, dated April 4, 1997 (File No. 333-19635) and hereby incorporated by reference).
**10.11	1997 Stock Option Plan, as amended. (Filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1, Amendment No. 2, dated April 23, 1998 (File No. 333-47631) and hereby incorporated by reference).
**10.13	Agreement, dated May 5, 1997, by and between International Data Products, Corp. and the U.S. Air Force, the Desktop V Contract. (Filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1, Amendment No. 2, dated April 23, 1998 (File No. 333-47631) and hereby incorporated by reference).
**10.22	Employee Stock Purchase Plan. (Filed as Exhibit 10.22 to the Company’s 10-K, dated February 16, 1999 and hereby incorporated by reference).
**10.31	Mutual Termination Agreement by and between SteelCloud, Inc. and V-One Corporation dated September 28, 2004 (Filed as Exhibit 10.1 to the Company’s 8-K, dated September 28, 2004 and hereby incorporated by reference).
**10.32	Employment Agreement by and between SteelCloud, Inc. and Kevin Murphy, dated June 8, 2004. (Filed as Exhibit 10.32 to the Company’s 10-K, dated January 26, 2005 and hereby incorporated by reference).
**10.33	Employment Agreement by and between SteelCloud, Inc. and Brian Hajost, dated June 8, 2004. (Filed as Exhibit 10.33 to the Company’s 10-K, dated January 26, 2005 and hereby incorporated by reference).
**10.34	Asset Purchase Agreement by and between SteelCloud, Inc. and Asgard Holding, LLC, dated February 17, 2004. (Filed as Exhibit 10.34 to the Company’s 10-K, dated January 26, 2005 and hereby incorporated by reference).
**10.35	Sublease by and between SteelCloud and NEC America Inc., dated September 28, 2004. (Filed as Exhibit 10.35 to the Company’s 10-K, dated January 26, 2005 and hereby incorporated by reference).
**10.36 **10.37	Revised Rent Commencement Date Agreement, dated March 16, 2005 between OTR and the Company. Standard Industrial Gross Lease, dated November 4, 2004 between OTR and the Company and Lease Amendment #1, dated March 28, 2005.
**10.38	Loan Agreement, dated January 22, 2004, by and between Steelcloud, Inc. and Wachovia Bank, National Association and Promissory Note issued by SteelCloud, Inc. on March 21, 2005 to Wachovia Bank, National Association.
**21.1	List of Subsidiaries.
**23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.
*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.3	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.
*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.
*32.3	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

*	Filed herewith

**	Previously filed.

3

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 26, 2006	STEELCLOUD, INC.

	By:	/s/ Thomas P. Dunne Thomas P. Dunne
Chief Executive Officer
     Pursuant to and in accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Thomas P. Dunne Thomas P. Dunne	Chief Executive Officer and Director	May 26, 2006

/s/ Brian Hajost Brian Hajost	President	May 26, 2006

/s/ Kevin Murphy Kevin Murphy	Chief Financial Officer	May 26, 2006

/s/ VADM E. A. Burkhalter VADM E. A. Burkhalter USN (Ret.)	Director	May 26, 2006

/s/ James Bruno James Bruno	Director	May 26, 2006

/s/ Jay Kaplowitz Jay Kaplowitz	Director	May 26, 2006

/s/ Benjamin Krieger Benjamin Krieger	Director	May 26, 2006

4

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

See accompanying notes.

STEELCLOUD, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Additional
	Preferred Stock		Common Stock		Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total
Balance at October 31, 2003 (Restated)	—	—	13,008,553	$13,009	$45,114,918	$(3,432,500)	$(29,153,909)	$12,541,518

Issuance of common stock in connection with exercise of employee incentive stock option plan	—	—	326,899	327	493,066	—	—	493,393

Issuance of common stock in connection with exercise of warrants	—	—	247,525	247	718,467	—	—	718,714

Issuance of common stock in connection with employee stock purchase plan	—	—	55,537	56	132,559	—	—	132,615

Issuance of common stock in connection with purchase of Asgard	—	—	575,000	575	2,283,325	—	—	2,283,900

Net (loss)	—	—	—	—	—	—	(880,940)	(880,940)

Balance at October 31, 2004 (Restated)	—	—	14,213,514	$14,214	$48,742,335	$(3,432,500)	$(30,034,849)	15,289,200

Issuance of common stock in connection with exercise of employee incentive stock option plan	—	—	176,375	176	179,333	—	—	179,509

Issuance of common stock in connection with employee stock purchase plan	—	—	59,382	59	108,990	—	—	109,049

Reclassification of liability associated with warrants to equity	—	—	—	—	549,210	—	—	549,210

Net (loss)	—	—	—	—	—	—	(129,654)	(129,654)

Balance at October 31, 2005	—	—	14,449,271	$14,449	$49,579,868	$(3,432,500)	$(30,164,503)	15,997,314

See accompanying notes.

STEELCLOUD, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED OCTOBER 31,
	2003	2004	2005
		(Restated)
Operating activities
Net income (loss)	$219,988	$(880,940)	$(129,654)
Loss from discontinued operations, net	143,944	—	—

Income (loss) applicable from continuing operations	363,932	(880,940)	(129,654)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	331,553	486,974	803,680
Amortization of goodwill and other intangibles	—	100,710	115,113
Gain from derivative/warrants	—	(1,642,908)	—
Changes in operating assets and liabilities:
Accounts receivable, net	749,791	(4,200,221)	3,755,616
Inventory	1,336,334	(748,741)	2,411,089
Prepaid expenses and other assets	29,394	(52,706)	124,643
Deferred contract costs	2,032,286	(33,032)	(54,464)
Accounts payable	(321,574)	1,663,884	(1,399,051)
Accrued expenses	(166,718)	82,404	(314,649)
Unearned revenue and other liabilities	(4,214,496)	83,123	(65,546)

Net cash provided by (used in) operating activities of continuing operations	140,502	(5,141,453)	5,246,777

Investing activities
Purchases of property and equipment	(228,177)	(502,446)	(1,929,113)
Cash paid in acquisition	—	(725,854)	—

Net cash (used in) investing activities	(228,177)	(1,228,300)	(1,929,113)

Financing activities
Proceeds from issuance of common stock and warrants, net of expenses	7,390,559	718,714	—
Proceeds from exercise of common stock options	366,021	626,008	288,558
(Payments) proceeds on notes payable	(538,436)	35,751	(57,796)

Net cash provided by financing activities	7,218,144	1,380,473	230,762

Net increase (decrease) in cash and cash equivalents of continuing operations	7,130,469	(4,989,280)	3,548,426
Net cash provided by operating activities of discontinued operations	216,429	—	—
Cash and cash equivalents at beginning of year	751,323	8,098,221	3,108,941

Cash and cash equivalents at end of year	$8,098,221	$3,108,941	$6,657,367

Supplemental cash flow information
Interest paid	$23,345	$24,473	$12,879

Income taxes paid	—	—	-

Non-cash investing activities
Issuance of stock and debt assumption in purchase of Asgard assets	$—	$(2,454,038)	$—

Non-cash investing activities	$—	$(2,454,038)	$—

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
     Had compensation expense related to the stock options been determined based on the fair value at the grant date for options granted during the years ended October 31, 2003, 2004, and 2005 consistent with the provisions of SFAS 123, the Company’s net income and earnings per share would have been as follows:

	Year ended October 31,
	2003	2004	2005
		(Restated)

Net income (loss) applicable to common shareholders	$219,988	$(880,940)	$(129,654)
Deduct: Total stock-based compensation expense determined under fair value based method	$630,932	$524,265	$1,558,177

Net (loss) — pro forma	$(410,944)	$(1,405,205)	$(1,687,831)

Earnings per share:
Earnings (Loss) per share basic — as reported...	$0.03	$(0.07)	$(0.01)
Earnings (Loss) per share diluted — as reported	$0.02	$(0.07)	$(0.01)
(Loss) per share basic — pro forma	$(0.04)	$(0.10)	$(0.12)
(Loss) per share diluted — pro forma	$(0.04)	$(0.10)	$(0.12)
Weighted average common shares outstanding:
Basic weighted average shares outstanding	10,240,630	13,450,140	13,933,740
Fully diluted weighted average shares outstanding	10,962,050	13,450,140	13,933,740
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
     The following table summarizes information about fixed-price stock options outstanding at October 31, 2005:

		Average	Weighted-
		Remaining	Average
	Number	Contractual	Exercise
Range of Exercise Prices	Outstanding	Life	Price
$0.55-$1.75	870,676	0.85	$0.96
$1.76-$4.50	1,578,234	3.35	2.57

$0.55-$4.50	2,448,910	2.46	$1.99

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
13. Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share:

	Years ended October 31,
	2003	2004	2005
		(Restated)
Numerator:
Net income from continuing operations	363,930	(880,940)	(129,654)

Denominator:
Denominator for basic earnings per share-weighted-average shares	10,240,630	13,450,140	13,933,740
Effect of dilutive securities:
Employee stock options	721,420	—	—

Dilutive potential common shares	721,420	—	—

Denominator for diluted earnings per share - adjusted weighted-average shares and assumed conversions	10,962,050	13,450,140	13,933,740

Earnings (loss) per share from continuing operations, basic	$0.04	$(0.07)	$(0.01)

Earnings (loss) per share from continuing operations, diluted	$0.03	$(0.07)	$(0.01)

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

16. Quarterly Financial Information (unaudited)
     Quarterly financial information for fiscal 2005 and 2004, as restated, is presented in the following tables:

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter (1)/(2)

2005
Revenue	$9,063,593	$9,684,038	$9,209,240	$8,517,786
Gross profit	2,537,673	2,516,097	2,149,152	1,408,226
Net income (loss) available to common shareholders	414,793	367,809	21,087	(933,343)

Per Share Data

Net income (loss) share
Basic	.03	.03	.01	(.07)
Diluted	.03	.03	.01	(.07)

2004 (Restated) (3)
Revenue	$4,163,697	$5,791,764	$6,600,296	$11,613,448
Gross profit	792,494	1,736,832	1,139,745	2,503,653
Net (loss) income available to common shareholders	(1,050,874)	43,551	(416,263)	542,646

Per Share Data

Net (loss) income share
Basic	(0.08)	0.01	(0.03)	0.04
Diluted	(0.08)	0.01	(0.03)	0.04

(1)	The Company adjusted its warranty reserve in the fourth quarter of 2005 in order to better reflect its estimated warranty expense liabilities. This adjustment resulted in a reduction of the associated expenses and a reduction in the net loss of approximately $160,000.

(2)	In the fourth quarter of fiscal year 2004, the Company recorded certain adjustments of approximately $275,000 to adjust accruals related to accounting and legal expenses for less than initial estimates. Additionally, the company incurred costs associated with the terminated V-One merger of approximately $169,000. The aggregate effect of such adjustments was to increase net income by approximately $106,000. In addition, the Company recognized a gain from warrants in the amount of $67,556.

(3)	As disclosed in Note 2 to these financial statements, the Company previously restated its fiscal 2004 financial statements to reflect a non-cash gain of $1,643,000 for the change in the liability associated with certain warrants. The quarterly effect of such gain on the fiscal 2004 quarterly results of operations was to reflect a gain of $555,225, $359,480, $660,664 and $67,539 in the first, second, third and fourth quarters, respectively.
     Earnings per share data are rounded to the nearest penny each quarter; therefore, aggregate quarterly earnings per share may not agree to the fiscal year earnings per share reported on the Consolidated Statement of Operations.