Form 10-Q
period 2006-04-30
STEELCLOUD INC
filed 2006-06-22
CIK 1058027

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2006
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
Yes ☐ No ☑
As of June 1, 2006 there were 14,209,274 shares of the registrant’s common stock outstanding.

SteelCloud, Inc.
Form 10-Q Index
For the Quarterly period ended April 30, 2006

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
STEELCLOUD, INC.
CONSOLIDATED BALANCE SHEET

	October 31,	April 30,
	2005	2006
		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$6,657,367	$3,853,791
Accounts receivable, net	5,777,154	6,472,956
Inventory, net	1,218,596	1,686,917
Prepaid expenses and other current assets	264,968	271,777
Deferred contract cost	94,549	289,882

Total current assets	14,012,634	12,575,323

Property and equipment, net	1,255,666	1,182,356
Equipment on lease, net	698,285	538,623
Goodwill and other intangible assets, net	4,571,992	4,514,435
Deferred tax asset	400,000	—
Other assets	114,060	105,462

Total assets	$21,052,637	$18,916,199

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,467,028	$3,221,404
Accrued expenses	953,552	1,665,700
Notes payable, current	70,952	61,730
Unearned revenue	339,537	349,041

Total current liabilities	4,831,069	5,297,875

Notes payable, long-term	63,088	36,699
Other	161,166	164,663

Total long-term liabilities	224,254	201,362

Stockholders’ equity
Preferred stock, $.001 par value: 2,000,000 shares authorized, no shares issued and outstanding at October 31, 2005 and April 30, 2006	—	—
Common stock, $.001 par value: 50,000,000 shares authorized, 14,449,271 and 14,609,274 shares issued at October 31, 2005 and April 30, 2006, respectively	14,449	14,609
Additional paid in capital	49,579,868	49,758,553
Treasury stock, 400,000 shares at October 31, 2005 and April 30, 2006, respectively	(3,432,500)	(3,432,500)
Accumulated deficit	(30,164,503)	(32,923,700)

Total stockholders’ equity	15,997,314	13,416,962

Total liabilities and stockholders’ equity	$21,052,637	$18,916,199

The accompanying notes are an integral part of these consolidated financial statements.

STEELCLOUD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2005	2006	2005	2006
Revenues
Products	$8,924,494	$6,618,262	$17,147,952	$12,606,300
Services	759,544	674,607	1,599,679	1,349,224

Total revenues	9,684,038	7,292,869	18,747,631	13,955,524

Cost of revenues
Products	6,696,927	5,676,713	12,631,545	10,502,417
Services	471,014	583,734	1,062,316	1,057,648

Total cost of revenues	7,167,941	6,260,447	13,693,861	11,560,065

Gross profit	2,516,097	1,032,422	5,053,770	2,395,459

Selling and marketing	367,608	711,978	809,593	1,212,152
Research and product development	177,813	127,443	391,295	305,806
General and administrative	1,578,450	1,704,362	3,024,794	3,208,398
Amortization of other intangible assets	28,779	28,779	57,557	57,557

Income (loss) from operations	363,447	(1,540,140)	770,531	(2,388,454)

Interest (income), net	(4,362)	(11,827)	(12,071)	(29,257)

Income (loss) before income taxes	367,809	(1,528,313)	782,602	(2,359,197)

Provision for income taxes	—	400,000	—	400,000

Net income (loss)	367,809	(1,928,313)	782,602	(2,759,197)

Earnings (loss) per share:

Basic earnings (loss) per share	$0.03	$(0.14)	$0.06	$(0.20)

Diluted earnings (loss) per share	$0.03	$(0.14)	$0.05	$(0.20)

Weighted-average shares outstanding, basic	13,882,019	14,098,542	13,858,562	14,073,747
Weighted-average shares outstanding, diluted	14,633,702	14,098,542	14,482,490	14,073,747
     The accompanying notes are an integral part of these consolidated financial statements.

STEELCLOUD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	April 30,
	2005	2006

Operating activities
Net income (loss)	$782,602	$(2,759,197)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization	393,956	381,426
Stock-based compensation	—	62,378
Provision for income taxes	—	400,000

Changes in operating assets and liabilities:
Accounts receivable	3,604,958	(695,802)
Inventory	333,478	(468,321)
Prepaid expenses and other assets	509	1,789
Deferred contract costs	(301,270)	(195,333)
Accounts payable	(3,158,987)	(245,624)
Accrued expenses	73,089	715,645
Unearned revenue and other liabilities	337,731	9,504

Net cash provided by (used in) operating activities	2,066,066	(2,793,535)

Investing activities
Purchase of property and equipment	(1,319,392)	(90,897)

Financing activities
Proceeds from exercise of common stock options	160,370	116,467
Payments on notes payable	(36,090)	(35,611)
Proceeds on line of credit	2,000,000	—

Net cash provided by financing activities	2,124,280	80,856

Net increase (decrease) in cash and cash equivalents	2,870,954	(2,803,576)

Cash and cash equivalents at beginning of period	3,108,941	6,657,367

Cash and cash equivalents at end of period	$5,979,895	$3,853,791

Supplemental cash flow information
Interest paid	$6,076	$2,137
Income taxes paid	$—	$—
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
The Company is making research and development investments in proprietary software (intellectual property) products. Its SteelWorksTM software product adds self-management functionality to its appliance server offerings. The Company is working with a significant new customer to expand SteelWorksTM compatibility and to increase its disaster recovery capabilities. The Company’s audit compliance software, which has been under development, has been evaluated against changing market needs and will not be brought to market in light of changing Company priorities.
The consolidated financial statements for the three and six month periods ended April 30, 2006 and 2005 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K of the Company, which includes consolidated financial statements and notes thereto for the years ended October 31, 2005 and 2004.
2. Significant Accounting Policies
Deferred Tax Assets
Deferred tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences of revenue and expense items for financial statement and income tax purposes. A valuation allowance is provided to reduce related assets to an amount that is more likely than not realizable. The Company determines its valuation allowance pursuant to the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, which requires the Company to weigh all positive and negative evidence including past operating results and forecasts of future taxable income. In assessing the amount of the valuation allowance as of April 30, 2006, the Company considered, in particular, its forecasted operations for the remainder of the current fiscal year, taking into account its year to date results of operations, current backlog of orders, including those recently received, and other significant opportunities currently in its sales and marketing pipeline with a high probability of generating revenues. Based upon this review, the Company adjusted its valuation allowance by fully reserving for all deferred tax assets, causing the Company to recognize income tax expense of $400,000 for the three and six month periods ended April 30, 2006.

3. Employee Stock Options
The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) on November 1, 2005. Issued by the Financial Accounting Standards Board (FASB) in December 2004, SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. Under the provisions of SFAS 123R, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the employee’s requisite service period. The Company has adopted the modified prospective transition method as provided by SFAS 123R and compensation costs for all awards granted after the date of adoption and the unvested portion of previously granted awards outstanding are measured at their estimated fair value.
The Company recognized approximately $28,000 and $62,000 of stock-based compensation expense during the three and six month periods, respectively, ended April 30, 2006. The adoption of SFAS 123R had no effect on the Company’s basic and diluted loss per share for the quarter ended April 30, 2006. The estimated fair value of the Company’s stock-based awards is amortized on a straight-line basis over the awards’ vesting period.
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

	Three Months Ended	Six Months Ended
	April 30, 2005	April 30, 2005

Net income — as reported	$367,809	$782,602
Add: compensation expense recorded under APB No. 25	—	—
Deduct: SFAS 123R compensation expense	349,651	699,302

Net income — pro forma	$18,158	$83,300
Net earnings per share:
Basic — as reported	$0.03	$0.06
Basic — pro forma	$0.01	$0.01
Diluted — as reported	$0.03	$0.05
Diluted — pro forma	$0.01	$0.01
The fair value of the Company’s stock-based awards granted in the three and six month periods ended April 30, 2005 was estimated using an expected annual dividend yield of 0% and the following weighted average assumptions:

	Three months ended		Six months ended
	Options	ESPP	Options	ESPP
	April 30, 2005	April 30, 2005	April 30, 2005	April 30, 2005
Expected term (years)	—	0.50	—	0.50
Expected stock price volatility	—	45.4%	—	45.4%
Risk-free interest rate	—	3.13%	—	3.13%

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
As of April 30, 2006, there were no options available for future grants under the 1997 Option Plan and 861,437 options available for future grants under the 2002 Option Plan, respectively.
The Company did not grant any stock options during the three or six months ended April 30, 2006 and 2005. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing fair value model. This model is calculated based on exercise price, an expected annual dividend yield of 0% and several highly subjective assumptions, including the expected term and expected stock price volatility over the expected term.
A summary of the Company’s stock option activity for the six months ended April 30, 2006 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Term (in years)

Outstanding at October 31, 2005	2,448,910	$1.99

Options granted	—	—
Options exercised	(135,000)	0.59
Options canceled or expired	(466,626)	1.60

Outstanding at April 30, 2006	1,847,284	$2.20	2.29

Exercisable at April 30, 2006	1,727,534	$2.19	2.21
The total options outstanding do not include 600,000 non-qualified options granted to the former IDP stockholders that are not included in the Option Plan.
The total intrinsic value of options exercised during the three and six month periods ended April 30, 2006 was approximately $144,000 and $147,000, respectively. Intrinsic value is calculated as the difference between the current market price of the underlying security and the strike price of a related option. As of April 30, 2006 the total intrinsic value of options outstanding was $208,000 and total intrinsic value of exercisable options was approximately $207,000.

A summary of the Company’s outstanding stock options at April 30, 2006 is as follows:

	Options Outstanding			Options Exercisable
		Weighted-	Average		Weighted-
		Average	Remaining		Average
	Number	Exercise	Contractual	Number	Exercise
Range of Exercise Prices	Outstanding	Price	Life	Outstanding	Price

$0.55-$1.75	494,050	$1.13	0.84	486,800	$1.12
$1.76-$4.50	1,353,234	2.59	2.82	1,240,734	2.61

$0.55-$4.50	1,847,284	$2.20	2.29	1,727,534	$2.19

As of April 30, 2006, unrecognized compensation expense related to non-vested stock options was $186,500 which is expected to be recognized over a weighted average period of 1.41 years.
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
The fair value of each ESPP award is estimated on the date of the grant using the Black-Scholes option-pricing fair value model. This model is calculated based on exercise price, an expected annual dividend yield of 0%, the expected term and a highly subjective assumption, expected stock price volatility over the expected term. The Company used FASB Technical Bulletin No. 97-1 “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option” in determining the fair value of its ESPP awards. The fair value of the Company’s ESPP awards granted in the three and six month periods ended April 30, 2006 was estimated using the following weighted average assumptions:

	Three Months
	Ended	Six Months Ended
	April 30, 2006	April 30, 2006
Expected term (years)[1]	0.50	0.50
Expected stock price volatility[2]	42.6%	42.6%
Risk-free interest rate[3]	4.81%	4.81%

[1] - Expected term. Expected term for ESPP awards is equal to the vesting period of the award.
[2] - Expected stock price volatility. Expected stock price volatility for ESPP awards is calculated using the weighted average of the Company’s historical volatility over the expected term of the award.
[3] - Risk-free interest rate. The risk-free interest rate is calculated based on the U.S Treasury yield curve on the grant date and the expected term of the award.
As of April 30, 2006, there was approximately $3,500 of total unrecognized compensation cost related to ESPP awards that is expected to be recognized in the Company’s next fiscal quarter.

4. Operating Leases
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
5. Debt
On March 29, 2006, the Company renewed its bank line of credit that allows the Company to borrow an amount to the lesser of its collateralized cash on hand or $3.5 million. The line of credit bears interest at the LIBOR Market Index rate plus 1.25%. The line of credit is secured by all assets of the Company and expires on March 31, 2007. There were no outstanding borrowings on the line of credit at October 31, 2005 and April 30, 2006.
On February 17, 2004, the Company executed two three-year promissory notes in conjunction with the purchase of the assets of Asgard Holding LLC (“Asgard”) for an aggregate principal amount of $170,138. The promissory notes each bear interest at 4% and mature in February 2007. The Company makes monthly aggregate payments of $4,726 plus accrued interest. The outstanding balance on the two notes at October 31, 2005 and April 30, 2006 was $75,617 and $47,261, respectively.
6. Deferred Revenue
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
7. Earnings Per Share
Basic earnings per share is based on the weighted average number of common shares outstanding during the period and is calculated by dividing the net earnings (loss) by the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding plus common stock equivalents associated with stock options and warrants and is calculated by dividing net earnings by the weighted average number of common shares outstanding used in the basic earnings per share calculation plus the common stock equivalent of stock options and warrants. The dilutive weighted average number of common shares outstanding excluded potential common shares from stock options of approximately 162,000 and 191,000, respectively, for the three and six month periods ended April 30, 2006. These shares were excluded from the earnings per share calculation due to their antidilutive effect resulting from the loss from operations.
8. Segment Reporting
FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Company’s Chief Executive Officer. While the Chief Executive Officer is apprised of a variety of financial metrics and information, the Chief Executive Officer makes decisions regarding how to allocate resources and assess performance based on a single operating unit.

9. Significant Customer
For the three and six months ending April 30, 2006, the Company’s significant customer was Lockheed Martin representing 30% of the Company’s net revenues for the three and six months ending April 30, 2006. Accounts receivable as of April 30, 2006 included amounts from Lockheed Martin of approximately $2.0 million, or 31%, of total net account receivables. The accounts receivable balance for Lockheed Martin as of October 31, 2005 was immaterial.
10. Subsequent Event
In June 2006, the Audit Committee of the Company’s Board of Directors completed an investigation into the attempted exercise of stock options by the Company’s former Chief Executive Officer and Board Chairman, Thomas P. Dunne. The matter giving rise to the investigation was discovered through operation of the Company’s internal controls and procedures and did not result in any direct financial loss or have any direct effect on the Company’s April 30, 2006 financial statements because no stock options were issued. Mr. Dunne has denied any wrongdoing in connection with this matter.
Mr. Dunne retired from the position of Chief Executive Officer on June 7, 2006. On June 16, 2006, in response to the results of the investigation, the Company and Mr. Dunne entered into a separation agreement whereby, among other things, Mr. Dunne resigned from the Board of Directors as Chairman and Board member. Per the terms of the separation agreement, Mr. Dunne will provide certain consulting services to the Board of Directors and the Company’s management team during the transition phase on an as requested basis and agreed not to compete. The consulting arrangement and non-competition clause will be for a period of 23 months for which Mr. Dunne will receive cash compensation of $575,000, payable over 46 semi-monthly installments (23 months). The cash compensation provided for in the agreement is the equivalent of 23 months salary of $300,000 per annum. The Company will provide Mr. Dunne and his family medical and dental coverage for the 23 month term of the agreement. The Company will provide Mr. Dunne continued use of a leased automobile and will transfer ownership of a Company automobile to Mr. Dunne for forgiveness of certain accounts payable owed to Mr. Dunne and his family. The financial impact of the separation and consulting agreement has a net present value of approximately $575,000 and will be recorded as a charge to operations in the Company’s fiscal 2006 third quarter. The Company expects to incur significant, non-recurring professional fees in connection with this matter in the third quarter.
As a result of these events and the resulting change in management of the Company, the Company believes a “triggering event” has occurred under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” requiring management to re-assess the recoverability of goodwill carried on its financial statements. As of April 30, 2006, the carrying amount of such goodwill is approximately $4,422,000. While management believes such goodwill was not impaired as of April 30, 2006, it is possible that its assessment in the third quarter of fiscal 2006 could result in the Company recording an impairment loss to write down all or a portion of the carrying value of its goodwill to its estimated fair value.

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
The Company is making research and development investments in proprietary software (intellectual property) products. Its SteelWorksTM software product adds self-management functionality to its appliance server offerings. The Company is working with a significant new customer to expand SteelWorksTM compatibility and to increase its disaster recovery capabilities. The Company’s audit compliance software, which was under development, has been evaluated and will not be brought to market in light of changing market needs and changing Company priorities.
Recent Developments Subsequent to Balance Sheet Date
On June 7, 2006, the Company announced the retirement of its Chief Executive Officer, Thomas P. Dunne and the resignation of its President, Brian Hajost. On that same day, the Company announced that Clifton Sink was promoted from Vice President of Sales to Chief Executive Officer. On June 16, 2006, the Company entered into a separation agreement with Thomas P. Dunne whereby Mr. Dunne resigned from the Company’s Board of Directors as Chairman and Board Member.
The Company is aware of the challenges ahead given the recent changes within the management team as well as its fiscal 2006 year-to-date operating results. The new management team has identified key initiatives to undertake returning the Company to profitability. The primary driver of these initiatives is to focus on the Company’s core integration and OEM business. Going forward, the Company will increase its orientation to the federal government marketplace. While the Company cannot provide assurances regarding the potential for success, the Company believes the following initiatives will be critical to rebuilding the Integration and OEM business:
•	Strategic Alliances – The Company will strengthen its partnerships with industry leaders such as Intel and Microsoft. Management believes both of these firms desire to leverage the Company’s access and presence in the federal market space and the Company, in turn, needs their latest technology and marketing strength.

•	Product Leadership – The Company needs market leading products in order to grow. Presently, SteelCloud is collaborating with Intel to develop and brand a new line of server solutions targeted for the Department of Defense. Based on Advanced Telecom Computing Architecture (referred to as “ATCA”), the new products are available for demonstration at SteelCloud’s Solutions Center at its Company Headquarters. Federal Integrators from all over the Country are being encouraged by Intel, other ATCA vendors and national distributors to use this Center and more importantly, SteelCloud to capture new government business.

•	Loyal Customers – SteelCloud is working on creating deep and lasting relationships with new integrators and OEMs. Over the last five years, the Company conducted transactions with over 600 customers. The Company will focus on further developing and nurturing these customers in order to promote new sales. In the past, the Company has had a strong dependence on a few concentrated customers. In the future, the Company will strive to reduce this dependence through the addition of new customers and sales.

•	Sales & Marketing – We have begun the process of transforming our sales and marketing organization so that it will return the Company’s attention and focus on its core integration business. Resources have been recently added, refocused and realigned in order to target and capture new business. We believe a solid sales and marketing infrastructure is mandatory for building market share and attracting new customers. Resources will continue to be added in this organization as this is one of our critical initiatives.
The Company realizes that change takes time and has adjusted its revenue and income (loss) projections accordingly. The newly constituted management team is committed to returning the Company to profitability and is focused on making the necessary investments to meet the goals and objectives. While it is difficult to predict when the Company will return to profitabilty, the Company is currently projecting a return to profitability in late fiscal 2007. The Company believes that with its cash on hand, working capital and line of credit that it has the means to execute its plan and sustain itself through the periods of projected losses.
Integration and OEM Business
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
For customers requiring servers that deliver unique performance and/or the ability to withstand unusual environmental conditions, the Company designs and manufactures specialized custom servers in collaboration with Intel or AMD. The Company compliments its custom-solutions with specialized software integration and logistics programs. Thus, its specialized server customers receive solutions and configuration management services from SteelCloud that are unavailable from traditional computer vendors. The Company believes that its specialized server products are best suited to address the high volume needs of the federal government. The Company teams with large federal integrators as its primary channel for delivering its specialized servers to the federal government.
Network Security and Infrastructure Solutions
The Company serves the information technology security marketplace with a suite of network security and infrastructure management products from its strategic partners. The Company sells the products to end users along with SteelCloud consulting, installation and integration services.
SteelCloud’s professional consulting services organization provides clients with a seamless extension of their IT organizations. Technical services include network analysis, network security audits and appraisals, incident response and remediation services, system design and general IT services. SteelCloud provides these professional services to public sector organizations as well as to commercial customers.

Research and Development
The Company invests in SteelCloud intellectual property in the form of proprietary SteelCloud products. SteelWorksTM is the Company’s proprietary software package that is the foundation of its integrated appliance server offerings. SteelWorksTM provides self management and maintenance functionality to it appliance server offerings and allows customers to quickly create a fully integrated turnkey appliance server. The Company has already begun delivering its SteelWorksTM product and the Company is working with a major customer to expand SteelWorksTM compatibility and to increase its disaster recovery capabilities. The Company’s audit compliance software, which was under development, has been evaluated and will not be brought to market in light of changing market needs and changing Company priorities.
Significant Customer Contracts
During the three and six month periods ended April 30, 2005, the Company recognized approximately $5.6 million and $11.5 million, respectively, of revenue, representing 58% and 62% of total revenues, associated with contracts with a federal integrator. During the three and six month periods ended April 30, 2006, contracts with the federal integrator represented $1.7 million and $3.4 million, respectively, of the Company’s revenue or 24% of total revenues, for both periods. Given the nature of the products manufactured by the Company as well as the delivery schedules established by its partners, revenue and accounts receivable concentration by any single customer will fluctuate from quarter to quarter. Future revenues and results of operations could be adversely affected should this customer reduce its purchases, eliminate product lines or choose not to continue to buy products and services from SteelCloud.
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
The Company derives its revenue from the following sources: Product revenue, information technology support services, software license sales as a reseller and support revenue and software training and implementation revenue. For product sales the Company generally recognizes revenue at the time of shipment when title and risk of loss transfers to the customer. Revenue from hardware leased to customers under operating lease arrangements is recognized over the contract term. When product and installation services that are not essential to the functionality of the product are sold as part of a bundled agreement, the fair value of the installation services, based on the price charged for the services when sold separately, is deferred and recognized when the services are performed. The products sold are generally covered by a warranty for periods ranging from one to three years. The Company accrues an estimated warranty reserve in the period of sale to provide for estimated costs to provide warranty services.
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
The Company recognizes revenue on a net basis in accordance with EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” if it enters into sales arrangements with customers where the Company performs as an agent or broker without assuming the risks and rewards of ownership of the goods and services. The software manufacturer is responsible for providing software maintenance. Accordingly, revenue from maintenance contracts is recognized upon delivery or acceptance, as the Company has no future obligation to provide the maintenance services and no right of return exists.
Historically, the Company has sold immaterial amounts of certain third-party services, such as maintenance contracts, and has recognized revenue on a gross basis at the time of sale through the period ended April 30, 2006. Prospectively beginning May 1, 2006, the Company intends to record such sales of third party maintenance and service contracts on a net basis. Management does not expect this change to materially impact period over period trends as sales of such third party services are not expected to be a major focus.
The Company incurs shipping and handling costs, which are recorded in cost of revenues.
Deferred Tax Assets
Deferred tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences of revenue and expense items for financial statement and income tax purposes. A valuation allowance is provided to reduce related assets to an amount that is more likely than not realizable. The Company determines its valuation allowance pursuant to the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes", which requires the Company to weigh all positive and negative evidence including past operating results and forecasts of future taxable income. In assessing the amount of the valuation allowance as of April 30, 2006, the Company considered, in particular, its forecasted operations for the remainder of the current fiscal year, taking into account its year to date results of operations, current backlog of orders, including those recently received, and other significant opportunities currently in its sales and marketing pipeline with a high probability of generating revenues. Based upon this review, the Company adjusted its valuation allowance by fully reserving for all deferred tax assets, causing the Company to recognize income tax expense of $400,000 for the three and six month periods ended April 30, 2006.
Goodwill and Other Intangible Assets
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
As a result of the recent change in management of the Company, the Company believes a “triggering event” has occurred requiring management to re-assess the recoverability of goodwill carried on its financial statements. As of April 30, 2006, the carrying amount of such goodwill is approximately $4,422,000. While management believes such goodwill was not impaired as of April 30, 2006, it is possible that its assessment in the third quarter of fiscal 2006 could result in the Company recording an impairment loss to write down the carrying value of all or a portion of its goodwill to its fair value.

RESULTS OF OPERATIONS
For the three and six months ended April 30, 2006 compared to the three and six months ended April 30, 2005
Product revenues decreased to $6,618,262 and $12,606,300 for the three and six months ended April 30, 2006 from $8,924,494 and $17,147,952 for the same periods in fiscal 2005, a decrease of $2,306,232 and $4,541,652 or 25.8% and 26.5%, respectively. The decrease is primarily attributable to the completion of several significant contracts with one federal integrator during fiscal year 2005. The Company recognized revenue of approximately $6.1 million and $12.4 million, respectively, associated with this integrator for the three and six month periods ended April 30, 2005, respectively, compared to approximately $1.8 and $3.8 million during the same period in fiscal year 2006. Partially offsetting this decrease was higher demand for OEM (Original Equipment Manufacturer) products generated by new and existing customers. OEM sales increased by approximately $200,000 and $940,000 for the three and six month periods ended April 30, 2006, respectively, as compared to the same periods in fiscal 2005. In addition, third-party software solution product revenues increased by $1.7 million and $3.6 million for the three and six months ended April 30, 2006 from the same period in 2005 as the result of the Company engaging new channel partners in an effort to enhance and diversify its product offerings and expand its revenue base.
Service revenues decreased to $674,607 and $1,349,224 for the three and six months ended April 30, 2006 from $759,544 and $1,599,679 for the same periods in fiscal 2005, a decrease of $84,937 and $250,455 or 11.2% and 15.7%. The decrease in service revenues for the three and six month periods ended April 30, 2006 as compared to the same periods in fiscal 2005 is primarily the result of the completion of certain long-term contracts. In addition, investments in training and technical consulting staff were made in order to position the Company to enter new market segments, provide growth opportunities and broaden the types of services provided. As such, revenue activities have been impacted as time and resources have been required to cultivate these new relationships and develop these additional service capabilities.
Product gross margin, as a percentage of net revenues, decreased to 14.2% and 16.7% for the three and six months ended April 30, 2006, respectively, from 25.0% and 26.3% for the same periods in fiscal 2005. The decrease in gross margin for the three and six months ended April 30, 2006 is primarily due to the completion of significant contracts in fiscal 2005. Gross margins on long term contracts historically increase throughout the contract life cycle and are typically at their highest point near the end of the contract. Margins increase throughout the contract due to the incurrence of start up costs at contract initiation and the purchasing power with larger contracts enables the Company to reduce its materials costs throughout the contract. In addition, the decrease can be attributable to the growth in third-party software solution product revenues, which traditionally have lower gross margins, during the three and six month periods ended 2006 compared to the same periods in 2005. The Company also incurred costs of approximately $250,000 to write-down the inventoried costs of end of life products in the three month period ended April 30, 2006. The Company announced these product life ends and does not anticipate additional write-downs relating to these products. The Company expects gross margin as a percentage of net revenues to fluctuate from quarter to quarter as product lines expand, new products are brought to market, start up costs are incurred and new discounts, incentives and rebates become available.
The gross margin for services, as a percentage of revenues, decreased to 13.5% and 21.6% for the three and six months ended April 30, 2006 from 38.0% and 33.6%, respectively, for the same periods in fiscal 2005. The decrease in gross margin percentage is attributable to lower service revenue during the three and six months ended April 30, 2006 as compared to the same periods ended April 30, 2005. The decrease in gross margins is also attributable to investments in technical consultant staff and the use of resources to develop the Company’s higher margin, project-based service offerings.
Selling and marketing expenses increased to $711,978 and $1,212,152 for the three and six months ended April 30, 2006 from $367,608 and $809,593, respectively, for the same periods in fiscal 2005, an increase of $344,370 and $402,559 or 93.7% and 49.7%. The increase is the result of deploying additional sales personnel to increase brand recognition and expand the Company’s customer base. The Company restructured its sales department and incurred additional costs in the three months ended April 30, 2006 to provide the necessary resources for future growth. Although the Company anticipates selling and marketing expenses to increase as new products and services are introduced, the Company will continue to evaluate its costs relative to its revenues and gross margins.

Research and product development expenses decreased to $127,443 and $305,806 for the three and six months ended April 30, 2006 from $177,813 and $391,295, respectively, for the same periods in fiscal 2005, a decrease of $50,370 and $85,489 or 28.3% or 21.9%. The decrease is the result of restructuring the Company’s sales organization as certain product development resources were used for sales support activities. The Company believes that research and development expenses will fluctuate from quarter to quarter as new products are being developed and introduced into the marketplace.
General and administrative expenses increased to $1,704,363 and $3,208,398 for the three and six months ended April 30, 2006 from $1,578,450 and $3,024,794 for the same periods in fiscal 2005, an increase of $125,913 and $183,604 or 8.0% and 6.1%. The increase is primarily the result of costs of approximately $200,000 associated with the amendment and termination of the employment contract of the Company’s President during the three month period ended April 30, 2006. As a percentage of revenue, general and administrative expenses increased to 23% for the three and six month periods ended April 30, 2006 from 16% for both periods in fiscal 2005. The increase is the result of the lower net revenues for the three and six month periods ended April 30, 2006 compared to 2005. Although the Company continues to manage its costs relative to its revenues and gross margins, additional resources will be required in order to support its new product lines. In addition, the Company expects to incur general and administrative expenses associated with Sarbanes-Oxley compliance. However, at present, it is difficult to predict the timing and extent of such costs to be incurred in fiscal 2006 due to the recently announced delay in the implementation date for certain provisions related to internal control reporting. Management is currently assessing the impact of this deferral on its plans. In addition, the Company expects to incur significant, non-recurring professional fees in connection with the subsequent event discussed in Footnote 10 in the third quarter of fiscal year 2006.
Interest income, net, increased to $11,827 and $29,257, respectively, for the three and six months ended April 30, 2006 from $4,362 and $12,071 of interest income, net, for the same periods in fiscal 2005, an increase of $7,465 and $17,186 or 171.1% and 142.4%. The Company’s interest income for the three and six month periods ended April 30, 2006 was higher than the comparable period in fiscal year 2005 due to increases in interest rates and an increase in offsetting interest expense in the three months ended April 30, 2005 associated with the Company’s utilization of its line of credit.
The Company reported a net loss of $(1,928,313) for the three months ended April 30, 2006 as compared to net income of $367,809 for the same period in fiscal 2005. For the six months ended April 30, 2006, the Company reported a net loss of $(2,759,197) compared to net income of $782,602, respectively. The decrease in net income for the three and six months ended April 30, 2006 as compared to the same period in fiscal 2005 is attributable to the Company’s increased deliveries of product associated with significant contract awards during fiscal year 2005. In addition, the Company incurred significant, one-time, non-recurring expenses in the three month period ended April 30, 2006. These expenses included approximately $200,000 in costs associated with the termination of an employment contract with the Company’s President who resigned in June 2006, $400,000 in income tax expense due to the adjustment of the tax valuation allowance and approximately $250,000 in expense for inventory obsolescence primarily associated with end of life products.
LIQUIDITY AND CAPITAL RESOURCES
As of April 30, 2006, the Company had working capital of $7.3 million. While the Company has used cash in operations and incurred losses in the six month period ended April 30, 2006, the Company believes cash on hand will provide sufficient financial resources to finance operations of the Company during the upcoming 12 months.
For the six months ended April 30, 2006, the Company used $2.8 million in cash from operating activities. The Company’s primary use of cash was to finance operating losses together with increases in accounts receivable and inventory of $696,000 and $468,000, respectively, and reduce our accounts payable balance by $246,000. An increase in accrued expenses, generated $716,000 of cash.
For the three months ended April 30, 2006, the Company invested $91,000 in property and equipment.
For the three months ended April 30, 2006, the Company generated $81,000 from financing activities. The Company generated cash of $116,000 as a result of the exercise of employee stock options and used cash to reduce its notes payable balance by $36,000.

On March 29, 2006, the Company renewed its bank line of credit that allows the Company to borrow an amount to the lesser of its collateralized cash on hand or $3.5 million. The line of credit bears interest at the LIBOR Market Index rate plus 1.25%. The line of credit is secured by all assets of the Company and expires on March 31, 2007. The Company anticipates that this line of credit will be renewed.
In addition, the Company assumed $170,138 of Asgard’s debt by executing two three-year promissory notes. The promissory notes each bear interest at 4% and mature in February 2007. The Company makes monthly aggregate payments of $4,726 plus accrued interest. The outstanding balance on the two notes at April 30, 2006 was $47,261.
From time to time, the Company may pursue strategic acquisitions or mergers, which may require significant additional capital to satisfy unusual or infrequent expenses. In such event, the Company may seek additional financing of debt and/or equity.
Contractual Obligations and Commercial Commitments:
The Company’s significant contractual obligations as of April 30, 2006 are for debt and operating leases. In April 2005 the Company moved its headquarters and operations facilities. The total obligation for the new leases, expiring in August 2009 and August 2014, is approximately $44,000 a month. In addition, the Company leases office space in Florida for sales and technical support. Debt by year of maturity and future rental payments under operating lease agreements are presented below. The Company does not have any purchase obligations, capital lease obligations or any material commitments for capital expenditures as of April 30, 2006. The Company has not engaged in off-balance sheet financing, commodity contract trading or significant related party transactions.

Contractual Obligations	Payments Due by Period
		Less than 1			More than 5
	Total	year	1-3 years	3-5 years	years
Operating Leases	$3,419,691	$636,140	$1,251,155	$635,760	$896,636
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of SteelCloud’s Disclosure Controls and Internal Controls
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Rule 13a-15(c) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms and is accumulated and communicated to our management, including Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Limitations
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable
ITEM 6. EXHIBITS

Exhibit 11.1	Statement of computation of earnings per share.*

Exhibit 31.1	Certification of Chief Executive Officer and President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.*

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.*

*	The Exhibit attached to this Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

June 22, 2006	STEELCLOUD, INC.

	By:	/s/ Clifton W. Sink, Jr.

Name: Clifton W. Sink, Jr.
Title: Chief Executive Officer and President

	By:	/s/ Kevin Murphy

Name: Kevin Murphy
Title: Chief Financial Officer