Form 10-Q
period 2006-07-31
STEELCLOUD INC
filed 2006-09-14
CIK 1058027

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
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
Yes ☐ No☑
As of September 1, 2006 there were 14,239,274 shares of the registrant’s common stock outstanding.

SteelCloud, Inc.
Form 10-Q Index
For the Quarterly period ended July 31, 2006

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
STEELCLOUD, INC.
CONSOLIDATED BALANCE SHEET

	October 31,	July 31,
	2005	2006
		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$6,657,367	$3,406,060
Accounts receivable, net	5,777,154	4,526,928
Inventory, net	1,218,596	857,337
Prepaid expenses and other current assets	264,968	361,711
Deferred contract cost	94,549	226,416

Total current assets	14,012,634	9,378,452

Property and equipment, net	1,255,666	1,134,114
Equipment on lease, net	698,285	459,060
Goodwill and other intangible assets, net	4,571,992	—
Deferred tax asset	400,000	—
Other assets	114,060	61,967

Total assets	$21,052,637	$11,033,593

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,467,028	$2,126,115
Accrued expenses	982,149	1,143,795
Notes payable, current	70,952	47,631
Unearned revenue	310,940	277,025

Total current liabilities	4,831,069	3,594,566

Notes payable, long-term	63,088	32,855
Other, including severance obligations	161,166	461,964

Total long-term liabilities	224,254	494,819

Stockholders’ equity
Preferred stock, $.001 par value: 2,000,000 shares authorized, no shares issued and outstanding at October 31, 2005 and July 31, 2006	—	—
Common stock, $.001 par value: 50,000,000 shares authorized, 14,449,271 and 14,609,274 shares issued at October 31, 2005 and July 31, 2006, respectively	14,449	14,609
Additional paid in capital	49,579,868	49,781,987
Treasury stock, 400,000 shares at October 31, 2005 and July 31, 2006, respectively	(3,432,500)	(3,432,500)
Accumulated deficit	(30,164,503)	(39,419,888)

Total stockholders’ equity	15,997,314	6,944,208

Total liabilities and stockholders’ equity	$21,052,637	$11,033,593

The accompanying notes are an integral part of these consolidated financial statements.

STEELCLOUD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2005	2006	2005	2006
Revenues
Products	$7,970,288	$5,374,379	$24,282,772	$16,865,230
Services	751,878	611,839	2,351,557	1,961,063

Total revenues	8,722,166	5,986,218	26,634,329	18,826,293

Cost of revenues
Products	6,019,563	4,265,321	17,815,640	13,652,289
Services	553,451	509,672	1,615,767	1,567,320

Total cost of revenues	6,573,014	4,774,993	19,431,407	15,219,609

Gross profit	2,149,152	1,211,225	7,202,922	3,606,684

Selling and marketing	450,061	701,856	1,259,654	1,914,008
Research and product development	208,405	151,346	599,700	457,152
General and administrative	1,451,026	1,338,523	4,475,820	4,546,921
Amortization of other intangible assets	28,778	28,778	86,335	86,335
Severance and restructuring costs	—	839,642	—	839,642
Impairment of goodwill and other intangibles	—	4,485,657	—	4,485,657

Income (loss) from operations	10,882	(6,334,577)	781,413	(8,723,031)

Other (income) expense
Interest (income), net	(10,205)	(12,750)	(22,276)	(42,007)
Other expense	—	174,361	—	174,361

Total other (income) expense	(10,205)	161,611	(22,276)	132,354

Income (loss) before income taxes	21,087	(6,496,188)	803,689	(8,855,385)

Provision for income taxes	—	—	—	400,000

Net income (loss)	21,087	(6,496,188)	803,689	(9,255,385)

Earnings (loss) per share:

Basic earnings (loss) per share	$0.01	$(0.46)	$0.06	$(0.66)
Diluted earnings (loss) per share	$0.01	$(0.46)	$0.06	$(0.66)

Weighted-average shares outstanding, basic	13,981,101	14,209,274	13,899,857	14,119,089
Weighted-average shares outstanding, diluted	14,581,143	14,209,274	14,481,124	14,119,089
The accompanying notes are an integral part of these consolidated financial statements.

STEELCLOUD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	July 31,
	2005	2006

Operating activities
Net income (loss)	$803,689	$(9,255,385)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization	661,378	494,909
Stock-based compensation	—	85,811
Impairment of goodwill and other intangibles	—	4,485,657
Provision for income taxes	—	400,000

Changes in operating assets and liabilities:
Accounts receivable	4,700,018	1,250,226
Inventory	2,597,866	361,259
Prepaid expenses and other assets	74,126	(44,650)
Deferred contract costs	(25,422)	(131,867)
Accounts payable	(2,574,797)	(1,340,913)
Unearned revenue	(49,064)	16,003
Accrued expenses and other liabilities	158,356	412,526

Net cash provided by (used in) operating activities	6,346,150	(3,266,424)

Investing activities
Purchase of property and equipment	(1,542,172)	(47,797)

Financing activities
Proceeds from exercise of common stock options	237,870	116,468
Payments on notes payable	(53,987)	(53,554)

Net cash provided by financing activities	183,883	62,914

Net increase (decrease) in cash and cash equivalents	4,987,861	(3,251,307)

Cash and cash equivalents at beginning of period	3,108,941	6,657,367

Cash and cash equivalents at end of period	$8,096,802	$3,406,060

Supplemental cash flow information
Interest paid	$5,457	$866
Income taxes paid	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

STEELCLOUD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Nature of Business and Basis of Presentation
Founded in 1987, SteelCloud, Inc. (the “Company”) is a leading engineering and manufacturing integrator specializing in network centric and embedded computing solutions for the federal marketplace and Independent Software Vendors (“ISV(s)”). The Company designs, manufactures and integrates specialized servers for federal market prime contractors (federal integrators) who use the specialized servers to deliver application software to their government clients.
For ISV customers, SteelCloud designs, manufactures and integrates low-maintenance servers (called “appliances” in this market) so ISVs can make their software product easier to deploy and support, more competitive and open new markets by delivering their application software on fully-integrated, ready-to-use appliances.
In addition, the Company serves information technology end users directly, in both the public and private sectors, with products and services focused on IT centric solutions. Solutions include SteelCloud appliance servers, products from SteelCloud’s strategic partners along with SteelCloud consulting services.
The Company makes research and development investments in proprietary software (intellectual property) products. Its SteelWorksTM software, which is typically embedded in the Company’s appliances, adds self-management functionality to its appliance server offerings. SteelWorksTM functionality is now being expanded to broaden its compatibility and to increase its disaster recovery capabilities. SteelWorksTM gives the Company a visible and meaningful competitive advantage in the ISV marketplace. In addition the Company is also investing in middleware software for its Advanced Telecom Computing Architecture (referred to as “ATCA”) server line.
The Company’s ISO 9001:2000 certified Quality Management System establishes measurable quality objectives throughout the organization and provides procedures for continuous quality improvement in all aspects of the Company’s business. This certification is particularly critical to the Company’s success in the Federal Government market space as most government end customers require their contractors and sub-contractors to be ISO 9001:2000 certified.
The consolidated financial statements for the three and nine month periods ended July 31, 2006 and 2005 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. Except as noted in Notes 2 and 3, all such adjustments are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K of the Company, which includes consolidated financial statements and notes thereto for the years ended October 31, 2005 and 2004.
2. Reclassification
Beginning in the three month period ended July 31, 2006, the Company began to recognize revenue associated with the resale of maintenance contracts on a net basis in accordance with Financial Accounting Standards Board (“FASB”) Emerging Issue Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”. For comparative purposes, product revenue and cost of goods sold on the consolidated statements of operations for the three month period ended July 31, 2005 and the nine month periods ended July 31, 2005 and 2006 has been reclassified to reflect the effect of recording the resale of maintenance contracts on a net basis in those prior periods. In addition, this reclassification would have had the following effect on revenues and cost of goods sold for fiscal periods specified below:

	Fiscal Year ended	Fiscal Year ended
	October 31, 2004	October 31, 2005
Total revenue as reported	$28,169,205	$36,474,657
Total revenue (resale of software maintenance and support contracts reported as net revenue)	$26,900,254	$34,525,138

Total cost of goods sold as reported	$21,996,481	$27,863,509
Total cost of goods sold (resale of software maintenance and support contracts reported as net revenue)	$20,727,530	$25,913,990
This reclassification had no effect on gross profit, net income or net earning per share in any of the periods indicated.
Certain other prior period amounts have also been reclassified to conform to current period presentation.
3. Management Change and Restructuring
In June 2006, the Audit Committee of the Company’s Board of Directors completed an investigation into the attempted exercise of stock options by the Company’s former Chief Executive Officer and Board Chairman, Thomas P. Dunne. The matter giving rise to the investigation was discovered through operation of the Company’s internal controls and procedures and did not result in any direct financial loss or have any direct effect on the Company’s financial statements because no stock options were exercised. Mr. Dunne has denied any wrongdoing in connection with this matter.
Mr. Dunne retired from the position of Chief Executive Officer (“CEO”) in June 2006. In June 2006, the Company and its former CEO entered into a separation agreement whereby, among other things, the former CEO resigned from the Board of Directors as Chairman and Board member. Per the terms of the separation agreement, the former CEO will provide certain consulting services to the Board of Directors and the Company’s management team during the transition phase on an as requested basis and agreed not to compete with the Company’s business. The consulting arrangement and non-competition clause will be for a period of 23 months for which the former CEO will receive cash compensation of $575,000, payable over 46 semi-monthly installments (23 months). The cash compensation provided for in the agreement is the equivalent of 23 months salary of $300,000 per annum. The Company will provide the former CEO and his family medical and dental coverage for the 23 month term of the agreement. The Company will provide the former CEO continued use of a leased automobile and will transfer ownership of a Company automobile to the former CEO for forgiveness of certain accounts payable of approximately $6,000 owed to the former CEO and his family. The financial impact of the separation and consulting agreement was recorded as a charge to operations of approximately $636,000 in the Company’s fiscal 2006 third quarter. In addition, the Company incurred non-recurring professional fees of approximately $174,000 in connection with this matter in the third quarter of fiscal 2006 which are included in the accompanying statement of operations.
In June 2006, Clifton W. Sink was appointed SteelCloud President and Chief Executive Officer. At the same time, the Company announced the resignation of its former President, Brian Hajost. Mr. Hajost’s resignation was unrelated to the investigation previously discussed. In July 2006, the SteelCloud Board of Directors elected Vice Admiral E. A. Burkhalter, Jr. USN (Ret.) as Chairman of the Board. At the same time, Gregory Bedner, currently Chairman of the Board for Perot Systems Government Services, Inc., and Clifton Sink were both appointed to the Board of Directors.

In July 2006, the new management team restructured its operations to better focus on its federal integrator and ISV businesses. The Company incurred approximately $210,000 of charges associated with this restructuring which included closing, and ceasing sales and marketing operations, in its Fort Lauderdale office on July 31, 2006 and severance payments of $40,000 associated with the termination of non-essential personnel. The charges associated with the closure of the Fort Lauderdale office included approximately $82,000 of expense incurred to terminate the Company’s operating lease and $70,000 of expense to dispose of assets associated with its Florida operations, and approximately $18,000 of severance expense. This severance expense has been accrued in the three month period ended July 31, 2006 and was paid in August 2006. With the cessation of its Florida operations and impairment loss described in Note 4, the Company has disposed of all the assets acquired in the Asgard Holding LLC acquisition that occurred in February 2004.
4. Goodwill
As a result of these events described in Note 3 and the resulting changes in management of the Company and the significant decrease in the Company’s public market capitalization, the Company determined events had occurred under Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” in the third quarter of fiscal 2006. As a result, management re-assessed the recoverability of goodwill carried on its financial statements and determined its goodwill and intangible assets were fully impaired. Consequently, the Company recognized an impairment loss of approximately $4,485,657 in the third quarter of fiscal 2006 in order to fully write down the carrying value of its goodwill to its estimated fair value of zero. The fair value of the Company’s single reporting unit was estimated after considering the Company’s market capitalization and other market-based valuation approaches, in addition to analyzing the expected present value of future cash flows.
5. Significant Accounting Policies
Deferred Tax Assets
Deferred tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences of revenue and expense items for financial statement and income tax purposes. A valuation allowance is provided to reduce related assets to an amount that is more likely than not realizable. The Company determines its valuation allowance pursuant to the provisions of SFAS No. 109, “Accounting for Income Taxes”, which requires the Company to weigh all positive and negative evidence including past operating results and forecasts of future taxable income. During the second quarter of fiscal 2006 the Company adjusted its valuation allowance by fully reserving for all deferred tax assets, causing the Company to recognize income tax expense of $400,000. In assessing the amount of the valuation allowance as of July 31, 2006, the Company considered, in particular, its forecasted operations for the remainder of the current fiscal year, taking into account its year to date results of operations, current backlog of orders, including those recently received, and other significant opportunities currently in its sales and marketing pipeline with a high probability of generating revenues. Based upon this review, the Company will continue to fully reserve for all deferred tax assets as of July 31, 2006.
6. Employee Stock Options
The Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) on November 1, 2005. Issued in December 2004, SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. Under the provisions of SFAS 123R, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the employee’s requisite service period. The Company has adopted the modified prospective transition method as provided by SFAS 123R and compensation costs for all awards granted after the date of adoption and the unvested portion of previously granted awards outstanding are measured at their estimated fair value.

The Company recognized approximately $28,000 and $86,000 of stock-based compensation expense during the three and nine month periods, respectively, ended July 31, 2006. The adoption of SFAS 123R had no effect on the Company’s basic and diluted loss per share for the quarter ended July 31, 2006. The estimated fair value of the Company’s stock-based awards is amortized on a straight-line basis over the awards’ vesting period.
Prior to November 1, 2005, the Company accounted for employee stock option grants using the intrinsic method in accordance with Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” and accordingly associated compensation expense, if any, was measured as the excess of the underlying stock price over the exercise price on the date of grant. The Company also complied with the disclosure option of SFAS No. 123 “Accounting for Stock Based Compensation”, and SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure”. The following table illustrates the previously disclosed proforma effects on net income and net income per share if the Company had accounted for its stock plans under the fair value method of accounting under SFAS 123R:

	Three Months Ended	Nine Months Ended
	July 31, 2005	July 31, 2005

Net income — as reported	$21,087	$803,689
Add: compensation expense recorded under APB No. 25	—	—
Deduct: SFAS 123R compensation expense	720,965	1,420,267

Net loss — pro forma	$(699,878)	$(616,578)
Net earnings (loss) per share:
Basic — as reported	$0.01	$0.06
Basic — pro forma	$(0.05)	$(0.04)
Diluted — as reported	$0.01	$0.06
Diluted — pro forma	$(0.05)	$(0.04)
The fair value of the Company’s stock-based awards granted in the three and nine month periods ended July 31, 2005 was estimated using an expected annual dividend yield of 0% and the following weighted average assumptions:

	Three months ended		Nine months ended
	Options	ESPP	Options	ESPP
	July 31, 2005	July 31, 2005	July 31, 2005	July 31, 2005
Expected term (years)	5	—	5	0.50
Expected stock price volatility	87.5%	—	87.5%	45.4%
Risk-free interest rate	3.69%	—	3.69%	3.13%
Incentive Stock Option Plans
In January 1997, the Company adopted the 1997 Stock Option Plan (the “1997 Option Plan”). Under the 1997 Option Plan, options to purchase a maximum of 2,650,000 shares of the Company's common stock (subject to adjustments in the event of stock splits, stock dividends, recapitalizations and other capital adjustments) may be granted to employees, officers and directors of the Company and certain other persons who provide services to the Company. In addition, the Company established the 2002 Stock Option Plan (the “2002 Option Plan”) in May 2002, which permits the Company to grant up to 750,000 options to employees, officers and directors of the Company and certain other persons who provide services to the Company under that Plan. In May 2004, the Company’s shareholders approved an amendment to the Company’s 2002 Stock Option Plan to increase the number of options available under the plan from 750,000 to 1,500,000. Stock options are generally granted at the fair market value of its common stock at the date of grant. The options vest ratably over a stated period of time not to exceed four years. The contractual terms of the options are five or ten years.

As of July 31, 2006, there were 560,171 options available for future grants under the 1997 Option Plan and 1,500,000 options available for future grants under the 2002 Option Plan, respectively.
The Company granted 260,000 stock options during the three and nine months ended July 31, 2005. The Company did not grant any stock options for the three and nine month periods ended July 31, 2006. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing fair value model. This model is calculated based on exercise price, an expected annual dividend yield of 0% and several highly subjective assumptions, including the expected term and expected stock price volatility over the expected term.
A summary of the Company’s stock option activity for the nine months ended July 31, 2006 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Term (in years)

Outstanding at October 31, 2005	2,448,910	$1.99

Options granted	—	—
Options exercised	(135,000)	0.59
Options canceled or expired	(1,665,360)	2.18

Outstanding at July 31, 2006	648,550	$1.81	2.31

Exercisable at July 31, 2006	570,800	$1.73	2.20
The total options outstanding do not include 600,000 non-qualified options granted to the former IDP stockholders that are not included in the Option Plan.
The total intrinsic value of options exercised during the three and nine month periods ended July 31, 2006 was approximately $0 and $147,000, respectively. Intrinsic value is calculated as the difference between the current market price of the underlying security and the strike price of a related option. As of July 31, 2006 the total intrinsic value of options outstanding and exercisable options was $0.
A summary of the Company’s outstanding stock options at July 31, 2006 is as follows:

	Options Outstanding			Options Exercisable
		Weighted-	Average		Weighted-
		Average	Remaining		Average
	Number	Exercise	Contractual	Number	Exercise
Range of Exercise Prices	Outstanding	Price	Life	Outstanding	Price
$0.55-$1.75	281,050	$1.06	1.05	277,050	$1.06
$1.76-$4.50	367,500	2.38	3.28	293,750	2.37

$0.55-$4.50	648,550	$1.81	2.31	570,800	$1.73

As of July 31, 2006, unrecognized compensation expense related to non-vested stock options was $165,000 which is expected to be recognized over a weighted average period of 1.36 years.

Employee Stock Purchase Plan
In August, 1998, the Board adopted an Employee Stock Purchase Plan (“ESPP”) whereby employees may purchase Company stock through a payroll deduction plan. The purchase price of the stock is the lower of 85% of the fair market value on the first or last day of the applicable nine month offering period. All employees, including officers but not directors, are eligible to participate in this plan. Executive officers whose stock ownership of the Company exceeds five percent of the outstanding common stock are not eligible to participate in this plan.
The fair value of each ESPP award is estimated on the date of the grant using the Black-Scholes option-pricing fair value model. This model is calculated based on exercise price, an expected annual dividend yield of 0%, the expected term and a highly subjective assumption, expected stock price volatility over the expected term. The Company used FASB Technical Bulletin No. 97-1 “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option” in determining the fair value of its ESPP awards. The fair value of the Company’s ESPP awards granted in the three and nine month periods ended July 31, 2006 was estimated using the following weighted average assumptions:

	Three Months
	Ended	Nine Months Ended
	July 31, 2006	July 31, 2006
Expected term (years)[1]	—	0.50
Expected stock price volatility[2]	—	42.6%
Risk-free interest rate[3]	—	4.81%

[1]	- Expected term. Expected term for ESPP awards is equal to the vesting period of the award.

[2]	- Expected stock price volatility. Expected stock price volatility for ESPP awards is calculated using the weighted average of the Company’s historical volatility over the expected term of the award.

[3]	- Risk-free interest rate. The risk-free interest rate is calculated based on the U.S Treasury yield curve on the grant date and the expected term of the award.
As of July 31, 2006, there was approximately $1,400 of total unrecognized compensation cost related to ESPP awards that is expected to be recognized in the Company’s next fiscal quarter.
7. Operating Leases
The Company moved its headquarters and operations facilities in April 2005. As such, the Company has executed non-cancelable leases for these new facilities. The leases expire in August 2009 and August 2014. Rent expense under the Company’s leases, which is recorded on a straight-line basis over the life of each lease, is approximately $44,000 per month. These leases contain rental escalations over the lease term and include certain operational and maintenance expenses above and beyond the base rent.
In July 2006, as part of its restructuring efforts described in Note 3, the Company closed its sales office and ceased all of its operations in Florida and subsequently terminated its lease for office space in Fort Lauderdale, Florida. The Company incurred a charge of approximately $82,000 for the three and nine month periods ended July 31, 2006 associated with the lease termination. By terminating this lease, the Company reduced future operating lease obligations by approximately $140,000.
8. Debt
On March 29, 2006, the Company renewed its bank line of credit that allows the Company to borrow an amount to the lesser of its collateralized cash on hand or $3.5 million. The line of credit bears interest at the LIBOR Market Index rate plus 1.25%. The line of credit is secured by all assets of the Company and expires on March 31, 2007. There were no outstanding borrowings on the line of credit at October 31, 2005 and July 31, 2006.

On February 17, 2004, the Company executed two three-year promissory notes in conjunction with the purchase of the assets of Asgard Holding LLC (“Asgard”) for an aggregate principal amount of $170,138. The promissory notes each bear interest at 4% and mature in February 2007. The Company makes monthly aggregate payments of $4,726 plus accrued interest. The outstanding balance on the two notes at October 31, 2005 and July 31, 2006 was $75,617 and $33,082, respectively.
9. Deferred Revenue
Deferred revenue includes amounts received from customers for which revenue has not been recognized. This generally results from certain customer contracts, ISV releases, warranties, hardware maintenance and support, and consulting services. The deferred revenue associated with customer contracts and ISV releases represents payments received for milestones achieved prior to recognition of revenue. This revenue will be recognized as products are shipped. Revenues from warranties and hardware maintenance and support are recognized ratably over the service term selected by the customer. Service revenues from consulting are recognized as the services are performed.
10. Earnings Per Share
Basic earnings per share is based on the weighted average number of common shares outstanding during the period and is calculated by dividing the net earnings (loss) by the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding plus common stock equivalents associated with stock options and warrants and is calculated by dividing net earnings by the weighted average number of common shares outstanding used in the basic earnings per share calculation plus the common stock equivalent of stock options and warrants. The dilutive weighted average number of common shares outstanding excluded potential common shares from stock options of approximately 33,000 and 92,000 for the three and nine month periods, respectively, ended July 31, 2006. These shares were excluded from the earnings per share calculation due to their antidilutive effect resulting from the loss from operations.
11. Segment Reporting
SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Company’s Chief Executive Officer. While the Chief Executive Officer is apprised of a variety of financial metrics and information, the Chief Executive Officer makes decisions regarding how to allocate resources and assess performance based on a single operating unit.
12. Significant Customer
For the three and nine months ending July 31, 2006, the Company’s significant customer was Lockheed Martin representing 33% of the Company’s revenue for both periods. The accounts receivable balance as of July 31, 2006 included amounts from Lockheed Martin of approximately $1.3 million, or 29%, of total net account receivables. The accounts receivable balance for Lockheed Martin as of October 31, 2005 was not significant.

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

OVERVIEW
Founded in 1987, SteelCloud, Inc. (the “Company”) is a leading engineering and manufacturing integrator specializing in network centric and embedded computing solutions for the federal marketplace and independent software vendors (“ISV(s)”). The Company designs, manufactures and integrates specialized servers for federal market prime contractors (federal integrators) who use the specialized servers to deliver application software to their government clients.
For ISV customers, SteelCloud designs, manufactures and integrates low-maintenance servers (called “appliances” in this market) so ISVs can make their software product easier to deploy and support, more competitive and open new markets by delivering their application software on fully-integrated, ready-to-use appliances.
In addition, the Company serves information technology end users directly, in both the public and private sectors, with products and services focused on IT centric solutions. Solutions include SteelCloud appliance servers, products from SteelCloud’s strategic partners along with SteelCloud consulting services.
The Company makes research and development investments in proprietary software (intellectual property) products. Its SteelWorksTM software, which is typically embedded in the Company’s appliances, adds self-management functionality to its appliance server offerings. SteelWorksTM functionality is now being expanded to broaden its compatibility and to increase its disaster recovery capabilities. SteelWorksTM gives the Company a visible and meaningful competitive advantage in the ISV marketplace. In addition the Company is also investing in middleware software for its Advanced Telecom Computing Architecture (referred to as “ATCA”) server line.
The Company’s ISO 9001:2000 certified Quality Management System establishes measurable quality objectives throughout the organization and provides procedures for continuous quality improvement in all aspects of the Company’s business. This certification is particularly critical to the Company’s success in the Federal Government market space as most government end customers require their contractors and sub-contractors to be ISO 9001:2000 certified.
Recent Developments
In June 2006, Clifton W. Sink was appointed SteelCloud President and Chief Executive Officer. In July 2006, the SteelCloud Board of Directors elected Vice Admiral E. A. Burkhalter, Jr. USN (Ret.) as Chairman of the Board. At the same time, Gregory Bedner, currently Chairman of the Board for Perot Systems Government Services, Inc., and Clifton Sink were both added to the Board of Directors.
Under the new leadership, the Company created new vision and mission directives for SteelCloud.
Vision: Become the preeminent engineering and manufacturing integrator for the federal marketplace and ISVs.
Mission: To specialize in engineering and delivering network-centric and embedded computing solutions that allows our customers to support and deploy appliance-based applications and standards-based computing architectures on a global scale.
The new vision/mission guidance provides the Company with clear direction as it executes focused initiatives intended to return the Company to profitability. These activities are primarily directed toward the Company’s federal integrator and ISV businesses. Going forward, the Company will increase its concentration on the federal government marketplace. While the Company cannot provide assurances regarding the potential for success, the Company believes the following initiatives will be critical to rebuilding its Integration and ISV business:
•	Strategic Alliances – The Company continues to strengthen its partnerships with industry leaders such as Intel and Microsoft. Management believes both of these firms desire to leverage SteelCloud’s access and presence in the federal market space and the Company, in turn, needs Intel’s and Microsoft’s latest technology and marketing strength.

•	Product Leadership – SteelCloud is collaborating with Intel to develop and market a new line of server solutions targeted for the Department of Defense. The products are based on ATCA. On June 12, 2006 the Company and Intel unveiled these products at its new Solutions Center located at Steelcloud headquarters in Herndon, VA. Intel Business Development and other ATCA industry participants attended the grand opening. Federal Integrators from all over the country are being encouraged by Intel, other ATCA vendors and national distributors to use this Center and more importantly, SteelCloud, to capture new government business.

•	Loyal Customers – SteelCloud is working on creating deep and lasting relationships with new integrators and ISVs. Over the last five years, the Company has done business with hundreds of customers. The Company will focus on further developing and nurturing these customers in order to promote new sales and broaden the repeat customer base. In the past, the Company had a strong dependence on a few customers. In the future, the Company will strive to reduce this dependence through the addition of new customers.

•	Sales & Marketing – In June 2006, the Company hired David FitzHugh, who has over 25 years of significant IT industry experience, as Vice President of Marketing. Mr. FitzHugh is spearheading the Company’s marketing thrust into the Federal marketplace. In August 2006, Mitch Turpyn, an experienced sales and business development executive in the federal market space, was named SteelCloud Vice President of Sales. Mr. Turpyn is reshaping the sales organization to focus on its core federal integrator and ISV businesses. The Company believes a solid sales and marketing infrastructure is mandatory for building market share and attracting new customers. Resources will continue to be added in this organization as this is a very critical initiative.

•	Market Focus – In light of the Company direction to concentrate on Federal integrators and ISVs, the Company closed its Fort Lauderdale, FL sales office and ceased sales and marketing operations on July 31, 2006. The Florida operation was focused on selling third-party products and consulting services to commercial end users which are not priorities in Company’s strategic direction. All research and development activities that were being conducted in the Florida office have been transferred to the Company’s research and development department at corporate headquarters in Herndon, VA.
The Company, realizing that executing on new vision and strategy will take time, has adjusted its revenue and income (loss) projections accordingly. The newly constituted management team is committed to returning the Company to profitability and is focused on making the necessary changes to meet the goals and objectives. While it is difficult to predict when the Company will return to profitability, the Company currently has a goal of returning to profitability in late fiscal 2007. The Company believes that with its cash on hand, working capital and line of credit that it has the means to execute its plan and sustain itself through the periods of projected losses.
Federal Integrator and ISV Business
The Company’s primary target markets are federal integrators and ISVs. The Company believes that its specialized server products are best suited to address the high volume needs of the federal government. The Company teams with large federal integrators as its primary channel for delivering its specialized servers to the federal government.
Federal integrators outsource their specialized server requirements to SteelCloud and consider the Company to be their ‘virtual hardware engineering division.’ SteelCloud designs and manufactures specialized computing platforms which form the foundation upon which the integrators develop and deliver their solutions. This allows the integrators to shift their attention to application software and services. As a result, integrators shorten their time to delivery and lower their overall development costs.
The Company compliments its specialized servers, which are often designed to withstand unusual environmental conditions, with software integration and testing services. SteelCloud also provides configuration management, program management, logistics and support services that are unavailable from traditional computer vendors.

For its independent software vendor customers, the Company also becomes their ‘virtual hardware engineering division.’ SteelCloud creates a unique product for the ISV by integrating the ISV’s software onto a specialized appliance platform running Linux, FreeBSD, or one of Microsoft’s operating systems. SteelWorksTM may also be included to optimize installation, management and support of the appliance.
In addition, SteelCloud augments the ISV’s internal capabilities by taking responsibility for those tasks necessary to successfully bring an appliance to market, but which are impractical for its software partners to perform. Services include branding, asset tagging, supply chain and inventory management, fulfillment, logistics and program management. The final ISV deliverable is a branded, unique, optimized appliance that is ready-to-deploy when it arrives at the ISV’s end customer’s site.
All of the Company’s specialized servers and appliances are engineered and developed according to New Product Realization procedures which are compliant with SteelCloud’s ISO 9001:2000 Certified Quality Management System.
End User Solutions
The Company’s end user solutions are targeted for medium to enterprise-level organizations in the government and commercial markets across the United States with an emphasis on the Washington DC metropolitan area. These direct-to-user solutions include products from the Company’s channel partners which include software industry leaders such as CA, Network General and others. End user product sales are complimented with professional services from SteelCloud’s consulting services organization. The Company is adding its own SteelCloud server products to its direct-to-user solutions line so as to increase sales revenue and gross profit margins. End user products and services are sold into the federal market space via the Company’s General Services Administration (“GSA”) Schedule, Indefinite Delivery/Indefinite Quantify (“ID/IQ”) agreements and Blanket Purchase Agreement (“BPA”) contracts.
Research and Development
The Company invests in SteelCloud intellectual property in the form of proprietary SteelCloud products. SteelWorksTM is the Company’s proprietary software package that is the foundation of its integrated appliance server offerings. SteelWorksTM provides self management and maintenance functionality to it appliance server offerings and allows customers to quickly create a fully integrated turnkey appliance server. The Company has already begun delivering SteelWorksTM and is working with a major customer to expand SteelWorksTM compatibility and to increase its disaster recovery capabilities.
SteelCloud is also making research and development investments in middleware software technology for its ATCA and Micro Telecom Computing Architecture (“MTCA”) server lines. The software will address major issues facing system integrators using ATCA technology, namely integrating application program software with operating system and ATCA chassis management software.
As a result of the Company closing its operations in Florida, all research and development activities have been transitioned from Florida to the Company’s corporate office.
Significant Customer Contracts
During the three and nine month periods ended July 31, 2006, contracts with a federal integrator represented $1.7 million and $3.4 million, respectively, of the Company’s revenue or 24% of total revenues for both periods. Given the nature of the products manufactured by the Company as well as the delivery schedules established by its partners, revenue and accounts receivable concentration by any single customer will fluctuate from quarter to quarter. Future revenues and results of operations could be adversely affected should this customer reduce its purchases, eliminate product lines or choose not to continue to buy products and services from SteelCloud.

The Company has a multiple award schedule contract with GSA (the “GSA Contract”). The Company’s GSA Contract was originally awarded in April 1996. It was renewed in fiscal 2002 and is valid through March 31, 2007. In August, 2006, GSA auditors awarded the Company with an “Outstanding” rating for the management and execution of its GSA Contract. The Company expects to renew this contract and believes its recent audit results will result in a successful extension of the contract. The GSA Contract enables government IT purchasers to acquire all of their requirements from a particular vendor and largely limits the competition to selected vendors holding GSA Contracts.
Notices from Nasdaq
On May 22, 2006, SteelCloud received notice from Nasdaq that (i) it was not in compliance with Nasdaq’s audit committee requirements as set forth in Marketplace Rule 4350(d)(2) when Mr. Arthur L. Money resigned from SteelCloud’s Audit Committee on May 15, 2006; and (ii) on May 19, 2006, upon the appointment of Mr. Benjamin Krieger to the Audit Committee, SteelCloud had regained compliance with Marketplace Rule 4350(d)(2) and, as a result, the matter was deemed closed by Nasdaq.
On June 20, 2006, SteelCloud received notice from Nasdaq that the Company’s securities would be delisted from The NASDAQ Stock Market at the opening of business on June 29, 2006, unless the Company requested a hearing in accordance with the Marketplace Rule 4800 Series (the “Notice”). The Notice was sent to the Company as a result of the Company not filing its Form 10-Q for the period ended April 30, 2006 as required by Marketplace Rule 4310(c)(14); on June 15, 2006, the Company filed Form 12b-25 Notification of Late Filing extending the filing date to June 20, 2006. The Company filed its Quarterly Report for the quarter ended April 30, 2006 with the Securities and Exchange Commission on June 22, 2006.
On August 9, 2006, SteelCloud announced it had received notice, under Marketplace Rule 4310(c)(4)(the “Rule”), that its common stock is subject to potential delisting from the Nasdaq National Market because the bid price of the Company’s common stock closed below the minimum $1.00 per share requirement for 30 consecutive business days prior to August 8, 2006. Under Marketplace Rule 4310(c)(8)(D), the Company has been granted an initial 180 calendar days, or until February 5, 2007, to regain compliance.
CRITICAL ACCOUNTING POLICIES
The Company believes the following represent its critical accounting policies:
Revenue Recognition
The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements, corrected copy” (“SAB 104”). Generally, SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable: and (4) collectibility is reasonably assured.
The Company derives its revenue from the following sources: Product sales, information technology support services, software license and support sales as a reseller and software training and implementation sales.
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
For sales of services under time and material contracts, the Company recognizes revenue as services are provided.

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
In instances where the Company only resells the software license and maintenance to the customer, the Company recognizes revenue after the customer has acknowledged and accepted delivery of the software. The Company recognizes revenue on a net basis in accordance with Financial Accounting Standards Board (“FASB”) Emerging Issue Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” if it enters into sales arrangements with customers where the Company performs as an agent or broker without assuming the risks and rewards of ownership of the goods and services. The software manufacturer is responsible for providing software maintenance. Accordingly, revenue from maintenance contracts is recognized on a net basis upon delivery or acceptance, as the Company has no future obligation to provide the maintenance services and no right of return exists.
Historically, the Company has sold immaterial amounts of certain third-party services, such as maintenance contracts, and has recognized revenue on a gross basis at the time of sale through the period ended April 30, 2006. Beginning May 1, 2006, the Company recorded such sales of third party maintenance contracts on a net basis. As indicated in Note 2, the Company has reclassified the revenue and cost of goods sold for the three month period ended July 31, 2005 and the nine month periods ended July 31, 2005 and 2006 to present the effect of recording the resale of maintenance contracts on a net basis in those periods. Management does not expect this change to materially impact period over period trends as sales of such third party maintenance contracts are not expected to be a major focus.
The Company incurs shipping and handling costs, which are recorded in cost of revenues.
Deferred Tax Assets
Deferred tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences of revenue and expense items for financial statement and income tax purposes. A valuation allowance is provided to reduce related assets to an amount that is more likely than not realizable. The Company determines its valuation allowance pursuant to the provisions of SFAS No. 109, “Accounting for Income Taxes”, which requires the Company to weigh all positive and negative evidence including past operating results and forecasts of future taxable income. During the second quarter of fiscal 2006 the Company adjusted its valuation allowance by fully reserving for all deferred tax assets, causing the Company to recognize income tax expense of $400,000 for the three and six month periods ended April 30, 2006. In assessing the amount of the valuation allowance as of July 31, 2006, the Company considered, in particular, its forecasted operations for the remainder of the current fiscal year, taking into account its year to date results of operations, current backlog of orders, including those recently received, and other significant opportunities currently in its sales and marketing pipeline with a high probability of generating revenues. Based upon this review, the Company will continue to fully reserve for all deferred tax assets as of July 31, 2006.
Goodwill and Other Intangible Assets
In accordance with SFAS No. 142 (“SFAS 142”) “Accounting for Goodwill and Other Intangible Assets,” the Company regularly assesses the continuing value of goodwill to measure for possible impairment. Other intangible assets represent the unamortized excess of the cost of acquiring subsidiary companies over the fair values of such companies’ net tangible assets and other identifiable intangible assets at the date of acquisition.
As a result of the recent changes in management of the Company and the significant decrease in the Company’s public market capitalization, the Company determined a events had occurred under SFAS 142 in the third quarter of fiscal 2006. As a result, management re-assessed the recoverability of goodwill carried on its financial statements and determined its goodwill and intangible assets were impaired. Consequently, the Company recognized an impairment loss of approximately $4,485,657 in the third quarter of fiscal 2006 in order to fully write down the carrying value of its goodwill to its estimated implied fair value to zero. The fair value of the Company’s single reporting unit was estimated after considering the Company’s market capitalization and other market-based valuation approaches, in addition to analyzing the expected present value of future cash flows.

RESULTS OF OPERATIONS
For the three and nine months ended July 31, 2006 compared to the three and nine months ended July 31, 2005
Product revenues decreased to $5,374,379 and $16,865,230 for the three and nine months ended July 31, 2006 from $7,970,288 and $24,282,772 for the same periods in fiscal 2005, a decrease of $2,595,909 and $7,417,542 or 32.6% and 30.6%, respectively. The decrease is primarily attributable to the completion of several significant contracts with one federal integrator during fiscal year 2005 and the lack of comparable orders or contracts in fiscal 2006. The Company recognized revenue of approximately $3.6 million and $15.1 million associated with this integrator for the three and nine month periods ended July 31, 2005, respectively, compared to approximately $1.9 and $5.7 million during the same period in fiscal year 2006. Partially offsetting the decrease for the nine month period was higher demand for ISV products generated by new and existing customers during 2006. For the nine month period ended July 31, third-party software solution product revenue increased by $3.8 million compared to the same period in fiscal 2005 as a result of the Company engaging new channel partners in an effort to enhance and diversify its product offerings and expand its revenue base during the first half of fiscal 2006. However, the Company has begun to transition away from the third-party solution business and focus on the integrator and ISV business, the Company’s core business.
Service revenues decreased to $611,839 and $1,961,063 for the three and nine months ended July 31, 2006, respectively, from $751,878 and $2,351,557 for the same periods in fiscal 2005, a decrease of $140,039 and $390,494 or 18.6% and 16.6%. The decrease in service revenues for the three and nine month periods ended July 31, 2006 as compared to the same periods in fiscal 2005 is primarily the result of the completion of certain long-term contracts coupled with a lack of new contracts in fiscal 2006 to replace this revenue. During fiscal 2006 the Company expected certain revenue levels from its partnerships that never materialized. Consequently, the Company is planning to serve this market directly rather than though its strategic partners.
Product gross margin, as a percentage of net revenues, decreased to 20.6% and 19.1% for the three and nine months ended July 31, 2006, respectively, from 24.5% and 26.6% for the same periods in fiscal 2005. The decrease in gross margin for the three and nine months ended July 31, 2006 is primarily due to the completion of significant contracts in fiscal 2005. Gross margins on long term contracts historically increase throughout the contract life cycle and are typically at their highest point near the end of the contract. Margins increase throughout the contract due to the incurrence of start up costs at contract initiation and the purchasing power with larger contracts enables the Company to reduce its materials costs throughout the contract. In addition, the nine month decrease can be attributable to the growth in third-party software solution product revenues during the first half of fiscal 2006, which traditionally have lower gross margins, compared to the same period in 2005. The Company also incurred costs of approximately $250,000 to write-down the inventoried costs of end of life products during the nine month period ended July 31, 2006. The Company announced these product life ends and does not anticipate additional write-downs relating to these products. Although the Company expects gross margins to increase as it transitions away from the third-party solution business, the Company expects gross margin as a percentage of net revenues to fluctuate from quarter to quarter as product lines expand, new products are brought to market, start up costs are incurred and new discounts, incentives and rebates become available.
The gross margin for services, as a percentage of revenues, decreased to 16.7% and 20.1% for the three and nine months ended July 31, 2006, respectively, from 26.4% and 31.3% for the same periods in fiscal 2005. The decrease in gross margin percentage is attributable to lower service revenue during the three and nine months ended July 31, 2006 as compared to the same periods ended July 31, 2005. The decrease in gross margin is also attributable to investments in technical consultant staff, the use of resources to develop the Company’s higher margin, project-based service offerings as well as the Company continuing to support partnership requirements of maintaining certified and available resources for immediate deployment for potential contracts. The Company anticipates gross margin for services to increase in future quarters as a result of the Company’s restructuring efforts, selling the services directly and better time management of individual consultants available for contracts.

Selling and marketing expenses increased to $701,856 and $1,914,008 for the three and nine months ended July 31, 2006, respectively, from $450,061 and $1,259,654 for the same periods in fiscal 2005, an increase of $251,795 and $654,354 or 56.0% and 52.0%, respectively. The increase is the result of deploying additional sales personnel to increase brand recognition and expand the Company’s customer base. For the first half of fiscal 2006, the Company made investments in areas outside the Company’s core business that did not return the expected results. During the three months ended July 31, 2006, the Company has taken steps to eliminate unsuccessful business activities, specifically the resale of certain third-party solutions, to focus and reinvest in the Company’s core business, the federal integrator and ISV markets. Although the Company anticipates selling and marketing expenses to increase as new products and services are introduced, the Company will continue to evaluate its costs relative to its revenues and gross margins.
Research and product development expenses decreased to $151,346 and $457,152 for the three and nine months ended July 31, 2006, respectively, from $208,405 and $599,700 for the same periods in fiscal 2005, a decrease of $57,059 and $142,548 or 27.4% or 23.8%. The decrease is the result of the Company’s restructuring activities during the three months ended July 31, 2006. As mentioned in Note 7 – “Operating Leases,” the Company closed its Florida office during the three months ending July 31, 2006, resulting in decreased research and development activity for that period. The Company has transitioned all research and development activities to its corporate office. The nine month decrease is also attributable to certain product development resources being used for sales support activities during the period ending July 2006 compared to the same period in fiscal 2005. The Company believes that research and development expenses will fluctuate from quarter to quarter as new products are being developed and introduced into the marketplace.
General and administrative expenses decreased to $1,338,523 for the three month period July 31, 2006 from $1,451,026 for the same period in fiscal 2005, a decrease of $112,503 or 7.8%. The three month decrease is primarily attributable to the Company’s cost cutting initiative that was initiated during the three months ended July 31, 2006. During this period, the Company curtailed expenses related to non-revenue generating activities, terminated non-essential employees and instituted an across the board departmental expense reduction for the three months ended July 31, 2006 compared to the same period in fiscal 2005. For the nine month period ended July 31, general and administrative expenses increased to $4,546,921 for the nine month period ended July 31, 2006 from $4,475,820 for the same period in fiscal 2005, an increase of $71,101 or 1.6%. The increase for the nine month period ended July 31, 2006 compared to the nine month period ended July 31, 2005 is primarily the result of costs of approximately $200,000 associated with the amendment and termination of the employment contract of the Company’s Former President during the three month period ended April 30, 2006. As a percentage of revenue, general and administrative expenses increased to 22.4% and 24.2%, respectively, for the three and nine month periods ended July 31, 2006 from 16.6% and 16.8% for the same periods in fiscal 2005. The increase is the result of the lower net revenues for the three and nine month periods ended July 31, 2006 compared to the same periods in fiscal 2005. Although the Company continues to manage its costs relative to its revenues and gross margins, additional resources will be required in order to invest in its core federal integrator and ISV business. In addition, the Company expects to incur general and administrative expenses associated with Sarbanes-Oxley compliance. However, at present, it is difficult to predict the timing and extent of such costs to be incurred in fiscal 2006 due to the recently announced delay in the implementation date for certain provisions related to internal control reporting. Management is currently assessing the impact of this deferral on its plans.

Severance and restructuring charges increased to $839,642 for the three and nine months ended July 31, 2006 from $0 for the same periods in fiscal 2005. During the three months ended July 31, 2006 the Company incurred non recurring costs associated with the closing of its Florida office in the amount of $170,000, as described in Note 3 – “Management Change and Restructuring,” severance payments as a result of the Company’s restructuring in the amount of $40,000 and expenses associated with the separation agreement entered into with the Company’s former CEO, in the amount of $636,000. The Company’s former CEO has denied any wrongdoing in connection with this matter. As previously mentioned, the Company entered into a separation agreement with Thomas P. Dunne, the Company’s former Chief Executive Officer providing for the former CEO to resign as Chairman and member of the Company’s Board of Directors. Simultaneous with the resignation, the Company entered into a 23 month consulting arrangement whereby the former CEO will provide certain advisory services to the Company’s Board of Directors and management team during the transition. Under the terms of the agreement, the former CEO shall receive approximately $575,000 (23 months at his former base salary of $300,000 per annum). In addition, the Company will continue to provide health and dental coverage for the former CEO and his family, a leased car for his use and the transfer of a Company automobile in exchange for forgiveness of certain accounts payable that the Company owes to the former CEO and his family. The resignation was made in response to the results of an investigation by the Audit Committee of the Board relating to matters associated with the attempted exercise of certain employee stock options owned by the former CEO. The matter was discovered through the operation of the Company’s internal controls and procedures and did not result in any direct financial loss or have any direct effect on the Company’s financial statements.
As indicated previously, the Company determined a “triggering event” had occurred under SFAS 142 in the third quarter of fiscal 2006. As a result, management re-assessed the recoverability of goodwill carried on its financial statements and determined its goodwill and intangible assets were fully impaired. Consequently, the Company recognized an impairment loss of approximately $4,485,657 in the third quarter of fiscal 2006 in order to write down the carrying value of its goodwill to its estimated fair value. As of July 31, 2006, the Company no longer has any goodwill or other intangible balances associated with acquisitions on its balance sheet.
Other expense increased to $161,611 and $132,354 for the three and nine months ended July 31, 2006, respectively, from $10,205 and $22,276 of income for the same periods in fiscal 2005, an increase of $171,816 and $154,630. The primary reasons for the increase are non-recurring legal and professional services fees of $174,361 resulting from the investigation of an attempted exercise of certain employee stock options incurred in the three month period ended July 31, 2006. Partially offsetting this increase was an increase in net interest income of $2,545 and $19,732 for the three and nine months ended July 31, 2006, respectively, compared to the same periods in fiscal 2005. The Company’s interest income for the three and nine month periods ended July 31, 2006 was higher than the comparable period in fiscal year 2005 due to increases in interest rates and an increase in offsetting interest expense in the three months ended July 31, 2005 associated with the Company’s utilization of its line of credit.
The Company reported a net loss of $(6,496,188) for the three months ended July 31, 2006 as compared to net income of $21,087 for the same period in fiscal 2005. For the nine months ended July 31, 2006, the Company reported a net loss of $(9,255,385) compared to net income of $803,689 for the same period in fiscal 2005. The decrease in net income for the three and nine months ended July 31, 2006 as compared to the same period in fiscal 2005 is attributable to the Company’s increased deliveries of product associated with significant contract awards during fiscal year 2005. In addition, the Company incurred significant, one-time, non-recurring expenses during the nine month period ended July 31, 2006. These expenses included $4,485,657 of charges incurred to write down the Company’s goodwill and other intangible assets to their carrying value, $839,642 in severance and restructuring charges, $174,361 of non-recurring legal and professional services fees, $200,000 in costs associated with the termination of an employment contract with the former President who resigned in June 2006, $400,000 in income tax expense due to the adjustment of the tax valuation allowance and approximately $250,000 in expense for inventory obsolescence primarily associated with end of life products.

LIQUIDITY AND CAPITAL RESOURCES
As of July 31, 2006, the Company had working capital of $5.8 million. While the Company has used cash in operations and incurred losses in the nine month period ended July 31, 2006, the Company believes cash on hand will provide sufficient financial resources to finance operations of the Company during the upcoming 12 months.
For the nine months ended July 31, 2006, the Company used $2.3 million in cash from operating activities. The Company’s primary use of cash was to finance operating losses and reduce our accounts payable balance by $1.3 million. A decrease in accounts receivable and an increase in accrued expenses generated $1.3 million and $410,000 of cash, respectively.
For the nine months ended July 31, 2006, the Company invested approximately $48,000 in property and equipment.
For the nine months ended July 31, 2006, the Company generated $63,000 from financing activities. The Company generated cash of $117,000 as a result of the exercise of employee stock options and used cash to reduce its notes payable balance by $54,000.
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
In addition, the Company assumed $170,138 of Asgard’s debt by executing two three-year promissory notes. The promissory notes each bear interest at 4% and mature in February 2007. The Company makes monthly aggregate payments of $4,726 plus accrued interest. The outstanding balance on the two notes at July 31, 2006 was $33,082.
From time to time, the Company may pursue strategic acquisitions or mergers, which may require significant additional capital to satisfy unusual or infrequent expenses. In such event, the Company may seek additional financing of debt and/or equity.
Contractual Obligations and Commercial Commitments:
The Company’s significant contractual obligations as of July 31, 2006 are for debt and operating leases. In April 2005 the Company moved its headquarters and operations facilities. The total obligation for the new leases, expiring in August 2009 and August 2014, is approximately $44,000 a month. Debt by year of maturity and future rental payments under operating lease agreements are presented below. The Company does not have any purchase obligations, capital lease obligations or any material commitments for capital expenditures as of July 31, 2006. The Company has not engaged in off-balance sheet financing, commodity contract trading or significant related party transactions. As discussed in Note 7 – “Operating Leases,” the Company terminated the Fort Lauderdale office operating lease in July 2006 and, consequently, reduced future operating lease obligations by approximately $140,000.

	Payments Due by Period
		Less than 1			More than 5
Contractual Obligations	Total	year	1-3 years	4-5 years	years
Operating Leases	$3,044,826	$564,196	$1,101,986	$549,255	$829,389
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
ITEM 1A. RISK FACTORS
There have been no material changes from the Risk Factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended October 31, 2005.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On May 9, 2006, the Company held its 2005 Annual Meeting of Shareholders. At the annual meeting, the Company’s shareholders were asked to vote upon: (i) the election of two Class II directors, (ii) the approval of the Company to eliminate the staggered terms of the members of its Board of Directors and providing for one-year terms and the annual election of all directors (iii) the approval of the appointment of an independent accounting firm for the ensuing year.
The following persons were elected as Board of Directors of the Company to serve until the 2008 annual meeting of shareholders by the votes next to such persons name:

	FOR	WITHHELD
VADM E.A. Burkhalter	12,276,660	693,702

James Bruno	12,276,660	693,702
VADM E.A. Burkhalter and James Bruno were each elected as Class II Directors and shall serve until their respective successors have been duly elected and qualified.
The Certificate of Amendment to Certificate of Incorporation of the Company to eliminate the staggered terms of the members of its Board of Directors and providing for one-year terms and the annual election of all directors was approved by the following vote:

FOR	AGAINST	ABSTAIN
12,699,636	188,325	82,401
Grant Thornton LLP was approved to act as the Company’s independent certified public accountants for the ensuing year by the following vote:

FOR	AGAINST	ABSTAIN
12,659,863	181,954	128,545

ITEM 5. OTHER INFORMATION
Not applicable
ITEM 6. EXHIBITS

Exhibit 11.1	Statement of computation of earnings per share.

Exhibit 31.1	Certification of Chief Executive Officer and President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

September 14, 2006	STEELCLOUD, INC.

	By:	/s/ Clifton W. Sink, Jr.
Name: Clifton W. Sink, Jr.
Title: Chief Executive Officer and President

	By:	/s/ Kevin Murphy
Name: Kevin Murphy
Title: Chief Financial Officer