Form 10-K
period 2006-10-31
STEELCLOUD INC
filed 2007-01-23
CIK 1058027

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-24015
SteelCloud, Inc.
(Exact name of registrant as specified in its charter)

Commonwealth of Virginia	54-1890464

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14040 Park Center Road, Herndon, Virginia	20171

(Address of principal executive offices)	(Zip Code)
(703) 674-5500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12 (b) of the Exchange Act

Title of each class	Name of exchange on which registered
None

Securities registered pursuant to Section 12 (g) of the Act:

Title of each class	Name of exchange on which registered

Common Stock, $.001 par value per share	Nasdaq Capital Market
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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the voting stock held by non-affiliates of the issuer as of January 11, 2007 was $15,853,612.
     The number of shares outstanding of the registrant’s Common Stock on January 11, 2007 was 14,262,176.
Documents incorporated by reference:
Portions of the Definitive Proxy Statement to be filed pursuant to Regulation 14A for SteelCloud, Inc.’s annual meeting for 2006 are incorporated by reference into Part III of this Form 10-K.

STEELCLOUD, INC
2006 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

		Page Number
	PART I
Item 1.	Business	3
Item 1A.	Risk Factors	8
Item 2.	Properties	11
Item 3.	Legal Proceedings	11
Item 4.	Submission of Matters to a Vote of Security Holders	11

	PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	12
Item 6.	Selected Financial Data	13
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 8.	Financial Statements and Supplementary Data	28
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	28
Item 9A.	Controls and Procedures	29

	PART III

Item 10.	Directors, Executive Officers and Corporate Governance	30
Item 11.	Executive Compensation	30
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	30
Item 13.	Certain Relationships and Related Transactions, and Director Independence	30
Item 14.	Principal Accounting Fees and Services	30

	(Item 10 – Item 14 information is incorporated by reference from portions of the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A)

Item 15.	Exhibits, Financial Statement Schedules	30

	Signatures	33

ITEM 1. BUSINESS
General
     Founded in 1987, SteelCloud, Inc. (the “Company” or “SteelCloud”) is a leading engineering and manufacturing integrator specializing in network centric and embedded computing solutions for the federal marketplace and Independent Software Vendors (“ISV(s)”). The Company designs, manufactures and integrates specialized servers for federal market prime contractors (“federal integrators”) who use the specialized servers to deliver application software to their government clients.
     SteelCloud was originally incorporated as Dunn Computer Operating Company on July 27, 1987 under the laws of the Commonwealth of Virginia. On February 26, 1998, Dunn Computer Corporation (“Dunn”) was formed and incorporated in the Commonwealth of Virginia to become a holding company for several entities including Dunn Computer Operating Company. The Company’s subsidiary is International Data Products (“IDP”), acquired in May 1998. On December 31, 2003, Dunn was merged with and into SteelCloud. On February 17, 2004, the Company acquired the assets of Asgard Holding, LLC (“Asgard”). In July of 2006, as part of its restructuring efforts, the Company closed its sales office and ceased all of its operations in Florida. The Company’s former subsidiaries, Puerto Rico Industrial Manufacturing Operations Acquisition Corporation (“PRIMO”), and STMS Corporation (“STMS”), are inactive.
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
Fiscal Year 2006 Developments
     In June 2006, Clifton W. Sink was appointed SteelCloud President and Chief Executive Officer of SteelCloud. In July 2006, the SteelCloud Board of Directors elected Vice Admiral E. A. Burkhalter, Jr. USN (Ret.) as Chairman of the Board. At the same time, Gregory Bedner, currently Chairman of the Board for Perot Systems Government Services, Inc., and Clifton Sink were both added to the Board of Directors. Effective January 15, 2007, Mr. Bedner resigned as a member of the Company’s Board of Directors.
     Under new management, new vision and mission directives were determined for SteelCloud. Vision: Become the preeminent engineering and manufacturing integrator for the federal marketplace and ISVs. Mission: To specialize in engineering and delivering network-centric and embedded computing solutions that allows our customers to support and deploy appliance-based applications and standards-based computing architectures on a global scale.
     The new vision and mission guidance is primarily directed toward the Company’s federal integrator and ISV businesses. Going forward, the Company will increase its concentration on the federal government marketplace. While the Company cannot provide assurances regarding the potential for success, the Company believes the following initiatives will be critical to rebuilding its Integration and ISV business:
•	Strategic Alliances – The Company will continue to strengthen its partnerships with Intel and Microsoft. Management believes both of these firms will continue to want to leverage SteelCloud’s access and presence in the federal market space and the Company, in turn, needs Intel’s and Microsoft’s latest technology and marketing strength.

•	Product Leadership – SteelCloud is collaborating with Intel to develop and market a new line of server solutions targeted for the United States Department of Defense. The products are based on Advanced Telecom Computing Architecture (ATCA). In June 2006, the Company and Intel unveiled these products at its new Solutions Center located at SteelCloud’s headquarters in Herndon, VA. The Company is also enhancing and promoting its proprietary SteelWorksTM appliance management software for its ISV market.

•	Loyal Customers – SteelCloud is working on creating lasting relationships with new integrators and ISVs. In the past, the Company had a strong dependence on a few customers. In the future, the Company will strive to reduce this dependence through the addition of new customers.

•	Sales and Marketing – In June 2006, the Company hired David Fitzhugh, who has over 25 years of significant IT industry experience, as Vice President of Marketing. In August 2006, Mitch Turpyn, an experienced sales and business development executive in the federal market space, was named SteelCloud Vice President of Sales. The Company believes a solid sales and marketing infrastructure is mandatory for building market share and attracting new customers. Resources will continue to be added in this organization, as this is a very critical initiative.

•	Market Focus – In light of the Company direction to concentrate on federal integrators and ISVs, the Company closed its Fort Lauderdale, FL sales office and ceased sales and marketing operations at this location in July 2006. The Florida operation focused on selling third-party products and consulting services to commercial end users, which are no longer priorities of the Company. All remaining research and development activities that were conducted in the SteelCloud Florida office have been transferred to the Company’s research and development department at corporate headquarters in Herndon, VA.

•	Resignations – Mr. Thomas Dunne, the Company’s founder and Chief Executive Officer, retired from the Company effective June 7, 2006 and subsequently resigned as the Chairman of the Board and a Board Member on June 19, 2006. Further, on June 5, 2006, the Company accepted the resignation of Mr. Brian Hajost, the Company’s President and Chief Operating Officer. The resignation became effective on June 8, 2006.

•	NASDAQ Delisting Notice – In August 2006, the Company announced it received notice, under Marketplace Rule 4310(c)(4)(the “Rule”), that its common stock is subject to potential delisting from the Nasdaq National Market because the bid price of the Company’s common stock closed below the minimum $1.00 per share requirement for 30 consecutive business days prior to August 8, 2006. Under Marketplace Rule 4310(c)(8)(D), the Company has been granted an initial 180 calendar days, or until February 5, 2007, to regain compliance.
Federal Integrator
     The Company’s primary target markets are federal integrators and ISVs. The Company believes that its specialized server products are best suited to address the high volume needs of the federal government. The Company teams with large federal integrators as its primary channel for delivering its specialized servers to the federal government.
     Federal integrators outsource their specialized requirements to SteelCloud and consider the Company to be their ‘virtual hardware engineering division.’ SteelCloud designs and manufactures specialized computing platforms that are the foundation upon which the integrators develop and deliver their solutions. This allows the integrators to shift their attention to application software and services. As a result, integrators shorten their time to delivery and lower their overall development costs.
     The Company compliments its specialized servers, which are often designed to withstand unusual environmental conditions, with software integration and testing services. SteelCloud also provides configuration management, program management, logistics and support services that are unavailable from traditional computer vendors.

ISV
     For its independent software vendor customers, the Company is their ‘virtual hardware engineering division.’ SteelCloud creates a unique product for the ISV by integrating the ISV’s software onto a specialized appliance platform running Linux, FreeBSD, or one of Microsoft’s operating systems. SteelWorksTM may also be included to optimize installation, management and support of the appliance.
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
End User Solutions
     The Company’s end user solutions are targeted for medium to enterprise-level organizations in the government and commercial markets across the United States with an emphasis on the Washington, DC metropolitan area. These direct-to-user solutions include products from software leaders such as CA, Network General and McAfee. End user product sales are complimented with professional services from SteelCloud’s consulting services organization.
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
Government Contracts
     In fiscal year 2006, the Company derived approximately 28% of its revenues from sales of hardware and services to the U.S. federal, state and local government. Certain government customers reserve the right to examine the Company’s records as they relate to their contracts.
GSA Contract
     The Company has a multiple award schedule contract with GSA (the “GSA Contract”). The Company’s GSA Contract was originally awarded in April 1996. It was renewed in fiscal 2002 and is valid through March 31, 2007. In August, 2006, GSA auditors awarded the Company with an ‘Outstanding’ rating for the management and execution of its GSA Contract. The Company expects to renew this contract and believes its recent audit results will result in a successful extension of the contract. The GSA Contract enables government IT purchasers to acquire all of their requirements from a particular vendor and largely limits the competition to selected vendors holding GSA Contracts. For fiscal year ended 2006, the Company’s GSA Contract had sales of $2.1 million, which accounted for approximately 9% of the Company’s revenues.
Commercial Contracts
     The Company’s commercial customer base consists of several Fortune 500 companies as well as medium-size commercial customers. The Company generated approximately $7.6 million or 32% of its total net revenues from contracts and awards with a federal integrator, Lockheed Martin System Integration, during fiscal year 2006.
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
     The Company also serves the commercial market place with products from software firms such as CA, Network General and McAfee. These offerings are often augmented with SteelCloud professional consulting services.

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
     SteelCloud’s quality management system has been ISO 9001:2000 certified since April 2004. ISO 9001:2000 certification is an assurance that a company is dedicated to maintaining a quality management system, and has procedures in place for continuous quality improvement in all aspects of the organization’s business. The Company has demonstrated its commitment to its quality management system by passing four subsequent ISO Surveillance Audits. The Company believes this certification has been a factor in several contract wins.
Marketing
     The Company markets its products and services to software companies, federal integrators, select commercial accounts, and state, federal, and local government agencies. The Company uses an in-house sales force and program managers to market its products and services. The products and services are marketed worldwide, either directly through its own sales personnel, or through the marketing organizations of its appliance customers. The Company believes that marketing is important in all of its markets.
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
Competition
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

Federal Government Market
     The Company sells its specialized servers to the federal government through federal integrators such as Lockheed Martin System Integration. The Company also sells its server products, engineering services and software products directly to government end users. Software products come from Microsoft, CA, McAfee, Network General, and others. In addition, the Company provides consulting services to compliment the software products along with consulting project work and staffing services.
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
     SteelCloud IT solutions are differentiated in the commercial (and federal government) market with technical expertise and professional consulting services. The Company believes its solutions and consulting services group competes effectively in the Washington, D.C. metropolitan market because of its technical know-how, market knowledge and name recognition. The Company believes that its ability to integrate its server systems with networking products also gives its consulting services group a competitive advantage.
     In the ISV server appliance market, the principal elements of competition are product reliability, quality, customization, price, customer service, technical support, value-added services, and product availability. The Company distinguishes its ISV server appliance offerings with specialized services such as engineering design, configuration management, logistics, supply chain management and fulfillment services. In addition, the Company has developed SteelWorksTM, proprietary software for this market that allows its ISV customers to deliver appliances that are easy-to-install, self-managed, and easily upgraded.
Research and Development
     By investing in product development, the Company believes it will have more control over the functionality and marketing of its products. The Company also believes that the resulting intellectual property will increase the competitiveness of its offerings and improve product margins. During fiscal 2006, the Company incurred research and development costs of approximately $634,000. The Company will continue to incur costs for product development in the future.
     The Company invests in intellectual property in the form of proprietary SteelCloud products such as SteelWorksTM. This appliance management software provides self-management and self-maintenance functionality to it appliance server offerings and allows customers to quickly create a fully integrated turnkey appliance server. The Company is working to expand SteelWorksTM compatibility and to increase its disaster recovery capabilities.
     SteelCloud is also making research and development investments in middleware software technology for its ATCA and Micro Telecom Computing Architecture (MicroTCA) server lines. The software will address major issues facing system integrators using ATCA technology, namely integrating application program software with operating system and ATCA chassis management software.

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
     On April 13, 2006, the Company was issued patent 7,020,476 titled ‘Wireless Network Security.’ In addition, the Company has filed a divisional patent application for remaining claims from this patent now available under new changes in the law.
     On April 25, 2006, the Company was issued patent 7,017,186 titled ‘Intrusion Detection System using Self-Organizing Clusters.’
     The Company conducts its business under the trademarks and service marks of “SteelCloud,” “SteelCloud Company” and “Dunn Computer Corporation.” The Company believes its copyrights, trademarks and service marks have significant value and are an important factor in the marketing of its products.
Employees
     As of October 31, 2006, the Company had 69 employees. Of this total, 3 were employed in an executive capacity, 8 in sales and marketing, 14 in administrative capacities, 18 in technical and/or services and 26 in operations. As of January 11, 2007, the Company had 66 employees. No Company employees are covered by a collective bargaining agreement. The Company considers its relationships with its employees to be good.
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
ITEM 1A. RISK FACTORS
     Before deciding to invest in us or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this report and in our other filings with the SEC. We update our descriptions of the risks and uncertainties facing us in our periodic reports filed with the SEC. The risks and uncertainties described below and in our other filings are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose your investment.

We may not be able to compete successfully against current and future competitors.
     The market for our products and services is highly competitive. Many of our competitors offer broader product lines and have substantially greater financial, technical, marketing and other resources than us, which could seriously harm our net sales and results of operation. Additionally, our competitors may receive beneficial prices from purchasing component parts in large quantities and may be party to product and process technology license arrangement that are more favorable in terms of pricing and availability than our arrangements. As a result, we may have difficulty increasing our market share.
Rapid change in technology may cause a portion of our inventory to become obsolete.
     The computer products market is characterized by rapid technological change and the frequent introduction of new products and enhancements. While we strive to maintain a just-in-time inventory system, there are certain computer products held in our inventory can become obsolete at any given time, which could materially adversely affect our financial condition and results of operation.
     In particular, the server appliance market is characterized by rapid technological change, frequent new product introductions and enhancements, potentially short product life cycles, changes in customer demands and evolving industry standards. Our products could be rendered obsolete if products based on new technologies are introduced or new industry standards emerge. New products and product enhancements can require long development and testing periods, which require us to retain, and may require us to hire additional, technically competent personnel. Significant delays in new product releases or significant problems in installing or implementing new products could seriously damage our business. We may experience delays in the scheduled introduction of new and enhanced products. Our future success depends upon our ability to utilize our creative packaging and hardware and software integration skills to combine industry-standard hardware and software to produce low-cost, high-performance products that satisfy our strategic partners’ requirements and achieve market acceptance. We cannot be certain that we will successfully identify new product opportunities and develop and bring new products to market in a timely and cost-effective manner.
If server appliances are not increasingly adopted as a solution to meet companies’ computer application needs, the market for our products may not grow and the market price of our common stock could decline as a result of lower revenues or reduced investor expectations.
     We depend on the growing use of server appliances to meet businesses’ computer application needs. The market for server appliance products has only recently begun to develop and it is evolving rapidly. Because this market is new, we cannot predict its potential size or future growth rate with a high degree of certainty. Our revenues may not grow and the market price of our common stock could decline if the server appliance market does not grow rapidly.
     We believe that our expectations for the growth of the server appliance market may not be fulfilled if customers continue to use general-purpose servers. The role of our products could, for example, be limited if general-purpose servers become better at performing functions currently being performed by server appliances or are offered at a lower cost. This could force us to further lower the prices of our products or result in fewer sales of our products.
Our future success depends in part on the continued service of our key senior management, sales, marketing, and manufacturing personnel and our ability to identify, hire and retain additional, qualified personnel.
     Our future success depends to a significant extent upon the continued service of our senior management personnel, including Clifton W. Sink, Robert Richmond and Kevin Murphy, our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, respectively. The loss of any of these individuals or other key senior executives could have a material adverse effect on us. There is intense competition for qualified personnel in our industry, and we may not be able to continue to attract and retain qualified personnel necessary for the development of our business, or to replace qualified personnel who may leave our employment in the future. There may be significant costs associated with recruiting, hiring and retention of personnel. Periods of contraction in our business may inhibit our ability to attract and retain our personnel. Loss of the services of, or failure to recruit, key design engineers or other technical and management personnel could be significantly detrimental to our product development or other aspects of our business.

We are dependent on significant customers and the government market.
     For the year ended October 31, 2006, we had generated approximately $9.7 million or 40.2% of our total net revenues from contracts and awards with Lockheed Martin Systems Integration and General Services Administration. Future revenues and results of operations could be adversely affected should these customers reduce their purchases, eliminate product lines or choose not to continue to buy products and services from us. Given the nature of the products manufactured by us as well as the delivery schedules established by our partners, revenue and accounts receivable concentration by any single customer will fluctuate from quarter to quarter. We anticipate that concentration levels will decrease as our customer base and new product offerings expand in future periods.
     If we are unable to continue to participate in government contract programs or if government contracting policies are changed, our business and results of operations could be harmed. Additionally, most government contracts are subject to modification or termination in the event of changes in funding and our contractual costs and revenues are subject to adjustment as a result of governmental audits. A significant amount of our revenues are derived from sales made through major procurement programs awarded by the government, which include contracts with General Services Administration, Department of Defense and the Administration Office of the U.S. Courts. If we are unable to renew or replace those contracts our results of operations could be materially adversely affected.
Fluctuations in our quarterly operating results may cause the market price of our common stock to fluctuate.
     Our operating results have in the past fluctuated from quarter to quarter and we expect this trend to continue in the future. As a result, the market price of our common stock could be volatile. In the past, following periods of volatility in the market price of stock, many companies have been the object of securities class action litigation. If we were to be sued in a securities class action, it could result in substantial costs and a diversion of management’s attention and resources which could adversely affect our results of operations.
Our stock may be subject to substantial price and volume fluctuations due to a number of factors, many of which will be beyond our control that may prevent our stockholders from reselling our common stock at a profit.
     The securities markets have experienced significant price and volume fluctuations in the past and the market prices of the securities of technology companies have been especially volatile. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock in spite of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors, and in response the market price of our common stock could decrease significantly. Investors may be unable to resell their shares of our common stock for a profit. The decline in the market price of our common stock and market conditions generally could adversely affect our ability to raise additional capital, to complete future acquisitions of or investments in other businesses and to attract and retain qualified technical and sales and marketing personnel.
If our common stock is delisted from the Nasdaq Capital Market, the market price of our common stock could decrease significantly.
     The listing of our shares of common stock was moved from the Nasdaq National Market to the Nasdaq Small Cap Market on June 30, 2003. Effective September 13, 2005, the Nasdaq Small Cap Market was renamed the Nasdaq Capital Market. If we are unable to satisfy the Nasdaq Capital Market’s continued listing criteria in the future, our common stock may be delisted from the Nasdaq Capital Market. In August 2006, the Company announced it received notice, under Marketplace Rule 4310(c)(4)(the “Rule”), that its common stock is subject to potential delisting from the Nasdaq National Market because the bid price of the Company’s common stock closed below the minimum $1.00 per share requirement for 30 consecutive business days prior to August 8, 2006. Under Marketplace Rule 4310(c)(8)(D), the Company has been granted an initial 180 calendar days, or until February 5, 2007, to regain compliance. If the Company is unable to regain compliance, trading, if any, in our common stock would thereafter be conducted in the over-the-counter market on the “pink sheets” or the OTC Bulletin Board. If our common stock were delisted from Nasdaq, an investor would find it more difficult to dispose of, or to obtain quotations as to the price of our common stock. Additionally, if our common stock is delisted from the Nasdaq Small Cap Market the market price of our common stock could decrease significantly.

We may issue additional shares and dilute your ownership percentage.
     Some events over which you have no control could result in the issuance of additional shares of our common stock. We may issue additional shares of common stock or preferred stock to raise additional capital or finance acquisitions, or upon the exercise or conversion of outstanding options and warrants. Any issuances of additional shares would dilute your ownership percentage in us.
Future sales of our common stock in the public market may adversely affect our stock price.
     Future sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock.
ITEM 2. PROPERTIES
     In April 2005, the Company moved its headquarters and operations. The two new facilities are located in Herndon, Virginia and are in close proximity to SteelCloud’s previous facility. The Company currently leases approximately 24,000 square feet for its operations facility and approximately 19,000 square feet for its headquarters. Monthly rent for both the operations and headquarters leases, which expire in August 2014 and August 2009, respectively, is approximately $44,000 inclusive of operating expenses. In addition, the Company leased office space in Ft. Lauderdale, Florida for approximately $6,000 a month. The lease associated with this office space was due to expire in July 2009. In July of 2006, as part of its restructuring efforts as described in Note 3 “Management Change, Restructuring and Operations” of “Notes to Consolidated Financial Statements” in this Form 10-K, the Company closed its sales office and ceased all of its operations in Florida, and subsequently terminated its lease for office space in Fort Lauderdale, Florida. The Company incurred a charge of approximately $82,000 associated with the lease termination. By terminating this lease, the Company reduced future operating lease obligations by approximately $140,000.
ITEM 3. LEGAL PROCEEDINGS
     On July 31, 1998, the SBA notified the Company that it was denying the request of the U.S. Air Force to waive the requirement to terminate IDP’s Desktop V contract for the convenience of the government upon the change in control of IDP to the Company. The Company appealed the denial of the SBA to the SBA’s Office of Hearings and Appeals. On August 31, 1999, the SBA denied the appeal and ruled that the U.S. Air Force must terminate-for-convenience the Desktop V contract. Prior to this ruling by the SBA, the U.S. Air Force determined not to exercise any of the remaining option years under the Desktop V contract on May 1, 1999. In October 1999, the U.S. Air Force issued a termination-for-convenience letter to the Company. Under a termination-for-convenience, the government is required generally to reimburse a contractor for all costs incurred in the performance of the contract. The Company is in the process of attempting to recover from the government a portion or all of unreimbursed costs associated with the Desktop V Contract. No assurances can be given that the Company will be successful in recovering any costs associated with this matter.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
     Prior to the quotation of the Company’s Common Stock beginning on April 22, 1997, there was no established trading market for the Company’s common stock. The Company’s Common Stock is listed on The NASDAQ Stock Market, Inc.’s Capital Market. The Company changed its symbol from “DNCC” to “SCLD” on October 19, 2000. The following table sets forth the high and low selling prices as reported on the NASDAQ Capital Market through January 11, 2007, for each fiscal quarter during the fiscal years ended October 31, 2006 and 2005, as well as for the first quarter of fiscal 2007 through January 11, 2007. These quotations reflect inter-dealer prices without retail mark-up, markdown, or commission and may not represent actual transactions.

	Fiscal 2005
	High	Low
First Quarter	$2.79	$1.85
Second Quarter	$3.09	$2.21
Third Quarter	$2.91	$2.12
Fourth Quarter	$2.65	$1.95

	Fiscal 2006
	High	Low
First Quarter	$2.28	$1.62
Second Quarter	$1.83	$1.48
Third Quarter	$1.67	$0.62
Fourth Quarter	$0.70	$0.44

	Fiscal 2007
	High	Low
First Quarter (through January 11, 2007)	$1.13	$0.61
     On January 11, 2007, the closing price of the Company’s Common Stock as reported on The NASDAQ Capital Market was $1.13 per share. There were approximately 5,100 shareholders of the Common Stock of the Company as of such date.
Dividend Policy
     The Company has not paid cash dividends on its Common Stock and does not intend to do so in the foreseeable future.
Recent Sales of Unregistered Stock
     On October 24, 2003, SteelCloud, Inc. sold 1,887,500 shares of its common stock to private and institutional investors in a private placement transaction at a price of $4.00 per share. The Company received gross proceeds of $7,550,000 in connection with this transaction. Brean Murray & Co., Inc. and Ferris, Baker Watts, Incorporated acted as co-placement agents in connection with this private offering. The co-placement agents received an aggregate of $437,500 and 107,422 warrants to purchase shares of our common stock as commissions in connection with this offering. Additionally, in connection with this transaction, the Company issued an aggregate of 493,359 and 85,938 warrants at an exercise price of $5.81 and $4.00 per share, respectively, which are exercisable until October 24, 2008. The securities were sold pursuant to an exemption from registration provided by section 4(2) of the Securities Act.
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

ITEM 6. SELECTED FINANCIAL DATA
SELECTED CONSOLIDATED FINANCIAL DATA
(In thousands, except per share data)
     The following selected consolidated financial data of SteelCloud should be read in conjunction with the consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The consolidated statement of operations data set forth below with respect to the fiscal years ended October 31, 2004, 2005 and 2006 and the consolidated balance sheet data as of October 31, 2005 and 2006 is derived from and is referenced to the audited consolidated financial statements of SteelCloud, included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data set forth below with respect to the fiscal years ended October 31, 2002 and 2003 and the consolidated balance sheet data as of October 31, 2002, 2003 and 2004 is derived from audited consolidated financial statements of SteelCloud, not included in this annual report.
     (*) The consolidated statement of operations data set forth below with respect to the fiscal years ended October 31, 2002 and 2003 does not reflect the maintenance and support agreement net revenue reclassification as described in Note 2 “Reclassification” of “Notes to Consolidated Financial Statements” in this Form 10-K as the effect in those periods was not material.

	Year ended October 31,
	2002*	2003*	2004	2005	2006

Consolidated Statement of Operations Data:
Net revenues	$29,157	$33,043	$26,900	$34,525	$24,216
Costs of revenues	22,163	26,353	20,727	25,914	19,235
Gross profit	6,994	6,690	6,173	8,611	4,981
Selling, general and administrative, research and development, and amortization	6,481	6,321	8,558	8,789	9,175
Impairment of goodwill and other intangibles	—	—	—	—	4,486
Severance and restructuring costs	—	—	—	—	840
Income (loss) income from operations	513	369	(2,385)	(178)	(9,520)
Other (expense) income, net	(222)	(5)	(139)	48	(121)
Gain from change in warrant liability	—	—	1,643	—	—
Income (loss) from continuing operations before income taxes	291	364	(881)	(130)	(9,641)
(Benefit from) provision for income taxes	(280)	—	—	—	400
Income (loss) before discontinued operations	571	364	(881)	(130)	(10,041)
Net (loss) from discontinued operations	(1,686)	(144)	—	—	—
Net (loss) income available to common stockholders	$(1,115)	$220	$(881)	$(130)	$(10,041)
Basic (loss) income per share	$(0.11)	$0.02	$(0.07)	$(0.01)	$(0.71)
Diluted (loss) income per share	$(0.11)	$0.02	$(0.07)	$(0.01)	$(0.71)
Weighted average shares outstanding	9,948	10,241	13,450	13,904	14,186
Weighted average shares outstanding assuming dilution	9,948	10,962	13,450	13,904	14,186

	At October 31,
	2002	2003	2004	2005	2006

Consolidated Balance Sheet Data:
Working capital	$3,856	$11,998	$9,867	$9,182	$5,070
Total assets	17,633	19,761	22,731	21,053	10,603
Long-term debt	60	66	141	224	397
Liability associated with warrants	—	2,192	549	—	—
Total liabilities	10,876	7,219	7,442	5,055	4,391
Stockholders’ equity	6,757	12,542	15,289	15,997	6,212

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
OVERVIEW
     Founded in 1987, SteelCloud, Inc. (the “Company”) is a leading engineering and manufacturing integrator specializing in network centric and embedded computing solutions for the federal marketplace and Independent Software Vendors (“ISV(s)”). The Company designs, manufactures and integrates specialized servers for federal market prime contractors (“federal integrators”) who use the specialized servers to deliver application software to their government clients.
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
     The Company makes research and development investments in proprietary software (intellectual property) products. Its SteelWorksTM software, which is typically embedded in the Company’s appliances, adds self-management functionality to its appliance server offerings. In addition, the Company is investing in middleware software for its Advanced Telecom Computing Architecture (referred to as “ATCA”) server line. In order to determine new server solutions for its target markets, the Company researches and develops new specialized server products for its federal integrator and ISV customers.
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
Reclassification
     Beginning May 2006, the Company began to recognize revenue associated with the resale of maintenance contracts on a net basis in accordance with Financial Accounting Standards Board (“FASB”) Emerging Issue Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”). For comparative purposes, product revenue and cost of goods sold on the consolidated statements of operations for fiscal years 2004 and 2005 and the first two quarters of fiscal year 2006 have been reclassified to reflect the effect of recording the resale of maintenance contracts on a net basis in those prior periods. This reclassification had the following effect on reported revenues and cost of goods sold for fiscal periods specified as follows:

	Year ended October 31,
	2004	2005
Total revenue, as reported	$28,169,205	$36,474,657
Total revenue (resale of software maintenance and support contracts reported as net revenue)	$26,900,254	$34,525,138

Total cost of goods sold, as reported	$21,996,481	$27,863,509
Total cost of goods sold (resale of software maintenance and support contracts reported as net revenue)	$20,727,530	$25,913,990
     This reclassification had no effect on reported gross profit, net income (loss) or net earning (loss) per share in any of the periods indicated.
Fiscal Year 2006
Management Change and Restructuring
     In June 2006, as noted in Note 3 “Management Changes, Restructuring and Operations,” the Audit Committee of the Company’s Board of Directors completed an investigation into the attempted exercise of stock options by the Company’s former Chief Executive Officer and Board Chairman, Thomas P. Dunne. The matter giving rise to the investigation was discovered through operation of the Company’s internal controls and procedures and did not result in any direct financial loss or have any direct effect on the Company’s financial statements because no stock options were exercised. Mr. Dunne has denied any wrongdoing in connection with this matter.
     Mr. Dunne retired from the position of Chief Executive Officer (“CEO”) in June 2006. In June 2006, the Company and its former CEO entered into a separation agreement whereby, among other things, the former CEO resigned from the Board of Directors as Chairman and Board member.
     In June 2006, Clifton W. Sink was appointed SteelCloud President and Chief Executive Officer of SteelCloud. At the same time, the Company announced the resignation of its former President, Brian Hajost. Mr. Hajost’s resignation was unrelated to the investigation previously discussed. In July 2006, the SteelCloud Board of Directors elected Vice Admiral E. A. Burkhalter, Jr. USN (Ret.) as Chairman of the Board. At the same time, Gregory Bedner, currently Chairman of the Board for Perot Systems Government Services, Inc., and Clifton Sink were both appointed to the Board of Directors. Effective January 15, 2007, Mr. Bedner resigned as a member of the Company’s Board of Directors.
     In July 2006, the new management team restructured its operations to better focus on its federal integrator and ISV businesses.
     The Company realizing that executing on new vision and strategy will take time, has adjusted its revenue and income (loss) projections accordingly. The newly constituted management team is committed to returning the Company to profitability and is focused on making the necessary changes to meet the goals and objectives. While it is difficult to predict when the Company will return to profitability, the Company currently has a goal of returning to profitability in late fiscal 2007. The Company believes that with its cash on hand, working capital, contract backlog and line of credit, it has the means to execute its plan and sustain itself through the periods of projected losses.
Goodwill Impairment
     As a result of the management changes and the significant decrease in the Company’s public market capitalization, the Company determined a triggering event had occurred under SFAS 142 in the third quarter of fiscal 2006. As a result, management re-assessed the recoverability of goodwill carried on its financial statements and determined its goodwill and other intangible assets were impaired. Consequently, the Company recognized an impairment loss of approximately $4,485,657 in the third quarter of fiscal 2006 in order to write down the carrying value of its goodwill to its estimated implied fair value. The fair value of the Company’s single reporting unit was estimated after considering the Company’s market capitalization and other market-based valuation approaches, in addition to analyzing the expected present value of future cash flows.

Direction
     Under new leadership, vision and mission directives were determined for SteelCloud. Vision: Become the preeminent engineering and manufacturing integrator for the federal marketplace and ISVs. Mission: To specialize in engineering and delivering network-centric and embedded computing solutions that allows our customers to support and deploy appliance-based applications and standards-based computing architectures on a global scale.
Florida Office
     The Company closed its Fort Lauderdale, FL sales office and ceased sales and marketing operations at this location in July 2006. The Florida operation was focused on selling third-party products and consulting services to commercial end users, which are not priorities in the Company’s strategic direction.
Research and Development
     All research and development activities that were being conducted in the SteelCloud Florida office have been transferred to the Company’s research and development department at corporate headquarters in Herndon, VA.
Nasdaq Non-Compliance Notice
     On August 9, 2006 the Company announced it has received notice, under Marketplace Rule 4310(c)(4) (the “Rule”), that its common stock is subject to potential delisting from the Nasdaq National Market because the bid price of the Company’s common stock closed below the minimum $1.00 per share requirement for 30 consecutive days prior to August 8, 2006. Under Marketplace Rule 4310(c)(8)(D) SteelCloud has been granted an initial 180 calendar days, or until February 5, 2007 to regain compliance. If at anytime before February 5, 2007, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, SteelCloud will be provided written notification that it complies with the Rule.
Significant Customer
     During fiscal year 2006, contracts with one customer, Lockheed Martin Systems Integration, represented $7.6 million, of the Company’s net revenues or 32% of total net revenues for the year. Given the nature of the products manufactured by the Company as well as the delivery schedules established by its partners, revenue and accounts receivable concentration by any single customer will fluctuate from quarter to quarter. Future revenues and results of operations could be adversely affected should this customer reduce its purchases, eliminate product lines or choose not to continue to buy products and services from SteelCloud.
Critical Accounting Policies
     The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles requires management to make certain judgments, estimates and assumptions that could affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We based our estimates and assumptions on historical experience and on various other assumptions believed to be applicable, and evaluated them on an on-going basis to ensure they remained reasonable under current conditions. Actual results could differ significantly from those estimates.
     The significant accounting policies used in the preparation of our financial statements are described in Note 4 “Significant Accounting Policies” of our “Notes to Consolidated Financial Statements”. Some of these significant accounting policies are considered to be critical accounting policies. A critical accounting policy is defined as one that has both a material impact on our financial condition and results of operations and requires us to make difficult, complex and/or subjective judgments, often as a result of the need to make estimates about matters that are inherently uncertain.
     We believe that the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition
     We recognize revenue in accordance with Security and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements, corrected copy” (“SAB 104”). Generally, SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured.
     Effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, we have adopted Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). Issued in December 2002 by the Financial Accounting Standards Board (“FASB”), EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. This Issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. This Issue does not change otherwise applicable revenue recognition criteria. In the event the Company enters into a multiple element arrangement and there are undelivered elements as of the balance sheet date, we assess whether the elements are separable and have determinable fair value in determining the amount of revenue to record.
     Beginning in May 1, 2006, we began to recognize revenue associated with the resale of maintenance contracts on a net basis in accordance with Emerging Issues Task Force Issue No 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”), and interpretations thereof. For comparative purposes, product revenue and cost of goods sold on the consolidated statements of operations for the fiscal years 2004, 2005 and 2006 have been reclassified to reflect the effect of recording the resale of maintenance contracts on a net basis in those prior years.
     We derive our revenue from the following sources: product revenue, information technology support services, software license as a reseller and support revenue and software training and implementation revenue.
     For product sales where title transfers upon shipment and risk of loss transfers to the customer, we generally recognize revenue at the time of shipment. For product sales where title and risk of loss transfers upon destination, we generally recognize revenue when products reach their destination. Revenue from hardware leased to customers under operating lease arrangements is recognized over the contract term. When product and installation services that are not essential to the functionality of the product are sold as part of a bundled agreement, the fair value of the installation services, based on the price charged for the services when sold separately, is deferred and recognized when the services are performed. The products sold are generally covered by a warranty ranging from one to three years. We accrue an estimated warranty reserve in the period of sale to provide for estimated costs to provide warranty services.
     For services revenue under time and material contracts, we recognize revenue as services are provided based on the hours of service at stated contractual rates.
     We are also a value-added solution provider for certain software products. When resold software licenses and related maintenance, customization, and training services are all provided together to an individual customer, we recognize revenue for the arrangement after we have delivered the software license and the customer has approved all implementation and training services provided. In instances where we only resell the software license and maintenance to the customer, we recognize revenue after the customer has acknowledged and accepted delivery of the software. The software manufacturer is responsible for providing software maintenance. Accordingly, revenue from maintenance contracts is recognized upon delivery or acceptance, as we have no future obligation to provide the maintenance services and no right of return exists.
     We incur shipping and handling costs, which are recorded in cost of revenues.
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

Goodwill and Other Intangible Assets
     In accordance with FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), we regularly assess the continuing value of goodwill to measure for possible impairment. Goodwill represents the unamortized excess of the cost of acquiring subsidiary companies over the fair values of such companies’ net tangible assets and other identifiable intangible assets at the date of acquisition.
     As a result of the events described in Note 3 “Management Change, Restructuring and Operations,” the changes in management of the Company and the significant decrease in our public market capitalization, we determined a triggering event had occurred under SFAS No. 142 in the third quarter of fiscal 2006. As a result, we re-assessed the recoverability of goodwill carried on our financial statements and determined our goodwill and other intangible assets were fully impaired. Consequently, we recognized an impairment loss of approximately $4,485,657 in the third quarter of fiscal 2006 in order to write down the carrying value of our goodwill to the estimated fair value. The fair value of our single reporting unit was estimated after considering our market capitalization and other market-based valuation approaches, in addition to analyzing the expected present value of future cash flows. Other intangibles related to the Asgard acquisition were being amortized on a straight-line basis using a three-year life.
Equity-Based Compensation
     We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) on November 1, 2005. Issued in December 2004 by the FASB, SFAS No. 123R requires that the fair value compensation cost relating to share-based payment transactions be recognized in financial statements. Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the employee’s requisite service period. The fair value of the stock options and employee stock purchase plan (“ESPP”) awards was estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections in adopting and implementing SFAS No. 123R, including expected stock price volatility and the estimated life of each award. The fair value of equity-based awards is amortized over the vesting period of the award and we have elected to use the straight-line method for amortizing its stock option and ESPP awards. We adopted the modified prospective transition method as provided by SFAS No. 123R and compensation costs for all awards granted after the date of adoption and the unvested portion of previously granted awards outstanding are measured at their estimated fair value. Prior to November 1, 2005, we accounted for employee stock option grants using the intrinsic method in accordance with Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” and accordingly associated compensation expense, if any, was measured as the excess of the underlying stock price over the exercise price on the date of grant. We also complied with the disclosure option of FASB Statement of Financial Accounting Standards No. 123 “Accounting for Stock Based Compensation”, and FASB Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure” and made pro forma footnote disclosures. Pro forma net income and pro forma net income per share disclosed in the footnotes to our consolidated financial statements were estimated using a Black-Scholes option valuation model.
Income Taxes
     We recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of certain assets and liabilities. A valuation allowance is established, as necessary, to reduce deferred income tax assets an amount expected to be realized in future periods. We determine our valuation allowance pursuant to the provisions of FASB Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which requires us to weigh all positive and negative evidence including past operating results and forecasts of future taxable income. During the second quarter of fiscal 2006, we adjusted our valuation allowance to fully reserve for all deferred tax assets, which caused us to recognize income tax expense of $400,000. In assessing the amount of the valuation allowance as of October 31, 2006, we considered, in particular, our forecasted taxable income for the upcoming fiscal year, current backlog of orders, including those recently received, and other significant opportunities currently in our sales and marketing pipeline with a high probability of generating revenues. Based upon this review, we have continued to fully reserve for all deferred tax assets as of October 31, 2006.

Inventory
     Inventory consists of materials and components used in the assembly of our products or maintained to support maintenance and warranty obligations and are stated at the lower of cost or market using actual costs on a first-in, first-out basis. We maintain a perpetual inventory system and continuously record the quantity on-hand and actual cost for each product, including purchased components, subassemblies and finished goods. We maintain the integrity of perpetual inventory records through periodic physical counts of quantities on hand. Finished goods are reported as inventory until the point of title transfer to the customer. Generally, title transfer is documented in the terms of sale. When the terms of sale do not specify, we assume title transfers when it completes physical transfer of the products to the freight carrier unless other customer practices prevail.
     We periodically evaluate our inventory obsolescence reserve to ensure inventory is recorded at its net realizable value. Our policy is to assess the valuation of all inventories, including manufacturing raw materials, work-in-process, finished goods and spare parts in each reporting period. A reserve is maintained for obsolete or excess inventory based upon management’s estimated usage requirements for the next 6 or 12 months and the length of time a particular part or component has been on hand in our inventories. Inherent in these estimates are our forecasts related to our future manufacturing schedules, customer demand, technological and/or market obsolescence and possible alternative uses. If future customer demand or market conditions are less favorable than our projections, additional inventory write-downs may be required, and would be reflected in cost of sales in the period the revision is made.
Warranty
     Typically, the sale of our specialized servers includes providing parts and service warranty to customers as part of the overall price of the system. We offer warranties for our systems that typically cover a period of one to three years that commences upon shipment of the system to the customer. When appropriate, we record a reserve for estimated warranty expenses to cost of sales for each system upon revenue recognition. The amount recorded is based on an analysis of historical activity. All actual parts and labor costs incurred in subsequent periods are charged to the established reserves.
     Actual warranty expenses are incurred on a system-by-system basis, and may differ from our original estimates. While the Company periodically monitors the performance and cost of warranty activities, if actual costs incurred are different than its estimates, we may recognize adjustments to the reserve in the period in which those differences arise or are identified.
     In addition to the provision of standard warranties, we offer customer-paid extended warranty services. Revenues for extended maintenance and warranty services with a fixed payment amount are recognized on a straight-line basis over the term of the contract.
Segment Reporting
     FASB Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by our chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. SFAS No. 131 also establishes a quantitative threshold, whereby an enterprise should report separately information about an operating segment if its reported revenue is 10 percent or more of the combined revenue of all reported operating segments. Our Company is organized on the basis of products and services. However, we do not evaluate the performance of our operating components and units based on earnings. Our chief operating decision maker is our Chief Executive Officer. While the Chief Executive Officer is apprised of a variety of financial metrics and information, the Chief Executive Officer makes decisions regarding how to allocate resources and assess performance based on a single operating unit.

Recently Issued Accounting Pronouncements
     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 applies to all voluntary changes in accounting principle and requires retrospective application (a term defined by the statement) to prior periods’ financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will adopt SFAS No. 154 as of the beginning of fiscal 2007, and we do not expect that the adoption of SFAS No. 154 will have a material impact on our financial condition or results of operations.
     In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109. This pronouncement recommends a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in the Company’s tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for our first fiscal quarter of fiscal 2008. We are in the process of evaluating the effect, if any, the adoption of FIN 48 will have on our financial statements.
     In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which addresses how uncorrected errors in previous years should be considered when quantifying errors in current-year financial statements. SAB 108 requires registrants to consider the effect of all carry over and reversing effects of prior-year misstatements when quantifying errors in current-year financial statements. SAB 108 allows registrants to record the effects of adopting the guidance as a cumulative-effect adjustment to retained earnings. We will adopt SAB 108 as of the beginning of fiscal 2007 and do not expect that the adoption of SAB 108 will have a material impact on our financial condition or results of operations.
Results of Operations
     The following table sets forth certain income and expense items of SteelCloud for the fiscal years ended October 31, 2002, 2003, 2004, 2005 and 2006, as a percentage of net revenues.
     (*) The consolidated statement of operations data set forth below with respect to the fiscal years ended October 31, 2002, 2003 does not reflect the maintenance and support agreement net revenue reclassification as described in Note 2 “Reclassification” of “Notes to Consolidated Financial Statements” in this Form 10-K as the effect in those periods was not material.

	2002 *	2003*	2004	2005	2006

Net revenues	100.00%	100.00%	100.00%	100.00%	100.00%
Costs of revenues	76.01%	79.76%	77.05%	75.06%	79.43%
Gross profit	23.99%	20.24%	22.95%	24.94%	20.57%
Selling, general and administrative, research and development, and amortization	22.23%	19.13%	31.81%	25.46%	37.89%
Impairment of goodwill and other intangibles	—	—	—	—	18.52%
Severance and restructuring costs	—	—	—	—	3.47%
Income (loss) from operations	1.76%	1.11%	(8.87)%	(0.52)%	(39.31)%
Other (expense) income	(0.76)%	(0.01)%	(0.52)%	0.14%	(0.50)%
Gain from change in warrant liability	—	—	6.1%	—	—
Income (loss) before income taxes	1.00%	1.10%	(3.28)%	(0.38)%	(39.81)%
(Benefit from) provision for income taxes	(0.96)%	—	—	—	1.65%
(Loss) income from discontinued operations	(5.78)%	(0.44)%	—	—	—
Net (loss) income to common stockholders	(3.82)%	0.67%	(3.28)%	(0.38)%	(41.46)%

Fiscal Year Ended October 31, 2006 Compared to Fiscal Year Ended October 31, 2005
Net Revenue Discussion:
     The following table summarizes SteelCloud’s net revenue for the fiscal years ended October 31, 2005 and 2006 in dollars and as a percentage of net revenues.

	Fiscal Year Ended October 31,
	2005		2006		Increase (decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage

Products	$31,401,348	90.95%	$21,615,038	89.26%	$(9,786,310)	(31.17)%
Services	3,123,790	9.05%	2,600,873	10.74%	(522,917)	(16.74)%

Total net revenues	$34,525,138	100.00%	$24,215,911	100.00%	$(10,309,227)	(29.86)%
     The decrease in product revenue is primarily attributable to the completion of several significant contracts with one federal integrator during fiscal year 2005 and the lack of comparable orders or contracts in fiscal 2006. The Company recognized revenue of approximately $7.6 million associated with this integrator for the twelve month period ended October 31, 2006 compared to approximately $18.2 million during the same period in fiscal year 2005. Partially offsetting the decrease was higher demand for ISV products generated by new and existing customers throughout 2006 and an increase in third party software solution products, where we act as a reseller, as a result of the Company engaging new channel partners during the first half of fiscal 2006. Although third-party software solution product revenue increased in fiscal year 2006 compared to fiscal year 2005, the Company has begun to transition away from the third-party solution business, which typically carry lower margins, and focus on the federal integrator and ISV businesses, the Company’s core business. As a result, the Company expects total revenue to decrease during the first half of fiscal 2007 as revenues associated with the lower margin, third-party software sales continue to decrease. The Company has begun to focus on improving its ISV and integrator revenues but does not anticipate total net revenue to increase until late fiscal 2007 due to the long sales cycles associated with these markets.
     The decrease in service revenue is primarily the result of the completion of certain long-term contracts in fiscal 2005 coupled with a lack of new service contracts in fiscal 2006 to replace this revenue. During fiscal 2006, the Company expected certain revenue levels from its partnerships that never materialized. Consequently, the Company has determined to serve this market directly rather than through its strategic partners. In addition, service revenue associated with the acquisition of Asgard, decreased to approximately $71,000 in fiscal year 2006 from $560,000 in fiscal year 2005 as a result of the Company closing the Florida office in fiscal year 2006.
Gross Margin Discussion:
     The following table summarizes SteelCloud’s gross margin for the fiscal years ended October 31, 2005 and 2006 in dollars, as a percentage of gross margin and as a percentage of net revenues.

	Fiscal Year Ended October 31,
	2005		2006		Increase (decrease)
		% of Net		% of Net
	Dollars	Margin	Dollars	Margin	Dollars	Percentage

Products	$7,604,624	88.31%	$4,437,702	89.09%	$(3,166,922)	(41.64)%
Products – GM%	24.22%		20.53%
Services	1,006,524	11.69%	543,408	10.91%	$(463,116)	(46.01)%
Services – GM%	32.22%		20.89%

Total gross margin	$8,611,148	100%	$4,981,110	100%	$(3,630,038)	(42.16)%
Total – GM%	24.94%		20.43%

     The decrease in product gross margin is primarily due to the completion of significant contracts in fiscal 2005. Gross margins on long-term contracts historically increase throughout the contract life cycle and are typically at their highest point near the end of the contract. Margins increase throughout the contract due to the incurrence of start up costs at contract initiation. In addition, the purchasing power for larger contracts enables the Company to reduce its materials costs throughout the contract. The decrease can also be attributed to the growth in third-party software solution product revenues during the first half of fiscal 2006, which traditionally have lower gross margins, compared to the same period in 2005. The Company also incurred costs of approximately $250,000 to write-down the inventoried costs of end of life products during fiscal year 2006. The Company announced these product life ends and does not anticipate additional write-downs relating to these products. Although the Company expects gross margins to increase as it transitions away from the low margin, third-party solution business, the Company expects gross margin as a percentage of net revenues to fluctuate from quarter to quarter as product lines expand, new products are brought to market, start up costs are incurred, and new discounts, incentives and rebates become available.
     The decrease in gross margin as a percentage of revenue is attributable to investments in technical consultant staff, the use of resources to develop the Company’s higher margin, project-based service offerings as well as the Company continuing to support partnership requirements by maintaining certified and available resources for immediate deployment for potential contracts. As previously mentioned, the Company’s expected service revenues from certain partnerships never materialized. The Company anticipates gross margin for services to increase in future quarters as a result of the Company’s restructuring efforts whereby the Company will sell services directly and better utilize its individual consultants available for contracts.
Operating Expense Discussion:
     The following table summarizes SteelCloud’s operating expenses for the fiscal years ended October 31, 2005 and 2006 in dollars and as a percentage of net revenues.

	Fiscal Year Ended October 31,
	2005		2006		Increase (decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage

Selling and marketing	$1,868,787	5.41%	$2,482,079	10.25%	$613,292	32.28%
General and administrative	5,806,432	16.82%	5,972,322	24.66%	165,890	2.86%
Research and product development	998,832	2.89%	634,449	2.62%	(364,383)	(36.48)%
Impairment of goodwill and other intangibles	—	—	4,485,657	18.52%	4,485,657	100.00%
Amortization of goodwill and other intangible assets	115,113	0.33%	86,335	0.36%	(28,778)	(25.00)%
Severance and restructuring costs	—	—	839,642	3.47%	839,642	100.00%

Total operating expenses	$8,789,164	25.46%	$14,500,484	59.88%	$5,711,320	64.98%
     The increase in selling and marketing expense is the result of deploying additional sales personnel in order to increase brand recognition and expand the Company’s customer base. For the first half of fiscal 2006, the Company made investments in areas outside the Company’s core business that did not return the expected results. During the second half of fiscal year 2006, the Company took steps to eliminate unsuccessful business activities, specifically the resale of certain third-party solutions, to focus and reinvest in the Company’s core business, the federal integrator and ISV markets. Although the Company anticipates selling and marketing expenses to increase as new products and services are introduced, the Company will continue to evaluate its costs relative to its revenues and gross margins.

     The increase in general and administrative expenses is primarily the result of approximately $200,000 of costs associated with the amendment and termination of the employment contract of the Company’s former President during fiscal year 2006. This increase was offset due to the Company’s cost cutting efforts that took place during the second half of fiscal year 2006. These cost reductions included curtailing expenses related to non-revenue generating activities, terminating non-essential employees, and instituting an across the board departmental expense reduction. Although the Company continues to manage its costs relative to its revenues and gross margins, additional resources will be required in order to invest in its core federal integrator and ISV business.
     The decrease in research and product development expense is the result of the Company’s restructuring activities, specifically the termination of the Audit Compliance System (ACS) project during fiscal year 2006. As mentioned in Note 9 “Commitments,” the Company closed its Florida office during fiscal year 2006 and transitioned all remaining research and development activities to its corporate office where the Company will continue to make investments in research and development to maintain and grow current products. The decrease is also attributable to certain product development resources being used for sales support activities during fiscal year 2006 compared to the same period in fiscal 2005. The Company believes that research and development expenses will fluctuate from quarter to quarter as new products are being developed and introduced into the marketplace.
     The impairment of goodwill charge during the third quarter of fiscal year 2006 was the result of the Company determining a triggering event had occurred under SFAS 142 as described in Note 7 “Goodwill and Other Intangible Assets.” As a result, management re-assessed the recoverability of goodwill carried on its financial statements and determined its goodwill and other intangible assets were fully impaired. Consequently, the Company recognized an impairment loss of approximately $4,485,657 in the third quarter of fiscal 2006 in order to write down the carrying value of its goodwill to its estimated fair value. As of October 31, 2006, the Company no longer has any goodwill or other intangible assets associated with acquisitions on its balance sheet.
     The severance and restructuring charge during fiscal year 2006 is the result of non recurring costs associated with the closing of its Florida office in the amount of $170,000, as described in Note 3 “Management Change, Restructuring and Operations,” severance payments as a result of the Company’s restructuring in the amount of $40,000 and expenses associated with the separation agreement entered into with the Company’s former Chief Executive Officer (“CEO”), in the amount of $636,000. The separation agreement provided for the former CEO to resign as Chairman and member of the Company’s Board of Directors. Simultaneous with the resignation, the Company entered into a 23-month consulting arrangement whereby the former CEO will provide certain advisory services to the Company’s Board of Directors and management team during the transition. Under the terms of the agreement, the former CEO shall receive approximately $575,000 (23 months at his former base salary of $300,000 per annum). In addition, the Company will continue to provide health and dental coverage for the former CEO and his family, a leased car for his use and the transfer of a Company automobile in exchange for forgiveness of certain accounts payable that the Company owes to the former CEO and his family. The resignation was made in response to the results of an investigation by the Audit Committee of the Board relating to matters associated with the attempted exercise of certain employee stock options owned by the former CEO. The matter was discovered through the operation of the Company’s internal controls and procedures and did not result in any direct financial loss or have any direct effect on the Company’s financial statements. The Company’s former CEO has denied any wrongdoing in connection with this matter.
Other Income (Expense) Discussion:
     The following table summarizes SteelCloud’s other income (expense) for the fiscal years ended October 31, 2005 and 2006 in dollars and as a percentage of net revenues.

	Fiscal Year Ended October 31,
	2005		2006		Increase (decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage

Interest income net	$48,362	0.14%	$53,583	0.22%	$5,221	10.80%
Other (expense), net	—	—	(174,361)	(0.72)%	(174,361)	(100.00)%

Total other income (expense)	$48,362	0.14%	$(120,778)	(0.50)%	$(169,140)	149.74%

     The increase in interest income, net, is the result of the Company’s interest income for fiscal year 2006 was higher than the comparable period in fiscal year 2005 due to increases in interest rates as well as a decrease in interest expense during fiscal year 2006 as compared to fiscal year 2005. The increase in other expense, net, is primarily the result of non-recurring legal and professional services fees resulting from the investigation of an attempted exercise of certain employee stock options incurred in fiscal year 2006, as described in Note 3 “Management Changes, Restructuring and Operations.”
Net (Loss) Discussion:
     The following table summarizes SteelCloud’s net (loss) for the fiscal years ended October 31, 2005 and 2006 in dollars and as a percentage of net revenues.

	Fiscal Year Ended October 31,
	2005		2006		Increase (decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage

Net (loss)	$(129,654)	0.38%	$(10,040,153)	41.46%	$(9,910,499)	7,643.81%
     The net loss increase is attributable to the Company’s increased deliveries of product associated with significant contract awards during fiscal year 2005. In addition, the Company incurred significant, one-time, non-recurring expenses during fiscal year 2006. These expenses included $4,485,657 of charges incurred to write down the Company’s goodwill and other intangible assets to their fair value, $839,642 in severance and restructuring charges, $174,361 of non-recurring legal and professional services fees, $200,000 in costs associated with the termination of an employment contract with the former President who resigned in June 2006, $400,000 in income tax expense due to the adjustment of the tax valuation allowance and approximately $250,000 in expense for inventory obsolescence primarily associated with obsolete products.
Fiscal Year Ended October 31, 2005 Compared to Fiscal Year Ended October 31, 2004
Net Revenue Discussion:
     The following table summarizes SteelCloud’s net revenue for the fiscal years ended October 31, 2004 and 2005 in dollars and as a percentage of net revenues.

	Fiscal Year Ended October 31,
	2004		2005		Increase (decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage

Products	$22,886,921	85.08%	$31,401,348	90.95%	$8,514,427	37.20%
Services	4,013,333	14.92%	3,123,790	9.05%	(889,543)	(22.16)%

Total net revenues	$26,900,254	100%	$34,525,138	100%	$7,624,884	28.35%
     The net revenue increase is primarily attributable to deliveries associated with several significant contracts with a federal integrator during fiscal year 2005. These contracts, valued at approximately $22.0 million, generated revenue of approximately $15.1 million during fiscal year 2005. These deliveries resulted in a total increase in integrator product revenues of approximately $6.0 million in fiscal year 2005 as compared to fiscal year 2004. Higher demand caused an increase in ISV product sales by approximately $1.5 million during fiscal year 2005 as compared to fiscal 2004. The Company has been engaging new channel partners in an effort to enhance and diversify its product offerings and expand its revenue base. As a result, solution product revenues increased by $1.0 million in fiscal year 2005 from fiscal year 2004.

     The decrease in service revenues is primarily the result of the changes in the Company’s channel partner relationships, a key driver of services revenues. In addition, investments in training and technical consulting staff were made in order to position the Company to enter new market segments and provide future growth opportunities. As such, revenue activities have been impacted as time and resources have been required to cultivate these new relationships and develop these additional service capabilities. Service revenue associated with the acquisition of Asgard increased to approximately $560,000 in fiscal year 2005 from $375,000 in fiscal year 2004. No revenues associated with the Asgard acquisition were recognized in the first quarter of fiscal year 2004.
Gross Margin Discussion:
     The following table summarizes SteelCloud’s gross margin for the fiscal years ended October 31, 2004 and 2005 in dollars, as a percentage of gross margin and as a percentage of net revenues.

	Fiscal Year Ended October 31,
	2004		2005		Increase (decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage

Products	$4,649,488	—	$7,604,624	—	$2,955,136	63.56%
Products – GM%	20.32%		24.22%
Services	1,523,236	—	1,006,524	—	(516,712)	(33.92)%
Services – GM%	37.95%		32.22%

Total gross margin	$6,172,724	—	$8,611,148	—	$2,438,424	39.50%
Total – GM%	22.95%		24.94%
     The increase in product gross margin, as a percentage of net revenues, is primarily due to lower product costs realized with the shipment of significant product backlog, as the Company utilized its cash on hand and purchasing power to take advantage of product discounts, incentives, and rebates available in the marketplace. In addition, start up costs associated with the Company’s contracts from fiscal year 2004 were primarily incurred during the initial delivery phase. The Company’s anticipated gross margins have increased since these initial deliveries. The Company expects gross margin as a percentage of net revenues to fluctuate from quarter to quarter as product lines expand, new products are brought to market, start up costs are incurred and new discounts, incentives and rebates become available.
     The gross margin decrease for services, as a percentage of net revenues, is the result of lower service revenue associated with the channel products during fiscal year 2005 as compared to fiscal year 2004. The decrease is also attributable to the Company’s transition of its services group from focusing on general information technology to specializing in security services. Accordingly, this specialization requires high-end channel resources, significant training of these resources, pre-sales support, and performing non-billable engagements to gain qualifications, all of which has had a direct impact on gross margin. As the Company deploys its new service offerings, it anticipates margin growth.

Operating Expense Discussion:
     The following table summarizes SteelCloud’s operating expenses for the fiscal years ended October 31, 2004 and 2005 in dollars and as a percentage of net revenues.

	Fiscal Year Ended October 31,
	2004		2005		Increase (decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage

Selling and marketing	$2,141,495	7.96%	$1,868,787	5.41%	$(272,708)	(12.73)%
General and administrative	5,711,218	21.23%	5,806,432	16.82%	95,214	1.67%
Research and product development	604,667	2.25%	998,832	2.89%	394,165	65.19%
Amortization of goodwill and other intangible assets	100,710	0.37%	115,113	0.33%	14,403	14.30%

Total operating expenses	$8,558,090	31.81%	$8,789,164	25.45%	$231,074	2.70%
     The decrease in selling and marketing expense is attributable to the sales and marketing efforts associated with new server appliance relationships in 2004 not generating the business results anticipated. As a result, the Company realigned its resources during fiscal 2005 to better support its more successful product lines and bring new products to market. The Company anticipates selling and marketing expenses to increase as the Company continues to support its new products and services.
     The general and administrative expense increase is attributable to the Company completing its move to its new facilities and incurring non-recurring moving expenses of approximately $150,000 as well as additional rent and depreciation expenses associated with the Company’s new facilities during fiscal year 2005. This increase was offset by a reduction in the Company’s professional service expense in fiscal year 2005. The decrease in general and administrative expenses as a percentage of net revenues was a result of the significant revenue growth in 2005. Although the Company continues to manage its costs relative to its revenues and gross margins, additional resources will be required in order to support its new product lines.
     The increase in research and product development is primarily the result of the Company intensifying its research and product development work in an effort to release new proprietary products in early fiscal year 2006. On May 3, 2005, the Company announced one of its new products, SteelCloud Audit Compliance System (ACS), which was expected to be available for customer deliveries in the Company’s in fiscal year 2006. The Audit Compliance product incorporates patent-pending SteelCloud intellectual property. The Company also collaborated with Intel Corporation to create a line of SteelCloud-branded servers based upon blade technology, which was released in July 2005. During 2005, SteelCloud also invested in developing proprietary software for its server appliance products. These software utilities simplify the installation, management, and support of a SteelCloud server appliance. The Company expects to continue to incur additional research and product development costs in future quarters as new products are brought to market.
Other Income (Expense) Discussion:
     The following table summarizes SteelCloud’s other income (expense) for the fiscal years ended October 31, 2004 and 2005 in dollars and as a percentage of net revenues.

	Fiscal Year Ended October 31,
	2004		2005		Increase (decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage

Interest income net	$30,531	0.11%	$48,362	0.14%	$17,831	58.40%
Gain from change in warranty liability	1,642,908	6.11%	—	—	(1,642,908)	(100.00)%
Other (expense), net	(169,013)	(0.63)%	—	—	169,013	(100.00)%

Total other income, net	$1,504,426	5.59%	$48,362	0.14%	$(1,456,064)	(96.79)%

     The decrease in other income, net, including interest, is due to the terminated merger costs incurred in fiscal year 2004 of approximately $169,000 associated with the Company’s attempted acquisition of V-One. In addition, the Company recognized $1,642,908 of income to reflect the change in the value of warrants which were classified as a liability in fiscal 2004 but were reclassified to equity in 2005. There was not a material change in the value of the warrants in fiscal 2005 prior to the reclassification.
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
Net (Loss) Discussion:
     The following table summarizes SteelCloud’s net (loss) for the fiscal years ended October 31, 2004 and 2005 in dollars and as a percentage of net revenues.

	Fiscal Year Ended October 31,
	2004		2005		Increase (decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage

Net (loss)	$(880,940)	3.27%	$(129,654)	0.38%	$751,286	(85.28)%
     The net loss decrease is attributable to the Company’s increased deliveries of products associated with significant contract awards. The Company has also realigned its resources and streamlined operating costs to better position itself in its significant markets. As of October 31, 2005, the Company had approximately $37.1 million in net operating loss carryforwards, which expire between 2012 and 2025. As of October 31, 2005, the Company has recorded a valuation allowance of approximately $14.2 million against the total deferred tax asset of $14.6 million. The portion of the valuation allowance for which subsequently recognized benefits will increase stockholders’ equity was $0.8 million. In evaluating the recoverability of its deferred tax assets, the Company considered projected near-term earnings based on its backlog, customer relationships and operating environment.
Liquidity and Capital Resources
     The Company’s primary source of working capital is cash flow from its operations. The use and availability of the Company’s cash is affected by the timing, pricing, and magnitude of orders for its products, and the timing of cash outflows relating to these orders.
     As of October 31, 2006, the Company had cash and cash equivalents of approximately $3.7 million and working capital of approximately $5.1 million. The Company believes cash on hand together with cash generated from operations will provide sufficient financial resources to finance current operations of the Company through fiscal 2007.
     In fiscal 2006, the Company used $2.9 million in cash flow from operating activities. The Company’s primary use of cash was to finance operating losses and reduce our accounts payable balance by approximately $830,000. A decrease in accounts receivable and an increase in accrued expenses generated $1.9 million and approximately $328,000 of cash, respectively.
     In fiscal year 2006, the Company invested approximately $175,000 in property and equipment.
     The Company generated approximately $55,000 in cash flow from financing activities. The exercise of employee stock options generated approximately $146,000 in cash. In addition, the Company reduced its notes payable balance by approximately $90,000.
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
     The Company has short-term obligations under its operating lease and employment agreement commitments of approximately $564,000 and $499,000, respectively, for fiscal year 2006.

     From time to time, the Company may pursue strategic acquisitions or mergers, which may require significant additional capital. In such event, the Company may seek additional financing of debt and/or equity.
     During fiscal year 2006, the Company developed a new vision and strategy predicated upon returning the Company to profitability. Accordingly, the Company began focusing on its key strengths as an engineering and manufacturing integrator specializing in network centric and embedded computing solutions for the federal marketplace and Independent Software Vendors (“ISV”). The enhanced focus on the Company’s chosen markets, coupled with cost reductions, will allow the Company to manage its costs of operations in relation to its revenues. Management believes cash and cash equivalents on hand as of October 31, 2006 will be sufficient to fund its operations through fiscal 2007.
Off-Balance Sheet Arrangements
Contractual Obligations and Commercial Commitments
     The Company has significant contractual obligations for fiscal year 2006 and beyond for its operating leases. In April 2005, the Company moved its headquarters and operations facilities. The total obligation for the new leases, expiring in August 2009 and August 2014, is approximately $44,000 a month. Future rental payments under operating lease agreements are presented below. The Company does not have any purchase obligations, capital lease obligations or any material commitments for capital expenditures. The Company has not engaged in off-balance sheet financing, commodity contract trading or significant related party transactions. As discussed in Note 3 “Management Change, Restructuring and Operations,” the Company terminated the Fort Lauderdale office operating lease in July 2006 and, consequently, reduced future operating lease obligations by approximately $140,000.
Contractual Obligations

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating lease	$2,903,776	564,196	1,039,457	537,982	762,141
Employment agreements	894,375	498,542	395,833	—	—

Total	$3,798,151	$1,062,738	$1,435,290	$537,982	$762,141

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company is exposed to market risk related to fluctuations in interest rates on its debt. Increase in prevailing interest rates could increase the Company’s interest payment obligations relating to variable rate debt. For example, a 100 basis point increase in interest rates could increase annual interest expense by $35,000.
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

PART III
     The Notice and Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, which is incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G (3) of Form 10-K, will provide the information required under Part III, including Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions and Director Independence) and Item 14 (Principle Accounting Fees and Services), which will be filed within 120 days after the end of the fiscal year covered by this Form 10-K.
ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES
(a) 1. Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of October 31, 2005 and 2006	F-2
Consolidated Statements of Operations for the three years ended October 31, 2006	F-3
Consolidated Statements of Stockholders’ Equity for the three years ended October 31, 2006	F-4
Consolidated Statements of Cash Flows for the three years ended October 31, 2006	F-5
Notes to Consolidated Financial Statements	F-6

(a) 2. Index to Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts	32

Schedules, other than those listed above, have been omitted since they are not applicable or the information is included elsewhere herein.

(a) 3. The exhibits which are filed with this report or which are incorporated by reference are set forth in the exhibit index hereto.

Exhibit
Number	Description
**3.1	Articles of Incorporation of the Company, dated February 25, 1998, and effective as of February 26, 1998. (Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1, Amendment No. 1, dated April 23, 1998 (File No. 333-47631) and hereby incorporated by reference).

**3.2	By-laws of the Company, effective as of March 5, 1998. (Filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1, Amendment No. 2, dated April 23, 1998 (File No. 333-47631) and hereby incorporated by reference).

**4.1	Specimen common stock certificate for the Company. (Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1, Amendment No. 2, dated April 23, 1998 (File No. 333-47631) and hereby incorporated by reference).

**10.8	Employment Agreement by and between Dunn and Thomas P. Dunne (Filed as Exhibit 99.2 to Dunn’s Registration Statement on Form SB-2, Amendment 2, dated April 4, 1997 (File No. 333-19635) and hereby incorporated by reference).

**10.11	1997 Stock Option Plan, as amended. (Filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1, Amendment No. 2, dated April 23, 1998 (File No. 333-47631) and hereby incorporated by reference).

**10.13	Agreement, dated May 5, 1997, by and between International Data Products, Corp. and the U.S. Air Force, the Desktop V Contract. (Filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1, Amendment No. 2, dated April 23, 1998 (File No. 333-47631) and hereby incorporated by reference).

**10.22	Employee Stock Purchase Plan. (Filed as Exhibit 10.22 to the Company’s 10-K, dated February 16, 1999 and hereby incorporated by reference).

**10.33	Employment Agreement by and between SteelCloud, Inc. and Brian Hajost, dated June 8, 2004. (Filed as Exhibit 10.33 to the Company’s 10-K, dated January 26, 2005 and hereby incorporated by reference).

Exhibit
Number	Description
**10.35	Sublease by and between SteelCloud and NEC America Inc., dated September 28, 2004. (Filed as Exhibit 10.35 to the Company’s 10-K, dated January 26, 2005 and hereby incorporated by reference).

**10.36	Revised Rent Commencement Date Agreement, dated March 16, 2005 between OTR and the Company (Filed as Exhibit 10.36 to the Company’s 10-K, dated January 30, 2006 (File No. 000-24015) and hereby incorporated by reference).

**10.37	Standard Industrial Gross Lease, dated November 4, 2004 between OTR and the Company and Lease Amendment #1, dated March 28, 2005 (Filed as Exhibit 10.37 to the Company’s 10-K, dated January 30, 2006 (File No. 000-24015) and hereby incorporated by reference).

**10.38	Loan Agreement, dated January 22, 2004, by and between Steelcloud, Inc. and Wachovia Bank, National Association and Promissory Note issued by SteelCloud, Inc. on March 21, 2005 to Wachovia Bank, National Association (Filed as Exhibit 10.36 to the Company’s 10-K, dated January 30, 2006 (File No. 000-24015) and hereby incorporated by reference).

**10.39	Employment Agreement by and between SteelCloud, Inc. and Clifton W. Sink (Filed as Exhibit 10.1 to the Company’s 8-K, dated June 8, 2006 (File No. 000-24015) and hereby incorporated by reference).

**10.40	Separation Agreement by and between SteelCloud, Inc. and Thomas P. Dunne (Filed as Exhibit 10.1 to the Company’s 8-K, dated June 19, 2006 (File No. 000-24015) and hereby incorporated by reference).

**10.41	Employment Agreement by and between SteelCloud, Inc. and Robert Richmond (Filed as Exhibit 10.1 to the Company’s 8-K, dated September 21, 2006 (File No. 000-24015) and hereby incorporated by reference).

*10.42	Amendment, dated April 19, 2006, to Employment Agreement by and between SteelCloud, Inc. and Brian Hajost, dated June 8, 2004, originally filed as Exhibit 10.33 to the Company’s 10-K, dated January 26, 2005.

*21.1	List of Subsidiaries.

*23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Operating Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.3	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

*32.3	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

*	Filed herewith

**	Previously filed.

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
STEELCLOUD, INC.

		Additions
	Balance at	Charged to	Charged to			Balance
	Beginning of	Costs and	Other			at End of
Classification	Year	Expenses	Accounts	Deductions		Year
Allowance for doubtful accounts:
Year ended October 31, 2004	$293,000	$83,000	$—	$290,000	(1)	$86,000
Year ended October 31, 2005	$86,000	$14,000	$—	$74,000	(1)	$26,000
Year ended October 31, 2006	$26,000	$67,000	$—	$20,000	(1)	$73,000

Warranty reserve:
Year ended October 31, 2004	$403,000	$—	$—	$83,000	(2)	$320,000
Year ended October 31, 2005	$320,000	$92,000	$—	$197,000	(2)	$215,000
Year ended October 31, 2006	$215,000	$163,000	$—	$234,000	(2)	$144,000

Deferred tax valuation allowance:
Year ended October 31, 2004	$12,986,430	$1,110,559	$—	$—		$14,096,989
Year ended October 31, 2005	$14,096,989	$133,795	$—	$—		$14,230,784
Year ended October 31, 2006	$14,230,784	$3,356,184	$—	$—		$17,586,968

(1)	Write-offs of specific customer accounts.

(2)	Adjustment of reserve for actual expenses incurred.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SteelCloud, Inc.

	By:	/s/ Clifton W. Sink

Date: January 23, 2007		Clifton W. Sink
Chief Executive Officer
     Pursuant to and in accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Clifton W. Sink Clifton W. Sink	Chief Executive Officer and President	January 23, 2007

/s/ Robert Richmond Robert Richmond	Chief Operating Officer	January 23, 2007

/s/ Kevin Murphy Kevin Murphy	Chief Financial Officer	January 23, 2007

/s/ VADM E.A. Burkhalter VADM E. A. Burkhalter USN (Ret.)	Director	January 23, 2007

/s/ James Bruno James Bruno	Director	January 23, 2007

/s/ Jay Kaplowitz Jay Kaplowitz	Director	January 23, 2007

/s/ Benjamin Krieger Benjamin Krieger	Director	January 23, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
SteelCloud, Inc.
     We have audited the accompanying consolidated balance sheets of SteelCloud, Inc. as of October 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SteelCloud, Inc. as of October 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2006 in conformity with accounting principles generally accepted in the United States of America.
     As discussed in Note 4 to the Notes to Consolidated Financial Statements, the Company adopted SFAS No. 123R, “Shared-Based Payment,” effective November 1, 2005.
/s/ Grant Thornton LLP
McLean, VA
January 5, 2007

STEELCLOUD, INC.
CONSOLIDATED BALANCE SHEETS

	OCTOBER 31,
	2005	2006
ASSETS
Current assets:
Cash and cash equivalents	$6,657,367	$3,655,163
Accounts receivable, net of allowance for doubtful accounts of $26,000 and $73,000 as of October 31, 2005 and 2006, respectively	5,777,154	3,840,583
Inventory, net	1,218,596	1,144,820
Prepaid expenses and other current assets	264,968	206,287
Deferred contract costs	94,549	217,494
Total current assets	14,012,634	9,064,347
Property and equipment, net	1,255,666	1,039,752
Equipment on lease, net	698,285	441,866
Goodwill and other intangible assets, net	4,571,992	—
Deferred tax asset	400,000	—
Other assets	114,060	57,092

Total assets	$21,052,637	$10,603,057

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,467,028	$2,639,346
Accrued expenses	982,149	1,139,373
Notes payable, current portion	70,952	14,629
Unearned revenue	310,940	200,813

Total current liabilities	4,831,069	3,994,161
Notes payable, long-term portion	63,088	28,991
Other	161,166	367,741

Total long-term liabilities	224,254	396,732
Stockholders’ equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized, 0 and 0 shares issued and outstanding at October 31, 2005 and 2006, respectively	—	—
Common stock, $.001 par value; 50,000,000 shares authorized, 14,449,271 and 14,662,176 shares issued at October 31, 2005 and 2006, respectively	14,449	14,662
Additional paid-in capital	49,579,868	49,834,658
Treasury stock, 400,000 shares at October 31, 2005 and 2006, respectively	(3,432,500)	(3,432,500)
Accumulated deficit	(30,164,503)	(40,204,656)

Total stockholders’ equity	15,997,314	6,212,164

Total liabilities and stockholders’ equity	$21,052,637	$10,603,057

See accompanying notes.

STEELCLOUD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED OCTOBER 31,
	2004	2005	2006
Products	$22,886,921	$31,401,348	$21,615,038
Services	4,013,333	3,123,790	2,600,873

Net revenues	26,900,254	34,525,138	24,215,911

Products	18,237,433	23,796,724	17,177,336
Services	2,490,097	2,117,266	2,057,465

Costs of revenues	20,727,530	25,913,990	19,234,801

Gross profit	6,172,724	8,611,148	4,981,110

Selling and marketing	2,141,495	1,868,787	2,482,079
General and administrative	5,711,218	5,806,432	5,972,323
Research and product development	604,667	998,832	634,449
Impairment of goodwill and other intangible assets	—	—	4,485,657
Amortization of intangible assets	100,710	115,113	86,335
Severance and restructuring	—	—	839,642

(Loss) from operations	(2,385,366)	(178,016)	(9,519,375)
Other income (expense):
Interest income	55,005	61,241	56,586
Interest expense	(24,474)	(12,879)	(3,003)
Gain from change in warranty liability	1,642,908	—	—
Other, net	(169,013)	—	(174,361)

(Loss) from operations	(880,940)	(129,654)	(9,640,153)
(Provision for) income tax	—	—	(400,000)
Net (loss) available to common stockholders	$(880,940)	$(129,654)	$(10,040,153)

(Loss) per share, basic and diluted:
Net (loss) per share	$(0.07)	$(0.01)	$(0.71)

See accompanying notes.

STEELCLOUD, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Additional
	Preferred Stock		Common Stock		Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance at October 31, 2004	—	—	14,213,514	$14,214	$48,742,335	$(3,432,500)	$(30,034,849)	$15,289,200

Issuance of common stock in connection with exercise of employee incentive stock option plan	—	—	176,375	176	179,333	—	—	179,509

Issuance of common stock in connection with employee stock purchase plan	—	—	59,382	59	108,990	—	—	109,049

Reclassification of liability associated with warrants to equity	—	—	—	—	549,210	—	—	549,210

Net (loss)	—	—	—	—	—	—	(129,654)	(129,654)

Balance at October 31, 2005	—	—	14,449,271	$14,449	$49,579,868	$(3,432,500)	$(30,164,503)	$15,997,314

Issuance of common stock in connection with exercise of employee incentive stock option plan	—	—	165,000	165	98,897	—	—	99,062

Issuance of common stock in connection with employee stock purchase plan	—	—	47,905	48	46,501	—	—	46,549

Stock compensation expense	—	—	—	—	109,392	—	—	109,392

Net (loss)	—	—	—	—	—	—	(10,040,153)	(10,040,153)

Balance at October 31, 2006	—	—	14,662,176	$14,662	$49,834,658	$(3,432,500)	$(40,204,656)	$6,212,164

See accompanying notes.

STEELCLOUD, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED OCTOBER 31,
	2004	2005	2006
Operating activities
Net (loss)	$(880,940)	$(129,654)	$(10,040,153)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Stock based compensation	—	—	109,391
Impairment of goodwill and other intangibles	—	—	4,485,657
Deferred tax asset valuation	—	—	400,000
Depreciation and amortization of property and equipment	486,974	803,680	647,641
Amortization of other intangibles	100,710	115,113	86,335
Gain from derivative/warrants	(1,642,908)	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	(4,200,221)	3,755,616	1,936,571
Inventory	(748,741)	2,411,089	73,776
Prepaid expenses and other assets	(52,706)	124,643	115,649
Deferred contract costs	(33,032)	(54,464)	(122,945)
Accounts payable	1,663,884	(1,399,051)	(827,682)
Accrued expenses	82,404	(314,649)	328,247
Unearned revenue	83,123	(65,546)	(74,575)

Net cash (used in) provided by operating activities	(5,141,453)	5,246,777	(2,882,088)

Investing activities
Purchase of property and equipment	(502,446)	(1,929,113)	(175,308)
Cash paid in acquisition	(725,854)	—	—

Net cash (used in) investing activities	(1,228,300)	(1,929,113)	(175,308)

Financing activities
Proceeds from issuance of common stock and warrants, net of expenses	718,714	—	—
Proceeds from exercise of common stock options	626,008	288,558	145,611
Proceeds (payments) on notes payable	35,751	(57,796)	(90,419)

Net cash provided by financing activities	1,380,473	230,762	55,192

Net (decrease) increase in cash and cash equivalents of operations	(4,989,280)	3,548,426	(3,002,204)
Cash and cash equivalents at beginning of year	8,098,221	3,108,941	6,657,367

Cash and cash equivalents at end of year	$3,108,941	$6,657,367	$3,655,163

Supplemental cash flow information
Interest paid	$24,473	$12,879	$5,781
Income taxes paid	—	—	—

Non-cash investing activities
Issuance of stock and debt assumption in purchase of Asgard assets	$(2,454,038)	$—	$—

Non-cash investing activities	$(2,454,038)	$—	$—

See accompanying notes

STEELCLOUD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2004, 2005 AND 2006
1. Organization
     Founded in 1987, SteelCloud, Inc. (the “Company” or “SteelCloud”) is a leading engineering and manufacturing integrator specializing in network centric and embedded computing solutions for the federal marketplace and Independent Software Vendors (“ISV(s)”). The Company designs, manufactures and integrates specialized servers for federal market prime contractors (“federal integrators”) who use the specialized servers to deliver application software to their government clients.
     On May 15, 2001, the shareholders approved an amendment to the Company’s articles of incorporation to change the corporate name from Dunn Computer Corporation to SteelCloud, Inc.
     On February 17, 2004, to extend its network security offerings, the Company acquired the assets of Asgard Holding, LLC. As a result of the acquisition, management believes SteelCloud is better positioned to define and control proprietary product features and services from its own intellectual property. With this purchase, the Company has also acquired the technical knowledgebase and resources to design and develop proprietary products. On July 31, 2006, as part of its restructuring efforts described in Note 3 “Management Change, Restructuring and Operations”, the Company closed its Florida sales office and ceased all of its operations in Florida and subsequently terminated its lease for office space in Fort Lauderdale, Florida.
     The accompanying financial statements include the accounts of the Company and its subsidiaries, International Data Products Corporation (“IDP”), Puerto Rico Industrial Manufacturing Operations Acquisition Corporation (“PRIMO”), and STMS Corporation (“STMS”). PRIMO and STMS are inactive. All intercompany accounts and activity have been eliminated in the consolidation process.
2. Reclassification
     Beginning May 1, 2006, the Company began to recognize revenue associated with the resale of maintenance contracts on a net basis in accordance with Financial Accounting Standards Board (“FASB”) Emerging Issue Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”. For comparative purposes, product revenue and cost of goods sold on the consolidated statements of operations for fiscal year 2004, 2005, and the first two quarters of fiscal year 2006 have been reclassified to reflect the effect of recording the resale of maintenance contracts on a net basis in those prior periods. This reclassification had the following effect on reported revenues and cost of goods sold for fiscal periods specified below:

	Years ended October 31,
	2004	2005
Total revenue, as reported	$28,169,205	$36,474,657
Total revenue (resale of software maintenance and support contracts reported as net revenue)	$26,900,254	$34,525,138

Total cost of goods sold, as reported	$21,996,481	$27,863,509
Total cost of goods sold (resale of software maintenance and support contracts reported as net revenue)	$20,727,530	$25,913,990
     This reclassification had no effect on reported gross profit, net income (loss) or net earning (loss) per share in any of the periods indicated.
     Certain other prior period amounts have also been reclassified to conform to current period presentation.

STEELCLOUD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Management Change, Restructuring and Operations
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
     Mr. Dunne retired from the position of Chief Executive Officer (“CEO”) in June 2006. In June 2006, the Company and its former CEO entered into a separation agreement whereby, among other things, the former CEO resigned from the Board of Directors as Chairman and Board member. Per the terms of the separation agreement, the former CEO will provide certain consulting services to the Board of Directors and the Company’s management team during the transition phase on an as requested basis and agreed not to compete. The consulting arrangement and non-competition clause will be for a period of 23 months for which the former CEO will receive cash compensation of $575,000, payable over 46 semi-monthly installments (23 months). The cash compensation provided for in the agreement is the equivalent of 23 months salary of $300,000 per annum. The Company will provide the former CEO and his family medical and dental coverage for the 23 month term of the agreement. The Company will provide the former CEO continued use of a leased automobile and will transfer ownership of a Company automobile to the former CEO for forgiveness of certain accounts payable of approximately $6,000 owed to the former CEO and his family. The financial impact of the separation and consulting agreement was recorded as a charge to operations of approximately $636,000 in the Company’s fiscal 2006 third quarter. In addition, the Company incurred non-recurring professional fees of approximately $174,000 in connection with this matter in fiscal 2006.
     In June 2006, Clifton W. Sink was appointed SteelCloud President and Chief Executive Officer. At the same time, the Company announced the resignation of its former President, Brian Hajost. Mr. Hajost’s resignation was unrelated to the investigation previously discussed. In July 2006, the SteelCloud Board of Directors elected Vice Admiral E. A. Burkhalter, Jr. USN (Ret.) as Chairman of the Board. At the same time, Gregory Bedner, currently Chairman of the Board for Perot Systems Government Services, Inc., and Clifton Sink were both appointed to the Board of Directors. In July 2006, the new management team restructured its operations to better focus on its federal integrator and ISV businesses. The Company incurred approximately $210,000 of charges associated with this restructuring which included closing, and ceasing sales and marketing operations, in its Fort Lauderdale office in July 2006 and severance payments of $40,000 associated with the termination of non-essential personnel. The charges associated with the closure of the Fort Lauderdale office included approximately $82,000 of expense incurred to terminate the Company’s operating lease, $70,000 of expense to dispose of assets associated with its Florida operations, and approximately $18,000 of severance expense which was paid in August 2006. With the cessation of its Florida operations and impairment loss described in Note 7 “Goodwill and Other Intangibles,” the Company has disposed of all the assets acquired in the Asgard acquisition that occurred in February 2004.
     The above management changes have led to the Company developing a new vision and strategy predicated upon returning the Company to profitability. Fundamental to the strategy is focusing the Company on its key strengths as an engineering and manufacturing integrator specializing in network centric and embedded computing solutions for the federal marketplace and Independent Software Vendors (“ISV”). The enhanced focus on the Company’s chosen markets, coupled with cost reductions, allows the Company to manage its costs of operations in relation to its revenues. Management believes that existing cash and cash equivalents on hand as of October 31, 2006 will be sufficient to fund its operations through fiscal 2007.
4. Significant Accounting Policies
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

STEELCLOUD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Revenue Recognition
     The Company recognizes revenue in accordance with Security and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, corrected copy (“SAB 104”). Generally, SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable: and (4) collectibility is reasonably assured.
     Effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, the Company adopted Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). Issued in December 2002 by the Financial Accounting Standards Board (“FASB”), EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. This Issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. This Issue does not change otherwise applicable revenue recognition criteria. In the event the Company enters into a multiple element arrangement and there are undelivered elements as of the balance sheet date, the Company assesses whether the elements are separable and have determinable fair value in determining the amount of revenue to record.
     Beginning in May 1, 2006, the Company began to recognize revenue associated with the resale of maintenance contracts on a net basis in accordance with Emerging Issues Task Force Issue No 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”), and interpretations thereof. For comparative purposes, product revenue and cost of goods sold on the consolidated statements of operations for the fiscal years 2004 and 2005 and the first two quarters of 2006 have been reclassified to reflect the effect of recording the resale of maintenance contracts on a net basis in those prior periods.
     The Company derives its revenue from the following sources: product revenue, information technology support services, software license as a reseller and support revenue and software training and implementation revenue.
     For product sales where title transfers upon shipment and risk of loss transfers to the customer, the Company generally recognizes revenue at the time of shipment. For product sales where title and risk of loss transfers upon destination, the Company generally recognizes revenue when products reach their destination. Revenue from hardware leased to customers under operating lease arrangements is recognized over the contract term. When product and installation services that are not essential to the functionality of the product are sold as part of a bundled agreement, the fair value of the installation services, based on the price charged for the services when sold separately, is deferred and recognized when the services are performed. The products sold are generally covered by a warranty for periods ranging from one to three years. The Company accrues an estimated warranty reserve in the period of sale to provide for estimated costs to provide warranty services.
     For services revenue under time and material contracts, the Company recognizes revenue as services are provided based on the hours of service at stated contractual rates.
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

STEELCLOUD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     For the years ended October 31, 2004, 2005 and 2006, the Company had revenues from the government, which represented 36%, 27% and 28%, respectively, of total revenue. As of October 31, 2005 and 2006, accounts receivable from agencies of the government represented 65% and 42%, respectively, of total accounts receivable.
     In fiscal year 2005 and 2006, the Company’s significant customer was Lockheed Martin Systems Integration representing 53% and 32%, respectively, of the Company’s total net revenues. Accounts receivable balances as of October 31, 2005 and 2006 included amounts due from Lockheed Martin Systems Integration of 2% and 25%, respectively, of the accounts receivable balance. Future revenues could be adversely affected should this customer reduce its purchases, eliminate product lines, or choose not to continue to buy products and services from SteelCloud.
Goodwill and Other Intangible Assets
     In accordance with FASB Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the Company regularly assesses the continuing value of goodwill to measure for possible impairment. Goodwill represents the unamortized excess of the cost of acquiring subsidiary companies over the fair values of such companies’ net tangible assets and other identifiable intangible assets at the date of acquisition.
     As a result of the events described in Note 3 “Management Change, Restructuring and Operations,” the changes in management of the Company and the significant decrease in the Company’s public market capitalization, the Company determined a “triggering event” had occurred under SFAS No. 142 in the third quarter of fiscal 2006. As a result, management re-assessed the recoverability of goodwill carried on its financial statements and determined its goodwill and other intangible assets were fully impaired. Consequently, the Company recognized an impairment loss of approximately $4,485,657 in the third quarter of fiscal 2006 in order to write down the carrying value of its goodwill to its estimated fair value. The fair value of the Company’s single reporting unit was estimated after considering the Company’s market capitalization and other market-based valuation approaches, in addition to analyzing the expected present value of future cash flows. Other intangibles related to the Asgard acquisition were being amortized on a straight-line basis using a three year life.
Equity-Based Compensation
     The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) on November 1, 2005. Issued in December 2004, SFAS 123R requires that the fair value compensation cost relating to share-based payment transactions be recognized in financial statements. Under the provisions of SFAS 123R, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the employee’s requisite service period. The fair value of the Company’s stock options and employee stock purchase plan (“ESPP”) awards was estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections in adopting and implementing SFAS 123R, including expected stock price volatility and the estimated life of each award. The fair value of equity-based awards is amortized over the vesting period of the award and the Company has elected to use the straight-line method for amortizing its stock option and ESPP awards. The Company adopted the modified prospective transition method as provided by SFAS 123R and compensation costs for all awards granted after the date of adoption and the unvested portion of previously granted awards outstanding are measured at their estimated fair value. Prior to November 1, 2005, the Company accounted for employee stock option grants using the intrinsic method in accordance with Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” and accordingly associated compensation expense, if any, was measured as the excess of the underlying stock price over the exercise price on the date of grant. The Company also complied with the disclosure option of SFAS No. 123 “Accounting for Stock Based Compensation”, and SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure” and made pro forma footnote disclosures. Pro forma net income and pro forma net income per share disclosed in the footnotes to the Company’s consolidated financial statements were estimated using a Black-Scholes option valuation model.

STEELCLOUD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Income Taxes
     The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of certain assets and liabilities. A valuation allowance is established, as necessary, to reduce deferred income tax assets an amount expected to be realized in future periods. The Company determines its valuation allowance pursuant to the provisions of SFAS No. 109, “Accounting for Income Taxes”, which requires the Company to weigh all positive and negative evidence including past operating results and forecasts of future taxable income. During the second quarter of fiscal 2006, the Company adjusted its valuation allowance by fully reserving for all deferred tax assets, causing the Company to recognize income tax expense of $400,000. In assessing the amount of the valuation allowance as of October 31, 2006, the Company considered, in particular, its forecasted operations for the upcoming fiscal year, current backlog of orders, including those recently received, and other significant opportunities currently in its sales and marketing pipeline with a high probability of generating revenues. Based upon this review, the Company will continue to fully reserve for all deferred tax assets as of October 31, 2006.
Inventory
     Inventory consists of materials and components used in the assembly of the Company’s products or maintained to support maintenance and warranty obligations and are stated at the lower of cost or market using actual costs on a first-in, first-out basis. The Company maintains a perpetual inventory system and continuously records the quantity on-hand and actual cost for each product, including purchased components, subassemblies and finished goods. The Company maintains the integrity of perpetual inventory records through periodic physical counts of quantities on hand. Finished goods are reported as inventory until the point of title transfer to the customer. Generally, title transfer is documented in the terms of sale. When the terms of sale do not specify, the Company assumes title transfers when it completes physical transfer of the products to the freight carrier unless other customer practices prevail.
     The Company periodically evaluates its inventory obsolescence reserve to ensure inventory is recorded at its net realizable value. The Company’s policy is to assess the valuation of all inventories, including manufacturing raw materials, work-in-process, finished goods and spare parts in each reporting period. A reserve is maintained for obsolete or excess inventory based upon management’s estimated usage requirements for the next 6 or 12 months. Inherent in these estimates are management’s forecasts related to the Company’s future manufacturing schedules, customer demand, technological and/or market obsolescence and possible alternative uses. If future customer demand or market conditions are less favorable than the Company’s projections, additional inventory write-downs may be required, and would be reflected in cost of sales in the period the revision is made. Inventory reserve balances as of October 31, 2004, 2005 and 2006 were approximately $255,000, $199,000 and $303,000, respectively. In fiscal years 2004, 2005 and 2006 the Company incurred charges to expense of $255,000, $196,000 and $275,000, respectively, to increase the inventory reserve for specifically identified items. Offsetting these charges were credits of $360,000, $252,000 and $171,000 in fiscal years 2004, 2005 and 2006, respectively, that were deducted from the reserve as previously reserved inventory items were disposed of.
Warranty
     Typically, the sale of the Company’s specialized servers includes providing parts and service warranty to customers as part of the overall price of the system. The Company offers warranties for its systems that typically cover a period of 1 to 2 years and commence upon shipment of the system to the customer. When appropriate, the Company records a reserve for estimated warranty expenses to cost of sales for each system upon revenue recognition. The amount recorded is based on an analysis of historical activity. All actual parts and labor costs incurred in subsequent periods are charged to the established reserves.
     Actual warranty expenses are incurred on a system-by-system basis, and may differ from the Company’s original estimates. While the Company periodically monitors the performance and cost of warranty activities, if actual costs incurred are different than its estimates, the Company may recognize adjustments to the reserve in the period in which those differences arise or are identified.
     In addition to the provision of standard warranties, the Company offers customer-paid extended warranty services. Revenues for extended maintenance and warranty services with a fixed payment amount are recognized on a straight-line basis over the term of the contract.

STEELCLOUD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Research and Product Development Expenses
     The Company expenses research and product development costs as incurred. These costs consist primarily of labor charges associated with development of the Company’s ISV and federal integrator products. These research and development expenses amounted to approximately $605,000, $999,000 and $634,000 during fiscal 2004, 2005, and 2006, respectively.
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
Financial Instruments and Concentration of Credit Risk
     The carrying value of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, notes payable and its line of credit approximates fair value. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The cash is held by high credit quality financial institutions. For accounts receivable, the Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral. The Company maintains reserves for possible credit losses. As of October 31, 2005 and 2006, the Company had allowance for doubtful account balances of approximately $26,000 and $73,000, respectively. The carrying amount of the receivables approximates their fair value.
Advertising Expenses
     The Company expenses advertising costs as incurred. Advertising costs consisted of expenditures for tradeshows, web site maintenance, radio advertisements, and other charges associated with the dissemination of important Company news and product features to the public. Advertising expense amounted to approximately $273,000, $328,000 and $396,000 during fiscal 2004, 2005, and 2006, respectively.
Earnings Per Share
     The Company follows the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (“SFAS 128”) which requires the Company to present basic and fully diluted earnings per share. Basic earnings per share is based on the weighted average shares outstanding during the period. Diluted earnings per share increases the shares used in the basic share calculation by the dilutive effect on net income from continuing operations of stock options and warrants. The dilutive weighted average number of common shares outstanding excluded potential common shares from stock options of approximately 36,000, 558,000 and 780,000 for the fiscal years ending October 31, 2006, 2005 and 2004, respectively. These shares were excluded from the earnings per share calculation due to their antidilutive effect resulting from the loss from operations.
Recent Pronouncements
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 applies to all voluntary changes in accounting principle and requires retrospective application (a term defined by the statement) to prior periods’ financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt SFAS No. 154 as of the beginning of fiscal 2007, does not expect that the adoption of SFAS No. 154 will have a material impact on the Company’s financial condition or results of operations.

STEELCLOUD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109. This pronouncement recommends a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in the Company’s tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company’s first fiscal quarter of fiscal 2008. The Company is in the process of evaluating the effect, if any, the adoption of FIN 48 will have on its financial statements.
     In September 2006, the SEC released SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which addresses how uncorrected errors in previous years should be considered when quantifying errors in current-year financial statements. SAB 108 requires registrants to consider the effect of all carry over and reversing effects of prior-year misstatements when quantifying errors in current-year financial statements. SAB 108 allows registrants to record the effects of adopting the guidance as a cumulative-effect adjustment to retained earnings. The Company will adopt SAB 108 as of the beginning of fiscal 2007 and does not expect that the adoption of SAB 108 will have a material impact on the Company’s financial condition or results of operations.
5. Inventories
     Inventories consisted of the following:

	October 31,
	2005	2006
Raw materials	$996,408	$814,000
Work in process	149,876	68,247
Finished goods	72,312	262,573

	$1,218,596	$1,144,820

6. Property and Equipment and Equipment on Lease
     Property and equipment, including leasehold improvements, are stated at cost. As a result of the Company’s relocation, certain fully depreciated assets were disposed with minimal financial impact in fiscal year 2005. With the closing of the Florida office, the Company has transitioned all the assets acquired in the Asgard acquisition that occurred in February 2004 to its headquarters in Herndon, VA. Property and equipment are depreciated using the straight-line method over the estimated useful lives ranging from three to five years. Leasehold improvements are amortized over the lesser of the related lease term or the useful life.
     Any tenant allowances have been recorded as deferred rent and will be recognized as a reduction in rent expense over the applicable lease term.
     Property and equipment consisted of the following:

	October 31,
	2005	2006
Computer and office equipment	$766,267	$854,553
Furniture and fixtures	34,141	37,106
Leasehold improvements	941,358	948,176
Other	226,620	230,279

	1,968,386	2,070,114
Less accumulated depreciation and amortization	(712,720)	(1,030,362)

	$1,255,666	$1,039,752

STEELCLOUD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Company owns equipment that is currently at customer sites under multiple operating lease agreements (See Note 4 “Significant Accounting Policies”). The cumulative cost of the equipment was $1,009,537 and $1,430,901 at October 31, 2006 and 2005, respectively. The Company depreciates its property and equipment assets over a period of 1 to 10 years depending on the asset classification. The related cumulative accumulated depreciation on the equipment was $567,671 and $732,616 at October 31, 2006 and 2005, respectively.
7. Goodwill and Other Intangible Assets
Goodwill and other intangible assets were comprised of:

	October 31,
	2005	2006
Goodwill and other intangibles:
Goodwill	$5,061,705	—
Other intangibles	345,339	—

Total goodwill and other intangibles	5,407,044	—
Less accumulated amortization:
Goodwill	639,229	—
Other intangibles	195,823	—

Total accumulated amortization	(835,052)	—

	$4,571,992	—

     In accordance with Statement of Financial Accounting Standards No. 142 “Accounting for Goodwill and Other Intangible Assets” (“SFAS No. 142”), the Company regularly assesses the continuing value of goodwill to measure for possible impairment. Goodwill represents the unamortized excess of the cost of acquiring subsidiary companies over the fair values of such companies’ net tangible assets and other identifiable intangible assets at the date of acquisition.
     Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
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
     As a result of the events described in Note 3 “Management Change, Restructuring and Operations” and the significant decrease in the Company’s public market capitalization, the Company determined a triggering event had occurred under SFAS No. 142 in the third quarter of fiscal 2006. As a result, management re-assessed the recoverability of goodwill carried on its financial statements and determined its goodwill and other intangible assets were fully impaired. Consequently, the Company recognized an impairment loss of approximately $4,485,657 in the third quarter of fiscal 2006 in order to write down the carrying value of its goodwill to its estimated fair value. The fair value of the Company’s single reporting unit was estimated after considering the Company’s market capitalization and other market-based valuation approaches, in addition to analyzing the expected present value of future cash flows. The Company amortized its other intangibles related to the Asgard acquisition on a straight-line basis over a three year period.

STEELCLOUD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8. Bank Lines of Credit and Notes Payable
Operating Line of Credit
     On March 29, 2006, the Company renewed its bank line of credit that allows the Company to borrow an amount to the lesser of its collateralized cash on hand or $3.5 million. The line of credit bears interest at the LIBOR Market Index rate plus 1.25%. The line of credit is secured by all assets of the Company and expires and is subject to renewal on March 31, 2007. The Company anticipates the bank line of credit will be renewed. There were no outstanding borrowings on the line of credit at October 31, 2005 and 2006.
Notes Payable
     On February 17, 2004, the Company executed two three-year promissory notes in conjunction with the purchase of the assets of Asgard Holding, LLC (Asgard) for an aggregate amount of $170,138. The promissory notes bear interest at 4% and mature in February 2007. In October of fiscal year 2006, the note payable associated with the Asgard acquisition was paid in full earlier then the maturity date. An immaterial gain was recognized for this transaction. The Company made monthly aggregate payments of $4,726 plus accrued interest.
     Notes payable consisted of the following:

	October 31,
	2005	2006
Asset loans, bearing interest at annual interest rates from 0.0% to 4.9% due in aggregate monthly payments of $676, $348, and $359 due in October 2010, July 2008, and July 2008, respectively, secured by certain assets of the Company	$58,423	$43,620
Promissory notes issued in conjunction with the purchase of the assets of Asgard Holding, LLC (Asgard), bearing an annual interest rate of 4%; payable in monthly installments of $4,726 plus accrued interest, maturing in February 2007	$75,617	$—

	134,040	43,620
Less current portion	70,952	14,629

Notes payable, long-term	$63,088	$28,991

9. Commitments
Operating Leases
     The Company has executed non-cancelable leases for its headquarters and operations facilities which commenced occupancy in April 2005. The operation expenses associated with these facilities are included in the monthly rent expense. The operations facilities lease expires in August 2014 and the headquarters lease expires in August 2009. Prior to April 2005, the Company leased office space for its corporate headquarters and operations facilities under a non-cancelable operating lease agreement expiring in April 2005. Prior to July 2006, the Company also leased office space for its Florida satellite office associated with the Asgard acquisition that expires in July 2009. As mentioned in Note 3 “Management Change, Restructuring and Operations,” the Company closed its Florida office during fiscal year 2006. The Company recognizes rent holiday periods, scheduled rent increases and tenant improvement allowances on a straight-line basis over the lease term beginning with the commencement date of the lease. Rent expense for office space under these leases, which is recorded on a straight-line basis over the life of each lease, was approximately $352,000, $627,000 and $568,000 for the years ended October 31, 2004, 2005, and 2006, respectively.

STEELCLOUD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Additionally, the Company leases office equipment under non-cancelable operating leases expiring in April 2008 and September of 2009. Total rental expense was $26,000, $33,000, and $27,000 for the years ended October 31, 2004, 2005, and 2006, respectively.
     Future minimum lease expenditures under all non-cancelable operating leases at October 31, 2006 are as follows:

2007	$564,196
2008	553,634
2009	485,823
2010	268,991
2011	268,991
Thereafter	762,141

Total	$2,903,776

10. Employment Agreements
     The Company has employment contracts for three key executives. The agreements have terms ranging from 1 to 3 years, expire in June 2007, September 2007 and June 2009, respectively, and automatically renew for additional one-year terms unless terminated by either the Company or the employee. The aggregate annual minimum commitment under these agreements is approximately $597,500.
     In June 2006, the Company entered into a separation agreement with its former CEO as described in Note 3 “Management Change, Restructuring and Operations.”
11. Stockholders’ Equity
Equity Transactions
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
Accounting for Warrants
     Based on recent interpretations of accounting pronouncements related to this transaction, principally Emerging Issues Task Force Bulletin 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), the Company accounted for the warrants included in its fiscal 2004 private placement transaction as a liability in fiscal years 2004 and 2005. EITF 00-19 and interpretations thereof call for financial instruments such as the warrants issued in the transaction to be accounted for as an asset or liability at fair value when a net cash settlement alternative is possible, even if not expressly provided for under the agreement. The asset or liability is then periodically marked to market at each financial statement date until equity treatment can be applied, at which time the value at that time is reclassified to equity. The possibility of a net cash settlement is presumed because the settlement of the warrants by issuance of unregistered shares and the payment of damages is not deemed to be an economic settlement alternative to the Company. Lastly, the ability of the Company to maintain effectiveness of its shares is not deemed to be completely within its control.
     The effect of this accounting on the fiscal 2004 financial statements was to record a non-cash gain of $1,643,000 or $0.12 per share equal to the change in the liability from the period until which the fair value associated with the warrants was reclassified to stockholders’ equity. At each financial statement date, the Company applied the Black-Scholes valuation model in valuing the warrants.

STEELCLOUD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Equity-Based Compensation Plans
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
     The Company recognized approximately $109,000 of stock-based compensation expense during the fiscal year ended October 31, 2006, which is currently recorded as a general and administrative expense. The adoption of SFAS 123R had no effect on the Company’s basic and diluted loss per share for the year ended October 31, 2006. The estimated fair value of the Company’s stock-based awards is amortized on a straight-line basis over the awards’ vesting period.
     Prior to November 1, 2005, the Company accounted for employee stock option grants using the intrinsic method in accordance with Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” and accordingly associated compensation expense, if any, was measured as the excess of the underlying stock price over the exercise price on the date of grant. The Company also complied with the disclosure option of SFAS No. 123 “Accounting for Stock Based Compensation”, and SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure.” The following table illustrates the previously disclosed proforma effects on net income and net income per share if the Company had accounted for its stock plans under the fair value method of accounting under SFAS 123R:

	Years ended October 31,
	2004	2005
Net (loss) — as reported	$(880,940)	$(129,654)
Add: compensation expense recorded under APB No. 25	—	—
Deduct: pro forma compensation expense	524,265	1,558,177

Net (loss) – pro forma	$(1,405,205)	$(1,687,831)
Net (loss) per share:
Basic and diluted – as reported	$(0.07)	$(0.01)
Basic and diluted – pro forma	$(0.10)	$(0.12)
     The fair value of the Company’s stock-based awards granted in the periods ended October 31, 2005 and 2004 was estimated using an expected annual dividend yield of 0% and the following weighted average assumptions:

	Year ended October 31, 2004		Year ended October 31, 2005
	Options	ESPP	Options	ESPP
Expected term (years)	5.00	0.50	5.00	0.50
Expected stock price volatility	107.6%	65.4%	87.5%	47.4%
Risk-free interest rate	3.75%	1.60%	3.69%	3.54%

STEELCLOUD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Incentive Stock Option Plans
     In January 1997, the Company adopted the 1997 Stock Option Plan (the “1997 Option Plan”). Under the 1997 Option Plan, options to purchase a maximum of 2,650,000 shares of the Company’s common stock (subject to adjustments in the event of stock splits, stock dividends, recapitalizations and other capital adjustments) may be granted to employees, officers and directors of the Company and certain other persons who provide services to the Company. In addition, the Company established the 2002 Stock Option Plan (the “2002 Option Plan”) in May 2002, which permits the Company to grant up to 750,000 options to employees, officers and directors of the Company and certain other persons who provide services to the Company under that Plan. In May 2004, the Company’s shareholders approved an amendment to the Company’s 2002 Stock Option Plan to increase the number of options available under the plan from 750,000 to 1,500,000. Stock options are generally granted at the fair market value of its common stock at the date of grant. The options vest ratably over a stated period of time not to exceed four years. The contractual terms of the options are five or ten years.
     As of October 31, 2006, there were 596,796 options available for future grants under the 1997 Option Plan and 1,500,000 options available for future grants under the 2002 Option Plan.
     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing fair value model. This model is calculated based on exercise price, an expected annual dividend yield of 0% and several highly subjective assumptions, including the expected term and expected stock price volatility over the expected term.
     A summary of the Company’s stock option activity as of October 31, 2006 is presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
	Shares	Exercise Price	Term (years)
Outstanding at October 31, 2005	2,448,910	$1.99

Exercisable at October 31, 2005	2,131,285	$1.95

Options granted	—	—
Options exercised	(165,000)	$0.60
Options canceled or expired	(1,701,985)	$2.16

Outstanding at October 31, 2006	581,925	$1.90	2.28

Exercisable at October 31, 2006	517,925	$1.85	2.19

     The total options outstanding do not include 600,000 non-qualified options granted to the former IDP stockholders that are not included in the Option Plan.
     The weighted-average grant-date fair value of options granted during the fiscal years ended October 31, 2005 and 2004 was $1.68 and $1.86, respectively. The Company did not grant any stock options for the fiscal year ended October 31, 2006.
     The aggregate intrinsic value of options exercised during the fiscal years ended October 31, 2006, 2005 and 2004, was approximately $147,000, $279,000 and $571,000, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. As of October 31, 2006, the total intrinsic value of options outstanding and options exercisable was $0.

STEELCLOUD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     A summary of the Company’s outstanding stock options at October 31, 2006 is as follows:

	Options Outstanding			Options Exercisable
		Weighted-	Average		Weighted-
		Average	Remaining		Average
	Number	Exercise	Contractual	Number	Exercise
Range of Exercise Prices	Outstanding	Price	Life	Outstanding	Price
$0.55-$1.75	224,425	$1.16	1.04	220,425	$1.15
$1.76-$4.50	357,500	$2.37	3.05	297,500	$2.36

$0.55-$4.50	581,925	$1.90	2.28	517,925	$1.85

     A summary of the status of the Company’s nonvested shares as of October 31, 2006, and changes during the fiscal year ended October 31, 2006, is presented below:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested at October 31, 2005	317,625	$1.79

Options granted	—	—
Options vested	(49,125)	$1.40
Options forfeited	(204,500)	$1.90

Nonvested at October 31, 2006	64,000	$1.76

     As of October 31, 2006, unrecognized compensation expense related to non-vested stock options was $139,000 which is expected to be recognized over a weighted average period of 1.30 years. The total fair value of shares vested during the years ended October 31, 2006, 2005 and 2004, was $69,000, $1,655,000 and $287,000, respectively.
     On November 24, 2006, the Company granted approximately 1.2 million stock options to its employees. On December 20, 2006, the Company granted 150,000 stock options to its Board of Directors.
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

STEELCLOUD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The fair value of each ESPP award is estimated on the date of the grant using the Black-Scholes option-pricing fair value model. This model is calculated based on exercise price, an expected annual dividend yield of 0%, the expected term and a highly subjective assumption, expected stock price volatility over the expected term. The Company used FASB Technical Bulletin No. 97-1, “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option,” in determining the fair value of its ESPP awards. The fair value of the Company’s ESPP awards granted during the fiscal year ended October 31, 2006 was estimated based upon the following assumptions:

Year ended October 31, 2006
Expected term (years)[1]	0.50
Expected stock price volatility[2] .	42.6% to 62.8%
Risk-free interest rate[3]	4.81% to 5.02%

[1]	— Expected term. Expected term for ESPP awards is equal to the vesting period of the award.

[2]	— Expected stock price volatility. Expected stock price volatility for ESPP awards is calculated using the weighted average of the Company’s historical volatility over the expected term of the award.

[3]	— Risk-free interest rate. The risk-free interest rate is calculated based on the U.S Treasury yield curve on the grant date and the expected term of the award.
     As of October 31, 2006, there was approximately $4,000 of total unrecognized compensation cost related to ESPP awards that is expected to be recognized in the Company’s first half of fiscal 2007.
12. Income Taxes
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
     Components of the Company’s net deferred tax asset balance are as follows:

	October 31,
	2005	2006
Deferred tax asset:
Current portion:
Accrued expenses	$156,269	$125,690
Asset reserves	86,646	144,958
Other	61,530	233,178

Total current portion	304,445	503,826

Long term portion:
Net operating loss carryforwards	14,314,734	15,937,608
Depreciation	71,587	196,267
Intangibles	—	949,267

Total long term portion	14,386,321	17,083,142
Deferred tax credit:
Valuation allowance	(14,230,784)	(17,586,968)

Total deferred tax asset	$459,982	—
Deferred tax liabilities:
Long term portion:
Intangibles	(59,982)	—
Long term liabilities	(59,982)	—

Total deferred tax liability	(59,982)	—

Net deferred tax asset	$400,000	—

STEELCLOUD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     As of October 31, 2006, the Company had approximately $41.3 million in pretax net operating loss carryforwards, which expire between 2012 and 2025.
     As of October 31, 2006, the Company has recorded a valuation allowance of approximately $17.6 million against the total deferred tax asset of $17.6 million. The portion of the valuation allowance for which subsequently recognized benefits will increase stockholders’ equity was $0.8 million. During fiscal 2006, we adjusted our valuation allowance by fully reserving for all deferred tax assets, causing us to recognize income tax expense of $400,000. In assessing the amount of the valuation allowance as of October 31, 2006, we considered, in particular, our forecasted operations for the remainder of the current fiscal year, taking into account our year to date results of operations, current backlog of orders, including those recently received, and other significant opportunities currently in our sales and marketing pipeline with a high probability of generating revenues. Based upon this review, we will continue to fully reserve for all deferred tax assets as of October 31, 2006.
     The reconciliation of income tax from the federal statutory rate of 34% is:

	Years ended October 31,
	2004	2005	2006
Tax at statutory rates:	$(299,520)	$(44,084)	$(3,277,652)
Non-deductible (income) expenses, net	(128,780)	(71,081)	56,463
Goodwill and other intangibles write-off	—	—	705,753
Valuation allowance and other	1,103,490	121,155	3,360,811
Gain from change in warrant liability	(558,588)	—	—
State income tax, net of federal benefit	(116,602)	(5,990)	(445,375)

	$—	$—	$400,000

13. Retirement Plans
401(k) Plans
     The Company maintains a 401(k) (the “Plan”) for all current employees. Under the Plan, employees are eligible to participate the first calendar day of the month following their first day of service and attaining the age of 18. Employees could defer up to $15,000 of compensation in calendar year 2006. Employee contributions are subject to Internal Revenue Service limitations. All employees who contributed to the Plan are eligible to share in discretionary Company matching contributions. The Company match is equal to 50% of employee contributions up to 6%. Company contributions vest over 5 years. In fiscal 2004, 2005 and 2006, the Company contributed approximately $93,000, $98,000 and $97,000 to the participants of the 401(k), respectively.

STEELCLOUD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
14. Earnings Per Share
     Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed, using the treasury stock method, as though all potential common shares that are dilutive were outstanding during the period. The following table provides a reconciliation of the numerators and denominators of the basic and diluted computations for net (loss) per share.

	Years ended October 31,
	2004	2005	2006
Numerator:
Net (loss) from operations	$(880,940)	$(129,654)	$(10,040,153)

Denominator:
Denominator for basic earnings per share-weighted-average shares	13,450,140	13,933,740	14,150,693
Effect of dilutive securities:
Employee stock options	—	—	—

Dilutive potential common shares	—	—	—

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	13,450,140	13,933,740	14,150,693

(Loss) per share from operations, basic and diluted	$(0.07)	$(0.01)	$(0.71)

15. Contingencies
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
16. Segment Reporting
     FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, also establishes a quantitative threshold, whereby an enterprise should report separately information about operating segments if its reported revenue is 10% or more of the combined revenue of all reported operating segments. The Company is organized on the basis of products and services. However, the Company does not evaluate the performance of its operating components and units based on earnings. The Company’s chief operating decision maker is the Company’s Chief Executive Officer. While the Chief Executive Officer is apprised of a variety of financial metrics and information, the Chief Executive Officer makes decisions regarding how to allocate resources and assess performance based on a single operating unit.

STEELCLOUD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
17. Quarterly Financial Information (unaudited)
     Quarterly financial information for fiscal 2006 and 2005, as reclassified, is presented in the following tables:

	1st	2nd	3rd	4th
	Quarter	Quarter(2)	Quarter(3)	Quarter
2006
Revenue (1)	$6,177,025	$6,663,051	$5,986,217	$5,389,618
Gross profit	1,363,037	1,032,422	1,211,225	1,374,426
Net (loss) available to common shareholders	(830,884)	(1,928,313)	(6,496,188)	(784,768)

Per Share Data
Net (loss) per share, basic and diluted	$(0.06)	$(0.14)	$(0.46)	$(0.06)

2005
Revenue (1)	$8,866,472	$9,045,694	$8,722,165	$7,890,807
Gross profit	2,537,673	2,516,097	2,149,152	1,408,226
Net (loss) available to common shareholders	414,793	367,809	21,087	(933,343)

Per Share Data
Net income (loss) per share, basic and diluted	$0.03	$0.03	$0.01	$(0.07)

(1)	As mentioned in Note 2 “Reclassification,” the Company began to recognize revenue associated with the resale of maintenance contracts on a net basis for comparative purposes, product revenue and cost of goods sold on the consolidated statements of operations for the fiscal year 2005 and the first two quarters of fiscal year 2006 have been reclassified.

(2)	As mentioned in Note 3 “Management Change, Restructuring and Operations,” expenses included approximately $200,000 in costs associated with the termination of an employment contract with the Company’s former President, $400,000 in income tax expense due to the adjustment of the tax valuation allowance and approximately $250,000 in expense for inventory obsolescence primarily associated with end of life products.

(3)	As mentioned in Note 3 “Management Change, Restructuring and Operations,” the Company incurred approximately $1,020,000 of one time non-recurring charges associated with management changes and restructuring and corresponding legal fees. In addition, as mentioned in Note 7 “Goodwill and Other Intangible Assets,” the Company recognized an impairment loss of approximately $4,485,657 to write down the carrying value of its goodwill and other intangible assets to their estimated fair value.
     Note: Earnings per share data are rounded to the nearest penny each quarter; therefore, aggregate quarterly earnings per share may not agree to the fiscal year earnings per share reported on the Consolidated Statement of Operations.