Form 10-Q
period 2007-01-31
STEELCLOUD INC
filed 2007-03-19
CIK 1058027

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2007
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
Yes  ☐   No  ☑
As of March 1, 2007 there were 14,262,176 shares of the registrant’s common stock outstanding.

SteelCloud, Inc.
Form 10-Q Index
For the Quarterly period ended January 31, 2007

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
STEELCLOUD, INC.
CONSOLIDATED BALANCE SHEET

	October 31,	January 31,
	2006	2007
		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,655,163	$3,385,430
Accounts receivable, net	3,840,583	2,802,683
Inventory, net	1,144,820	1,285,359
Prepaid expenses and other current assets	206,287	248,985
Deferred contract cost	217,494	221,264

Total current assets	9,064,347	7,943,721

Property and equipment, net	1,039,752	994,827
Equipment on lease, net	441,866	356,958
Other assets	57,092	62,142

Total assets	$10,603,057	$9,357,648

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,639,346	$2,165,052
Accrued expenses	1,139,373	988,212
Notes payable, current	14,629	14,711
Unearned revenue	200,813	649,030

Total current liabilities	3,994,161	3,817,005

Notes payable, long-term	28,991	25,106
Other, including severance obligations	367,741	273,937

Total long-term liabilities	396,732	299,043

Stockholders’ equity
Preferred stock, $.001 par value: 2,000,000 shares authorized, no shares issued and outstanding at October 31, 2006 and January 31, 2007	—	—
Common stock, $.001 par value: 50,000,000 shares authorized, 14,662,176 shares issued at October 31, 2006 and January 31, 2007	14,662	14,662
Additional paid in capital	49,834,658	50,000,249
Treasury stock, 400,000 shares at October 31, 2006 and January 31, 2007	(3,432,500)	(3,432,500)
Accumulated deficit	(40,204,656)	(41,340,811)

Total stockholders’ equity	6,212,164	5,241,600

Total liabilities and stockholders’ equity	$10,603,057	$9,357,648

The accompanying notes are an integral part of these consolidated financial statements.

STEELCLOUD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	January 31,
	2006	2007
Revenues
Products	$5,502,408	$3,890,161
Services	674,617	532,906

Total revenues	6,177,025	4,423,067

Cost of revenues
Products	4,340,074	3,265,974
Services	473,914	371,078

Total cost of revenues	4,813,988	3,637,052

Gross profit	1,363,037	786,015

Selling and marketing	500,174	418,109
Research and product development	178,363	142,827
General and administrative	1,504,036	1,375,457
Amortization of other intangible assets	28,778	-

(Loss) from operations	(848,314)	(1,150,378)

Interest income, net	17,430	14,223

Net (loss)	(830,884)	(1,136,155)

(Loss) per share (basic and diluted):

Basic and diluted (loss) per share	$(0.06)	$(0.08)

Weighted-average shares outstanding, basic and diluted	14,049,760	14,262,176

The accompanying notes are an integral part of these consolidated financial statements.

STEELCLOUD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	January 31,
	2006	2007

Operating activities
Net (loss)	$(830,884)	$(1,136,155)

Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization	190,472	158,239
Stock-based compensation	34,293	125,591
Warrant-based expense	—	40,000

Changes in operating assets and liabilities:
Accounts receivable	(531,159)	1,037,900
Inventory	(805,875)	(140,539)
Prepaid expenses and other assets	26,039	(47,748)
Deferred contract costs	4,234	(3,770)
Accounts payable	303,665	(474,294)
Unearned revenue	(30,008)	458,511
Accrued expenses and other liabilities	18,900	(255,259)

Net cash (used in) operating activities	(1,620,323)	(237,524)

Investing activities
Purchase of property and equipment	(42,862)	(28,406)

Financing activities
Proceeds from exercise of common stock options	7,288	-
Payments on notes payable	(17,688)	(3,803)

Net cash (used in) financing activities	(10,400)	(3,803)

Net (decrease) in cash and cash equivalents	(1,673,585)	(269,733)

Cash and cash equivalents at beginning of period	6,657,367	3,655,163

Cash and cash equivalents at end of period	$4,983,782	$3,385,430

Supplemental cash flow information

Interest paid	$1,128	$342
Income taxes paid	$-	$-

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
For ISV customers, SteelCloud designs, manufactures and integrates low-maintenance servers (called “appliances” in this market) so ISVs can make their software products easier to deploy and support, more competitive and open new markets by delivering their application software on fully-integrated, ready-to-use appliances.
In addition, the Company serves information technology end users directly, in both the public and private sectors, with Information Technology (“IT”) services for both short and long term assignments. Areas of specialization include network security, service desk and IT infrastructure solutions. In select cases, the solutions may include products from a SteelCloud strategic partner. In addition, the Company provides fulltime and contract staffing services for IT departments.
The Company makes research and development investments in proprietary software (intellectual property) products. Its SteelWorksTM software, which may be embedded in the Company’s appliances, adds management functionality to its appliance server offerings. In addition, in the federal integrator market, SteelCloud and Go Ahead Software are collaborating to enhance the Company’s Advanced Telecommunication Computing Architecture (ATCA) offerings with middleware which extends the inherent high-availability capabilities of the hardware to the application programs. SteelCloud ATCA servers with middleware are being positioned for the high availability military, mobile and intelligence markets where 99.999% reliability is required. The offerings are now under development and expected to provide new program revenues in fiscal 2008.
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
The consolidated financial statements for the three month periods ended January 31, 2007 and 2006 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. Except as noted in Note 2 – Reclassification, all such adjustments are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K of the Company, which includes consolidated financial statements and notes thereto for the years ended October 31, 2006 and 2005.
2. Reclassification
Beginning in the three month period beginning May 1, 2006, the Company began to recognize revenue associated with the resale of maintenance and support contracts on a net basis in accordance with Financial Accounting Standards Board (“FASB”) Emerging Issue Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”. For comparative purposes, product revenue and cost of goods sold on the consolidated statements of operations for the three month period ended January 31, 2006 have been reduced by approximately $486,000 to reflect the effect of recording the resale of maintenance and support contracts on a net basis.
This reclassification had no effect on gross profit, net income or net earning per share in the three month period ending January 31, 2006.
Certain other prior period amounts have also been reclassified to conform to current period presentation.

3. Significant Accounting Policies
Deferred Tax Assets
Deferred tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences of revenue and expense items for financial statement and income tax purposes. A valuation allowance is provided to reduce related assets to an amount that is more likely than not realizable. The Company determines its valuation allowance pursuant to the provisions of SFAS No. 109, “Accounting for Income Taxes”, which requires the Company to weigh all positive and negative evidence including past operating results and forecasts of future taxable income. In assessing the amount of the valuation allowance as of January 31, 2007, the Company considered, in particular, its forecasted operations for the current fiscal year, current backlog of orders, and other significant opportunities currently in its sales and marketing pipeline with a high probability of generating revenues. Based upon this review, the Company has continued to fully reserve for all deferred tax assets as of January 31, 2007.
4. Equity
The Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) on November 1, 2005. Issued in December 2004, SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the employee’s requisite service period. The Company has adopted the modified prospective transition method as provided by SFAS No. 123R and compensation costs for all awards granted after the date of adoption and the unvested portion of previously granted awards outstanding are measured at their estimated fair value.
The Company recognized approximately $126,000 of stock-based compensation expense during the quarter ended January 31, 2007, which is recorded as a general and administrative expense. Stock-based compensation expense for the quarter ended January 31, 2007 increased the Company’s basic and diluted loss per share by $0.01. The estimated fair value of the Company’s stock-based awards is amortized on a straight-line basis over the awards’ vesting period.
Incentive Stock Option Plans
In January 1997, the Company adopted the 1997 Stock Option Plan (the “1997 Option Plan”). Under the 1997 Option Plan, options to purchase a maximum of 2,650,000 shares of the Company’s common stock (subject to adjustments in the event of stock splits, stock dividends, recapitalizations and other capital adjustments) may be granted to employees, officers and directors of the Company. In addition, the Company established the 2002 Stock Option Plan (the “2002 Option Plan”) in May 2002, which permits the Company to grant up to 750,000 options to employees, officers and directors of the Company. In May 2004, the Company’s shareholders approved an amendment to the Company’s 2002 Stock Option Plan to increase the number of options available under the plan from 750,000 to 1,500,000. Stock options are generally granted at the fair market value of its common stock at the date of grant. The options vest ratably over a stated period of time not to exceed four years. The contractual terms of the options are typically five years.
As of January 31, 2007, there were no options available for future grants under the 1997 Option Plan and 827,721 options available for future grants under the 2002 Option Plan.
The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing fair value model. This model is calculated based on exercise price, an expected annual dividend yield of 0% and several highly subjective assumptions, including the expected term and expected stock price volatility over the expected term. The weighted-average grant-date fair value of options granted during the quarter ended January 31, 2007 was $0.28. The Company did not grant any stock options during the quarter ended January 31, 2006.

The fair value of the Company’s Stock Option awards granted during the quarter ended January 31, 2007 were estimated based upon the following assumptions:

Quarter ended January 31, 2007
Expected term (years)[1]	2.50 to 3.25
Expected stock price volatility[2]	58.2% to 59.3%
Risk-free interest rate[3]	4.61% to 4.67%

[1]	-	Expected term. Expected term for the stock option awards was calculated based upon the simplified method set out in the SEC Staff Accounting Bulletin No. 107 (“ SAB 107”).

[2]	-	Expected stock price volatility. Expected stock price volatility for ESPP awards is calculated using the weighted average of the Company’s historical volatility over the expected term of the award.

[3]	-	Risk-free interest rate. The risk-free interest rate is calculated based on the U.S Treasury yield curve on the grant date and the expected term of the award.
A summary of the Company’s stock option activity as of January 31, 2007 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Term (years)
Outstanding at October 31, 2006	581,925	$1.90

Exercisable at October 31, 2006	517,925	$1.85

Options granted	1,372,500	$0.65
Options exercised	—	—
Options canceled or expired	(103,425)	$1.51

Outstanding at January 31, 2007	1,851,000	$1.00	4.14

Exercisable at January 31, 2007	644,750	$1.61	3.02

The total options outstanding do not include 600,000 non-qualified options granted to the former IDP stockholders that are not included in the Option Plan.
The aggregate intrinsic value of options exercised during the quarter ended January 31, 2006 was approximately $3,200. No options were exercised during the period ended January 31, 2007. As of January 31, 2007, the total intrinsic value of options outstanding and options exercisable was approximately $886,000 and $112,000, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.
A summary of the Company’s outstanding stock options at January 31, 2007 is as follows:

	Options Outstanding			Options Exercisable
		Weighted-	Average		Weighted-
		Average	Remaining		Average
	Number	Exercise	Contractual	Number	Exercise
Range of Exercise Prices	Outstanding	Price	Life	Outstanding	Price

$0.55-$1.75	1,528,500	$0.71	4.44	356,000	$1.00
$1.76-$4.50	322,500	$2.36	2.73	288,750	$2.36

$0.55-$4.50	1,851,000	$1.00	4.14	644,750	$1.61

A summary of the status of the Company’s nonvested shares as of January 31, 2007, and changes during the quarter ended January 31, 2007, is presented below:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested at October 31, 2006	64,000	$1.76

Options granted	1,372,500	$0.28
Options vested	(201,500)	$0.34
Options forfeited	(28,750)	$1.65

Nonvested at January 31, 2007	1,206,250	$0.32

As of January 31, 2007, unrecognized compensation expense related to non-vested stock options was $360,000 which is expected to be recognized over a weighted average period of 1.30 years. The total fair value of shares vested during the quarters ended January 31, 2007 and 2006, was $69,000 and $14,000, respectively.
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
The fair value of each ESPP award is estimated on the date of the grant using the Black Scholes option pricing fair value model. This model is calculated based on exercise price, an expected annual dividend yield of 0%, the expected term and a highly subjective assumption, expected stock price volatility over the expected term. The Company used FASB Technical Bulletin No. 97-1, “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option,” in determining the fair value of its ESPP awards. The Company did not grant any ESPP awards in the quarters ended January 31, 2007 and 2006.
As of January 31, 2007, there was approximately $2,000 of total unrecognized compensation cost related to ESPP awards that is expected to be recognized in the Company's quarter ending April 30, 2007.
Warrants
The Company issued 250,000 warrants in exchange for the retainage of a financial services firm valued at $40,000. The warrants were issued at an exercise price of $0.54 and expire October 6, 2010.
5. Debt
On March 6, 2007, the Company renewed its bank line of credit that allows the Company to borrow an amount to the lesser of its collateralized cash on hand or $3.5 million. The line of credit bears interest at the LIBOR Market Index rate plus 1.25%. The line of credit is secured by all assets of the Company and expires on March 31, 2008. There were no outstanding borrowings on the line of credit at October 31, 2006 and January 31, 2007.
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

7. Earnings Per Share
Basic earnings per share is based on the weighted average number of common shares outstanding during the period and is calculated by dividing the net earnings (loss) by the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding plus common stock equivalents associated with stock options and warrants and is calculated by dividing net earnings by the weighted average number of common shares outstanding used in the basic earnings per share calculation plus the common stock equivalent of stock options and warrants. The dilutive weighted average number of common shares outstanding excluded potential common shares from stock options of approximately 371,000 and 452,000 for the three month periods ended January 31, 2007 and 2006, respectively. These shares were excluded from the earnings per share calculation due to their antidilutive effect resulting from the loss from operations.
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
9. Significant Customers
For the three month period ending January 31, 2007, the Company’s significant customers were a Government Agency and an ISV customer representing 20.3% and 20.0% of the Company’s revenue, respectively. The accounts receivable balance as of January 31, 2007 included amounts from a Government Agency and an ISV customer representing 16.3% and 19.2% of total net account receivables, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements.” Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, risks associated with the integration of businesses following an acquisition, competitors with broader product lines and greater resources, emergence into new markets, the termination of any of the Company’s significant contracts, the Company’s inability to maintain working capital requirements to fund future operations, or the Company’s inability to attract and retain highly qualified management, technical and sales personnel. Statements made herein are as of the date of the filing of this Form 10-Q with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, the Company does not undertake, and the Company specifically disclaims, any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended October 31, 2006 filed by the Company with the Securities and Exchange Commission.

OVERVIEW
Founded in 1987, SteelCloud, Inc. (the “Company” or “SteelCloud”) is a leading engineering and manufacturing integrator specializing in network centric and embedded computing solutions for the federal marketplace and Independent Software Vendors (“ISV(s)”). The Company designs, manufactures and integrates specialized servers for federal integrators who use the specialized servers to deliver application software to their government clients.
For ISV customers, SteelCloud designs, manufactures and integrates low-maintenance servers (called “appliances” in this market) so ISVs can make their software products easier to deploy and support, more competitive and open new markets by delivering their application software on fully-integrated, ready-to-use appliances.
In addition, the Company serves information technology end users directly, in both the public and private sectors, with IT services for both short and long term assignments. Areas of specialization include network security, service desk and IT infrastructure solutions. In select cases, the solutions may include products from a SteelCloud strategic partner. In addition, the Company provides fulltime and contract staffing services for IT departments.
The Company makes research and development investments in proprietary software (intellectual property) products. Its SteelWorksTM software, which may be embedded in the Company’s appliances, adds management functionality to its appliance server offerings. In addition, in the federal integrator market, SteelCloud and Go Ahead Software are collaborating to enhance the Company’s Advanced Telecommunication Computing Architecture (ATCA) offerings with middleware which extends the inherent high-availability capabilities of the hardware to the application programs. SteelCloud ATCA servers with middleware are being positioned for the high availability military, mobile and intelligence markets where 99.999% reliability is required. The offerings are now under development and expected to provide new program revenues in fiscal 2008.
Federal Integrator and ISV Business
The Company’s primary target markets are federal integrators and ISVs. The Company believes that its specialized server products are best suited to address the high volume needs of the federal government. The Company teams with large federal integrators as its primary channel for delivering its specialized servers.
Federal integrators outsource their specialized server requirements to SteelCloud. The Company designs and manufactures specialized computing platforms that are the foundation upon which the integrators develop and deliver their solutions. This allows the integrators to shift their attention to application software and services. As a result, integrators shorten their time to deliver and lower their overall development costs.
The Company compliments its specialized servers, which are often designed to withstand unusual environmental conditions, with software integration and testing services. SteelCloud also provides configuration management, program management, logistics and support services that are generally unavailable from traditional computer vendors.
For its ISV customers, the Company is their ‘virtual hardware engineering division.’ SteelCloud creates a unique product for the ISV by integrating the ISV’s software onto a specialized appliance platform running Linux, FreeBSD, or one of Microsoft’s operating systems. SteelWorksTM may also be included to enhance installation, management and support of the appliance.
In addition, SteelCloud augments the ISV’s internal capabilities by taking responsibility for those tasks necessary to successfully bring an appliance to market, but which are impractical for the ISV to perform. Services include branding, asset tagging, supply chain and inventory management, fulfillment, logistics and program management. The final deliverable is a branded, unique, optimized appliance that is ready-to-deploy when it arrives at the ISV’s end customer’s site.

End User Solutions
The Company’s IT end user solutions are targeted for medium to enterprise-level organizations in the government and commercial markets across the United States with an emphasis on the Washington, DC metropolitan area. Most of SteelCloud’s IT solutions incorporate technologies from Microsoft. As a Microsoft Gold Certified Partner, SteelCloud has demonstrated the highest level of competence with Microsoft products. Microsoft-sponsored customer surveys in 2005 and 2006 ranked SteelCloud on criteria such as timeliness, technical competency, ability to solve problems, return on investment and customer support. All respondents ranked SteelCloud in the highest category for customer satisfaction.
The Company is adding its own SteelCloud products to its direct-to-user solutions line to increase sales revenue and gross profit margins. End user products and services are sold into the federal market space via the Company’s General Services Administration (“GSA”) Schedule, Indefinite Delivery/Indefinite Quantify (“ID/IQ”) agreements and Blanket Purchase Agreement (“BPA”) contracts.
Research and Development
By investing in product development, the Company believes it will have more control over the functionality and marketing of its products. The Company also believes that the resulting intellectual property will increase the competitiveness of its offerings and improve product margins. During fiscal 2007, the Company incurred research and development costs of approximately $143,000. The Company will continue to incur costs for product development in future periods.
The Company invests in intellectual property in the form of proprietary SteelCloud products such as SteelWorksTM. This appliance management software provides management and maintenance functionality to its appliance servers and allows federal integrators and ISV customers to quickly offer a fully integrated turnkey appliance server. The Company is working to expand SteelWorksTM compatibility and to increase its disaster recovery capabilities.
SteelCloud is also making research and development investments in High Availability Servers based on ATCA hardware and HA middleware. The systems will enable federal integrators to shorten the time it takes for them to develop applications requiring 99.999 % uptime.
Significant Customer Contracts
The Company has a multiple award schedule contract with GSA (the “GSA Contract”). The Company’s GSA Contract was originally awarded in April 1996. It was renewed in fiscal 2002 and is valid through March 31, 2007. In August, 2006, GSA Contract auditors awarded the Company with an “Outstanding” rating for the management and execution of its GSA Contract. The Company expects to renew this contract and believes its recent audit ratings will result in a successful extension of the contract. The GSA Contract enables government IT purchasers to acquire all of their requirements from a particular vendor and largely limits the competition to selected vendors holding GSA Contracts.
Notices from Nasdaq
On January 26, 2007, the Company regained compliance under Nasdaq Marketplace Rule 4310(c)(8)(D). On August 9, 2006, SteelCloud announced it had received notice, under Marketplace Rule 4310(c)(4)(the “Rule”), that its common stock is subject to potential delisting from the Nasdaq National Market because the bid price of the Company’s common stock closed below the minimum $1.00 per share requirement for 30 consecutive business days prior to August 8, 2006.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles requires management to make certain judgments, estimates and assumptions that could affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We based our estimates and assumptions on historical experience and on various other assumptions believed to be applicable, and evaluated them on an on-going basis to ensure they remained reasonable under current conditions. Actual results could differ significantly from those estimates. No changes to our critical accounting policies have taken place since October 31, 2006.
Recently Issued Accounting Pronouncements
In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 applies to all voluntary changes in accounting principle and requires retrospective application (a term defined by the statement) to prior periods’ financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 as of the beginning of fiscal 2007 with no impact on our financial condition or results of operations.
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109. This pronouncement recommends a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in the Company’s tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for our first fiscal quarter of fiscal 2008. We are in the process of evaluating the effect, if any; the adoption of FIN 48 will have on our financial statements.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are in the process of evaluating the effect, if any; the adoption of SFAS No. 157 will have on our financial statements.
In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which addresses how uncorrected errors in previous years should be considered when quantifying errors in current-year financial statements. SAB 108 requires registrants to consider the effect of all carry over and reversing effects of prior-year misstatements when quantifying errors in current-year financial statements. SAB 108 allows registrants to record the effects of adopting the guidance as a cumulative-effect adjustment to retained earnings. The Company adopted SAB 108 as of the beginning of fiscal 2007 with no impact on our financial condition or results of operations.

RESULTS OF OPERATIONS
For the months ended January 31, 2007 compared to the three months ended January 31, 2006
Net Revenue Discussion:
          The following table summarizes SteelCloud’s net revenue for the three months ended January 31, 2006 and 2007 in dollars and as a percentage of net revenues.

	Three Months Ended January 31,
	2006		2007		Increase (decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage

Products	$5,502,408	89.08%	$3,890,161	87.95%	$(1,612,247)	(29.30)%
Services	674,617	10.92%	532,906	12.05%	(141,711)	(21.01)%

Total net revenues	$6,177,025	100.00%	$4,423,067	100.00%	$(1,753,958)	(28.39)%
The decrease in product revenues is primarily attributable to program delays associated with several contracts with one federal integrator during fiscal year 2007. The Company recognized revenue of approximately $1.5 million with this integrator for the three month period ended January 31, 2006, compared to approximately $310,000 during the same period in fiscal year 2007. Partially offsetting the decrease for the three month period was higher demand for ISV products generated by new and existing customers during 2007. For the three month period ended January 31, 2007 the Company recognized revenue associated with its ISV products of approximately $1.5 million compared to approximately $1.2 million for the three month period ended January 31, 2006. Although the Company has transitioned away from the third party solution business, which typically has lower margins, the Company continues to deliver residual orders resulting in revenue for the quarter.
The decrease in service revenues for the three month period ended January 31, 2007 as compared to the same period in fiscal 2006 is primarily the result of the Company serving the market directly rather than through its strategic partners. The Company has refocused its services business on the local Washington DC technology market which has resulted in a temporary decline in revenues. The Company expects service revenue to grow in the future as it realigns the business.
Gross Margin Discussion:
The following table summarizes SteelCloud’s gross margin for the three months ended January 31, 2006 and 2007 in dollars, as a percentage of gross margin and as a percentage of net revenues.

	Three Months Ended January 31,
	2006		2007		Increase (decrease)
		% of Net		% of Net
	Dollars	Margin	Dollars	Margin	Dollars	Percentage

Products	$1,162,334	85.28%	$624,187	79.41%	$(538,147)	(46.30)%

Products – GM%	21.12%		16.05%

Services	$200,703	14.72%	161,828	20.59%	$(38,875)	(19.37)%

Services – GM%	29.75%		30.37%

Total gross margin	$1,363,037	100.00%	$786,015	100.00%	$(577,022)	(42.33)%

Total – GM%	22.07%		17.77%

The decrease in gross margin for the three months ended January 31, 2007 as compared to the same period in fiscal 2006 is primarily due to the decrease in contracts relating to the Company’s integrator business in fiscal 2007 and the residual revenue recognized relating to the lower margin solution business. The Company expects gross margin as a percentage of net revenues to fluctuate from quarter to quarter as product lines expand, new products are brought to market, start up costs are incurred and new discounts, incentives and rebates become available.
The increase in services gross margin is attributable to the combination of the Company’s fiscal year 2006 restructuring efforts, selling services directly to the market rather than through its strategic partners, and better utilization of the staff available for service contracts. The Company anticipates gross margin for services to fluctuate in future quarters as a result of the Company trying to realign and grow the services division.
Operating Expense Discussion:
The following table summarizes SteelCloud’s operating expenses for the three months ended January 31, 2006 and 2007 in dollars and as a percentage of net revenues.

	Three Months Ended January 31,
	2006		2007		Increase (decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage

Selling and marketing	$500,174	8.10%	$418,109	9.45%	$(82,065)	(16.41)%

General and administrative	1,504,036	24.35%	1,375,457	31.10%	(128,579)	(8.55)%

Research and product development	178,363	2.89%	142,827	3.23%	(35,536)	(19.92)%

Amortization of goodwill	28,778	0.47%	—	0.00%	(28,778)	(100.00)%

Total operating expenses	$2,211,351	35.80%	$1,936,393	43.78%	$(274,958)	(12.43)%
The decrease in selling and marketing expense is the result of the 2006 restructuring efforts which resulted in a decrease in selling and marketing personnel for the three months ended January 31, 2007 compared to the three months ended January 31, 2006. For the first half of fiscal 2006, the Company made investments in areas outside the Company’s core business that did not return the expected results. During the second half of fiscal year 2006, the Company took steps to eliminate unsuccessful business activities to focus and reinvest in the Company’s core business, the federal integrator and ISV markets. Although the Company anticipates selling and marketing expenses to increase as new products and services are introduced, the Company will continue to evaluate its costs relative to its revenues and gross margins.
The decrease in research and product development for the three months ended January 31, 2007 compared to the three months ended January 31, 2006 is the result of the Company closing its Florida office during the third quarter of fiscal year 2006 and transitioning all research and development activities to its corporate office. The Company continues to make investments in research and development to maintain and grow current products. The Company believes that research and development expenses will fluctuate from quarter to quarter as new products are being developed and introduced into the marketplace.
The decrease in general and administrative expenses for the three months ended January 31, 2007 compared to the three months ended January 31, 2006 is primarily attributable to the cost reductions that was initiated during the third quarter of fiscal year 2006. The cost reductions included curtailing expenses related to non-revenue generating activities, terminating non-essential employees, and instituting an across the board departmental expense reduction. The Company’s cost reductions were offset by an increase of approximately $91,000 in stock option compensation expense for the three months ended January 31, 2007 compared to the same period in fiscal year 2006. Although the Company continues to manage its costs relative to its revenues and gross margins, additional resources may be required in order to invest in its core federal integrator and ISV business.

The decrease in amortization expense is the result of the Company reducing the carrying value of its goodwill to its estimated fair value during the third quarter of fiscal year 2006. As of January 31, 2007, the Company has no goodwill or other intangible assets associated with acquisitions on its balance sheet.
Other Income Discussion:
The following table summarizes SteelCloud’s other income for the three months ended January 31, 2006 and 2007 in dollars and as a percentage of net revenues.

	Three Months Ended January 31,
	2006		2007		Increase (decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage

Interest income net	$17,430	0.28%	$14,223	0.32%	$(3,207)	(18.40)%

Total other income	$17,430	0.28%	$14,223	0.32%	$(3,207)	(18.40)%
The Company’s interest income for the three month period ended January 31, 2007 was lower than the comparable period in fiscal year 2006 due to lower cash on hand and decreases in interest rates during the three months ended January 31, 2007.
Net (Loss) Discussion:
The following table summarizes SteelCloud’s net (loss) for the three months ended January 31, 2006 and 2007 in dollars and as a percentage of net revenues.

	Three Months Ended January 31,
	2006		2007		Increase (decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage

Net (loss)	$(830,884)	(13.45)%	$(1,136,155)	(25.69)%	$305,271	36.74%
The increase in net loss for the three months ended January 31, 2007 as compared to the same period in fiscal 2006 is a result of the Company’s lower revenue during the three months ended January 31, 2007 compared to the same period in fiscal year 2006. The Company plans for revenue to grow while keeping expenses in alignment with its revenue and gross margins.

LIQUIDITY AND CAPITAL RESOURCES
As of January 31, 2007, the Company had working capital of $4.1 million. While the Company has used cash in operations and incurred losses in the three month period ended January 31, 2007, the Company believes cash on hand will provide sufficient financial resources to finance operations of the Company during the upcoming 12 months.
For the three months ended January 31, 2007, the Company used $238,000 in cash from operating activities. The Company’s primary use of cash was to finance operating losses and reduce accounts payable balance and accrued expenses by approximately $474,000 and $255,000, respectively. A decrease in accounts receivable generated approximately $1.0 million of cash.
For the three months ended January 31, 2007, the Company invested approximately $28,000 in property and equipment.
For the three months ended January 31, 2007, the Company issued 250,000 warrants in exchange for the retainage of a financial services firm valued at $40,000. The warrants were issued at an exercise price of $0.54 and expire October 6, 2010.
On March 6, 2007, the Company renewed its bank line of credit that allows the Company to borrow an amount to the lesser of its collateralized cash on hand or $3.5 million. The line of credit bears interest at the LIBOR Market Index rate plus 1.25%. The line of credit is secured by all assets of the Company and expires on March 31, 2008.
From time to time, the Company may pursue strategic acquisitions or mergers, which may require significant additional capital. In such event, the Company may seek additional financing of debt and/or equity.
During fiscal year 2006, the Company developed a new vision and strategy predicated upon returning the Company to profitability. Accordingly, the Company began focusing on its key strengths as an engineering and manufacturing integrator specializing in network centric and embedded computing solutions for the federal marketplace and Independent Software Vendors. The enhanced focus on the Company’s chosen markets, coupled with cost reductions, will allow the Company to manage its costs of operations in relation to its revenues. Management believes cash and cash equivalents on hand as of January 31, 2007 will be sufficient to fund its operations through fiscal 2007.
Contractual Obligations and Commercial Commitments:
The Company has significant contractual obligations as of January 31, 2007 and beyond for its operating leases and employment agreements. The total obligation for the Company’s office leases, expiring in August 2009 and August 2014, is approximately $44,000 a month. The total obligation for the Company’s employment agreements, expiring in June 2007, September 2007 and June 2009, is approximately $50,000 a month and does not include applicable employment taxes and potential bonuses. Future rental and salary payments under operating lease and employment agreements are presented below. The Company does not have any purchase obligations, capital lease obligations or any material commitments for capital expenditures. The Company has not engaged in off-balance sheet financing, commodity contract trading or significant related party transactions.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Notes payable	$39,817	$14,711	$19,143	$5,963	—
Operating leases	2,762,728	564,196	965,656	537,982	694,894
Employment agreements	745,000	408,542	336,458	—	—

Total	$3,547,545	$987,449	$1,321,257	$543,945	$694,894

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
Changes in Internal Controls Over Financial Reporting
There was no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors disclosed in the “Risk Factors” sections of the Company’s annual report on Form 10-K for the year ended October 31, 2006.

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

March 19, 2007	STEELCLOUD, INC.

	By:	/s/ Clifton W. Sink, Jr.
	Name:	Clifton W. Sink, Jr.
	Title:	Chief Executive Officer and President

	By:	/s/ Robert Richmond

	Name:	Robert Richmond
	Title:	Chief Operating Officer

	By:	/s/ Kevin Murphy

	Name:	Kevin Murphy
	Title:	Chief Financial Officer