Form 10-Q
period 2007-04-30
STEELCLOUD INC
filed 2007-06-13
CIK 1058027

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2007
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
Yes ☐ No ☑
As of June 1, 2007 there were 14,283,680 shares of the registrant’s common stock outstanding.

SteelCloud, Inc.
Form 10-Q Index
For the Quarterly period ended April 30, 2007

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
STEELCLOUD, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

	October 31,	April 30,
	2006	2007
		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,655,163	$2,851,892
Accounts receivable, net	3,840,583	2,920,498
Inventory, net	1,144,820	1,267,368
Prepaid expenses and other current assets	206,287	332,229
Deferred contract costs	217,494	211,276

Total current assets	9,064,347	7,583,263

Property and equipment, net	1,039,752	917,484
Equipment on lease, net	441,866	474,444
Other assets	57,092	37,786

Total assets	$10,603,057	$9,012,977

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,639,346	$2,159,229
Accrued expenses	1,198,283	1,145,135
Notes payable, current	14,629	14,793
Unearned revenue	141,903	455,399

Total current liabilities	3,994,161	3,774,556

Long-term liabilities
Notes payable, long-term	28,991	21,199
Other, including severance obligations	367,741	179,460

Total long-term liabilities	396,732	200,659

Stockholders’ equity
Preferred stock, $.001 par value: 2,000,000 shares authorized, no shares issued and outstanding at October 31, 2006 and April 30, 2007	—	—
Common stock, $.001 par value: 50,000,000 shares authorized, 14,662,176 and 14,683,680 shares issued at October 31, 2006 and April 30, 2007, respectively	14,662	14,684
Additional paid in capital	49,834,658	50,089,388
Treasury stock, 400,000 shares at October 31, 2006 and April 30, 2007	(3,432,500)	(3,432,500)
Accumulated deficit	(40,204,656)	(41,633,810)

Total stockholders’ equity	6,212,164	5,037,762

Total liabilities and stockholders’ equity	$10,603,057	$9,012,977

The accompanying notes are an integral part of these consolidated financial statements.

STEELCLOUD, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2006	2007	2006	2007
Revenues
Products	$5,988,443	$4,395,910	$11,490,851	$8,286,071
Services	674,607	440,933	1,349,224	973,839

Total revenues	6,663,050	4,836,843	12,840,075	9,259,910

Cost of revenues
Products	5,046,894	3,035,531	9,386,968	6,301,505
Services	583,734	283,443	1,057,648	654,521

Total cost of revenues	5,630,628	3,318,974	10,444,616	6,956,026

Gross profit	1,032,422	1,517,869	2,395,459	2,303,884

Selling and marketing	711,978	336,645	1,212,152	754,754
Research and product development	127,443	151,770	305,806	294,597
General and administrative	1,704,362	1,333,920	3,208,398	2,709,377
Amortization of other intangible assets	28,779	—	57,557	—

(Loss) from operations	(1,540,140)	(304,466)	(2,388,454)	(1,454,844)

Interest income, net	11,827	11,467	29,257	25,690

(Loss) before income taxes	(1,528,313)	(292,999)	(2,359,197)	(1,429,154)

Provision for income taxes	400,000	—	400,000	—

Net (loss)	(1,928,313)	(292,999)	(2,759,197)	(1,429,154)

(Loss) per share (basic and diluted):

Basic and diluted (loss) per share	$(0.14)	$(0.02)	$(0.20)	$(0.10)

Weighted-average shares outstanding, basic and diluted	14,098,542	14,275,372	14,073,747	14,268,627
The accompanying notes are an integral part of these consolidated financial statements.

STEELCLOUD, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	April 30,
	2006	2007
Operating activities
Net (loss)	$(2,759,197)	$(1,429,154)

Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization	381,426	299,850
Stock-based compensation	62,378	214,752
Deferred tax expense	400,000	—
Warrant-based expense	—	40,000

Changes in operating assets and liabilities:
Accounts receivable	(695,802)	920,085
Inventory	(468,321)	(122,548)
Prepaid expenses and other assets	1,789	(106,636)
Deferred contract costs	(195,333)	6,218
Accounts payable	(245,624)	(480,117)
Unearned revenue	(38,660)	292,853
Accrued expenses and other liabilities	763,809	(220,786)

Net cash (used in) operating activities	(2,793,535)	(585,483)

Investing activities
Purchase of property and equipment	(90,897)	(210,160)

Net cash (used in) investing activities	(90,897)	(210,160)

Financing activities
Proceeds from exercise of common stock options	116,467	—
Payments on notes payable	(35,611)	(7,628)

Net cash provided by (used in) financing activities	80,856	(7,628)

Net (decrease) in cash and cash equivalents	(2,803,576)	(803,271)

Cash and cash equivalents at beginning of period	6,657,367	3,655,163

Cash and cash equivalents at end of period	$3,853,791	$2,851,892

Supplemental cash flow information

Interest paid	$2,137	$665
Income taxes paid	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

STEELCLOUD, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Nature of Business and Basis of Presentation
Founded in 1987, SteelCloud, Inc. (the “Company” or “SteelCloud”) is a leading engineering and manufacturing integrator specializing in network centric and embedded computing solutions for the federal marketplace and Independent Software Vendors (“ISV(s)”). The Company designs, manufactures and integrates specialized servers for federal market prime contractors (“federal integrators”) who use the specialized servers to deliver solutions to their government clients.
For ISV customers, SteelCloud designs, manufactures and integrates low-maintenance servers, called “appliances” in this market. These appliances can make the ISV’s software products easier to deploy and support, as well as more competitive. ISVs can open new markets by delivering their application software on fully-integrated, ready-to-use appliances.
In addition, the Company serves information technology end users directly, in both the public and private sectors, with Information Technology (“IT”) services for project-based and short and long term assignments. Areas of specialization include network security, service desk and IT infrastructure solutions. In select cases, the solutions may include products from a SteelCloud strategic partner.
The Company makes research and development investments in proprietary software (intellectual property) products. Its SteelWorksTM software, which may be embedded in the Company’s appliances, adds management functionality to its appliance server offerings. The Company continues to invest in new product development initiatives that may result in future revenues.
The Company’s ISO 9001:2000 certified Quality Management System establishes measurable quality objectives throughout the organization and provides procedures for continuous quality improvement in all aspects of the Company’s business. This certification is particularly critical to the Company’s success because it promotes continuous improvement in product reliability, on-time deliveries, and communication; all of which directly benefit customers and strengthens relationships. In February 2007, the Company passed its recertification audit of its entire ISO 9001:2000 Quality Management System to ensure that it conforms to the standard. The recertification further demonstrates the Company’s commitment to quality, customer satisfaction and continuous improvement. The current certification is valid though March 2010.
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for the quarterly reports on Form 10Q and, therefore omit or condense certain note disclosures and other information required by U.S. Generally Accepted Accounting Principles for complete financial statements. Except for the consolidated balance sheet as of October 31, 2006, which is derived from audited financial statements, the consolidated financial statements for the three and six month periods ended April 30, 2007 and 2006 are unaudited. In the opinion of management, all adjustments which are necessary to present fairly the financial position as of April 30, 2007 and 2006 and the results of operations and cash flows for the periods then ended have been included. Except as noted in Note 2 – Reclassification, all such adjustments are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K of the Company, which includes consolidated financial statements and notes thereto for the years ended October 31, 2006 and 2005.
2. Reclassification
Beginning in the three month period beginning May 1, 2006, the Company began to recognize revenue associated with the resale of maintenance and support contracts on a net basis in accordance with Financial Accounting Standards Board (“FASB”) Emerging Issue Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”. For comparative purposes, product revenue and cost of goods sold on the consolidated statements of operations for the three and six month periods ended April 30, 2006 have been reduced by approximately $630,000 and $1.1 million, respectively to reflect the effect of recording the resale of maintenance and support contracts on a net basis.

This reclassification had no effect on gross profit, net loss or net loss per share in the three and six month periods ending April 30, 2006.
Certain other prior period amounts have also been reclassified to conform to current period presentation.
3. Recently Issued Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 06-3, “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF 06-03”). EITF 06-03 concluded that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, such as sales, use, value added and certain excise taxes, is an accounting policy decision that should be disclosed in a company’s financial statements. In addition, companies that record such taxes on a gross basis should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The guidance is effective for financial reports for interim and annual reporting periods beginning after December 15, 2006. The Company collects and remits sales and property taxes on products and services that it purchases and sells under its contracts with customers, and reports such amounts under the net method in its consolidated statements of operations. Accordingly, there are no sales and property taxes included in gross revenue and therefore disclosure will not be required.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the effect, if any, the adoption of SFAS No. 157 will have on its financial statements.
In February 2007, the FASB issued Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides a choice to measure many financial instruments and certain other items at fair value and requires disclosures about the election of the fair value option. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Therefore, the Company is required to adopt SFAS No. 159 in the first quarter of 2008. The Company is in the process of evaluating the effect, if any, the adoption of SFAS No. 159 will have on its financial statements.
4. Stock-based Compensation
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
The Company recognized approximately $67,000 and $193,000 of stock-based compensation expense during the three and six month periods ended April 30, 2007, respectively, which is recorded as a general and administrative expense. Stock-based compensation expense for the three and six month periods ended April 30, 2007 increased the Company’s basic and diluted loss per share by $0.01. The estimated fair value of the Company’s stock-based awards is amortized on a straight-line basis over the awards’ vesting period.

Stock Option Plans
In May 2007, the Company’s shareholders approved the 2007 Stock Option Plan (the “2007 Option Plan”) which permits the Company to grant up to 1,500,000 options to employees, officers and directors of the Company.
Employee Stock Purchase Plan
In May 2007, the Company’s shareholders approved an amendment to the ESPP that increased the number of shares available for issuance from 300,000 to 600,000.
5. Equity
Issuance of unregistered common stock
On March 7, 2007, the Company issued 21,504 shares of its common stock to members of its Board of Directors. The shares were valued at $0.99. The total expense associated with this stock issuance was approximately $21,000.
Warrants
On October 6, 2006, the Company issued 250,000 warrants in exchange for the retainage of a financial services firm valued at $40,000. The warrants were issued at an exercise price of $0.54 and expire October 6, 2010. The total expense associated with the issuance of the warrants is $40,000 and is being recognized over the period of service.
Additional paid in capital
Additional paid in capital has increased approximately $255,000 during the six month period ended April 30, 2007 due to stock-based compensation expense of approximately $215,000 and warrant-based expense of $40,000 incurred in the period.
6. Debt
On March 6, 2007, the Company renewed its bank line of credit that allows the Company to borrow an amount to the lesser of its collateralized cash on hand or $3.5 million. The line of credit bears interest at the LIBOR Market Index rate plus 1.25%. The line of credit is secured by all assets of the Company and expires on March 31, 2008. There were no outstanding borrowings on the line of credit at October 31, 2006 and April 30, 2007.
7. Inventories
Inventories consisted of the following:

	October 31,	April 30,
	2006	2007
Raw materials	$814,000	$788,912
Work in process	68,247	18,926
Finished goods	262,573	459,530

	$1,144,820	$1,267,368

8. Earnings Per Share
Basic earnings per share is based on the weighted average number of common shares outstanding during the period and is calculated by dividing the net earnings (loss) by the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding plus common stock equivalents associated with stock options and warrants and is calculated by dividing net earnings by the weighted average number of common shares outstanding used in the basic earnings per share calculation plus the common stock equivalent of stock options and warrants. The dilutive weighted average number of common shares outstanding excluded potential common shares from stock options of approximately 786,000 and 563,000 for the three and six month periods ended April 30, 2007, respectively, and approximately 162,000 and 191,000 for the three and six month periods ended April 30, 2006, respectively. These shares were excluded from the earnings per share calculation due to their antidilutive effect resulting from the loss from operations.
9. Significant Customers
For the three month period ended April 30, 2007, the Company’s significant customers were a Commercial Customer, ISV Customer A and ISV Customer B representing 11.08%, 39.31% and 14.84% of the Company’s revenue, respectively. For the six month period ended April 30, 2007, the Company’s significant customers were ISV Customer A and ISV Customer B representing 30.07% and 11.80% of the Company’s revenue, respectively. The accounts receivable balance as of April 30, 2007 included amounts from the Commercial Customer, ISV Customer A and ISV Customer B representing 18.21%, 28.10% and 18.79% of total net account receivables, respectively.

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

OVERVIEW
Founded in 1987, SteelCloud, Inc. (the “Company” or “SteelCloud”) is a leading engineering and manufacturing integrator specializing in network centric and embedded computing solutions for the federal marketplace and Independent Software Vendors (“ISV(s)”). The Company designs, manufactures and integrates specialized servers for federal integrators who use the specialized servers to deliver solutions to their government clients.
For ISV customers, SteelCloud designs, manufactures and integrates low-maintenance servers, called “appliances” in this market. These appliances can make the ISV’s software products easier to deploy and support, as well as more competitive. ISVs can open new markets by delivering their application software on fully-integrated, ready-to-use appliances.
In addition, the Company serves information technology end users directly, in both the public and private sectors, with Information Technology (“IT”) services for project-based and short and long term assignments. Areas of specialization include network security, service desk and IT infrastructure solutions. In select cases, the solutions may include products from a SteelCloud strategic partner.
The Company makes research and development investments in proprietary software (intellectual property) products. Its SteelWorksTM software, which may be embedded in the Company’s appliances, adds management functionality to its appliance server offerings. The Company continues to invest in new product development initiatives that may result in future revenues.
Federal Integrator and ISV Business
The Company’s primary target markets are federal integrators and ISVs. The Company believes that its specialized server products are best suited to the high volume needs of the federal government. The Company teams with large federal integrators as its primary channel for delivering its specialized servers.
Federal integrators outsource their specialized requirements to SteelCloud. The Company designs and manufactures specialized computing platforms that are the foundation upon which the integrators develop and deliver their solutions. This allows the integrators to shift their attention to application software and services. As a result, integrators shorten their time to deliver and lower their overall development costs.
The Company compliments its specialized servers, which are often designed to withstand unusual environmental conditions, with software integration and testing services. SteelCloud also provides configuration management, program management, logistics and support services that are generally unavailable from traditional computer vendors.
For its ISV customers, the Company serves as their ‘virtual hardware division.’ SteelCloud creates a unique product for the ISV by integrating the ISV’s software onto a specialized appliance platform running Linux or one of Microsoft’s operating systems. SteelWorksTM may also be included to enhance installation, management and support of the appliance.
In addition, SteelCloud augments the ISV’s internal capabilities by taking responsibility for those tasks necessary to successfully bring an appliance to market, but which are impractical for the ISV to perform. Services include branding, asset tagging, supply chain and inventory management, fulfillment, logistics and program management. The final deliverable is a branded, unique, optimized appliance that is ready to deploy when it arrives at the ISV’s end customer’s site.
The Company is adding its own SteelCloud products and services to its end user solutions line to increase sales revenue and gross profit margins. End user products and services are sold into the federal market space via the Company’s General Services Administration (“GSA”) Schedule, Indefinite Delivery/Indefinite Quantity (“ID/IQ”) agreements, and Blanket Purchase Agreement (“BPA”) contracts.

IT Services
The Company’s IT services are marketed directly to end users and target medium to enterprise-level organizations in the government and commercial markets across the United States, with an emphasis on the Washington, D.C. metropolitan area. Many of SteelCloud’s IT services incorporate technologies from Microsoft. As a Microsoft Gold Certified Partner, SteelCloud has demonstrated the highest level of competence with Microsoft products. Microsoft-sponsored customer surveys in 2005 and 2006 ranked SteelCloud on criteria such as timeliness, technical competency, ability to solve problems, return on investment and customer support. All respondents ranked SteelCloud in the highest category for customer satisfaction.
Research and Development
By investing in product development, the Company believes it will have more control over the functionality and marketing of its products. The Company also believes that the resulting intellectual property will increase the competitiveness of its offerings and improve product margins. For the three and six month periods ended April 30, 2007, the Company incurred research and development costs of approximately $152,000 and $295,000, respectively. The Company will continue to incur costs for product development in future periods.
The Company invests in intellectual property in the form of proprietary SteelCloud products such as SteelWorksTM. This appliance management software provides management and maintenance functionality to its appliance servers and allows federal integrator and ISV customers to quickly offer a fully integrated turnkey appliance server. The Company is working to expand SteelWorksTM compatibility and to increase its disaster recovery capabilities. The Company continues to invest in new product development initiatives that may result in future revenues.
Significant Customer Contracts
The Company has a multiple award schedule contract with GSA (the “GSA Contract”). The Company’s GSA Contract was originally awarded in April 1996. It was renewed in fiscal years 2002 and 2007, and is valid through March 31, 2012. In August 2006, GSA Contract auditors awarded the Company with an “Outstanding” rating for the management and execution of its GSA Contract. The GSA Contract enables government IT purchasers to acquire all of their needed goods and services from a particular vendor and largely limits the competition to selected vendors holding GSA Contracts.
Notices from Nasdaq
On January 26, 2007, the Company regained compliance under Nasdaq Marketplace Rule 4310(c)(8)(D) as the closing bid price of its stock exceeded $1.00 for ten consecutive business days. On August 9, 2006, the Company announced it had received notice, under Marketplace Rule 4310(c)(4) (the “Rule”), that its common stock was subject to potential delisting from the Nasdaq National Market because the bid price of the Company’s common stock closed below the minimum $1.00 per share requirement for 30 consecutive business days prior to August 8, 2006.

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
Recently Issued Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are in the process of evaluating the effect, if any, the adoption of SFAS No. 157 will have on our financial statements.
In February 2007, the FASB issued Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides a choice to measure many financial instruments and certain other items at fair value and requires disclosures about the election of the fair value option. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Therefore, the Company is required to adopt SFAS No. 159 in the first quarter of 2008. We are in the process of evaluating the effect, if any, the adoption of SFAS No. 159 will have on our financial statements.

RESULTS OF OPERATIONS
For the three months ended April 30, 2007 compared to the three months ended April 30, 2006
Net Revenue Discussion:
The following table summarizes the Company’s net revenue for the three months ended April 30, 2006 and 2007 in dollars and as a percentage of net revenues.

	Three Months Ended April 30,
	2006		2007		Increase (decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage

Products	$5,988,443	89.88%	$4,395,910	90.88%	$(1,592,533)	(26.59)%
Services	674,607	10.12%	440,933	9.12%	(233,674)	(34.64)%

Total net revenues	$6,663,050	100.00%	$4,836,843	100.00%	$(1,826,207)	(27.41)%
The decrease in product revenues is primarily attributable to the Company transitioning away from the third party solution business. The Company recognized revenue of approximately $1.7 million associated with its third party solution business for the three months ended April 30, 2006 compared to $232,000 for the same period in fiscal year 2007.
The decrease in service revenues for the three month period ended April 30, 2007 as compared to the same period in fiscal 2006 is the result of the Company successfully transitioning away from the third party solutions business. As a result, the Company is serving the market directly rather than through its strategic partners. During the end of fiscal year 2006, the Company refocused its services business on the local Washington D.C. technology market which has resulted in a temporary decline in revenues. The Company expects service revenue to grow in the future as it realigns the business.
Gross Margin Discussion:
The following table summarizes the Company’s gross margin for the three months ended April 30, 2006 and 2007 in dollars, as a percentage of gross margin and as a percentage of net revenues.

	Three Months Ended April 30,
	2006		2007		Increase (decrease)
		% of Gross		% of Gross
	Dollars	Margin	Dollars	Margin	Dollars	Percentage

Products	$941,549	91.20%	$1,360,379	89.62%	$418,830	44.48%
Products — GM%	15.72%		30.95%

Services	$90,873	8.80%	157,490	10.38%	$66,617	73.31%
Services — GM%	13.47%		35.72%

Total gross margin	$1,032,422	100.00%	$1,517,869	100.00%	$485,447	47.02%
Total — GM%	15.49%		31.38%

The increase in gross margin for the three months ended April 30, 2007 as compared to the same period in fiscal 2006 is primarily due to the Company’s transition away from the third party solution business, which historically yielded lower margins. In addition, the increase is attributable to the Company incurring costs of approximately $250,000 to write-down the inventoried costs of end of life products in the three month period ended April 30, 2006. The Company exceeded its internal margin plan for the three months ended April 30, 2007 as a result of certain one-time reductions in its raw material costs coupled with the favorable timing of orders. The Company expects gross margin as a percentage of net revenues to continue to fluctuate from quarter to quarter as product lines expand, new products are brought to market, start up costs are incurred and new discounts, incentives and rebates become available.
The increase in services gross margin for the three months ended April 30, 2007 as compared to the same period in fiscal 2006 is attributable to the combination of the Company successfully transitioning away from the third party solutions business and its fiscal year 2006 restructuring efforts,. As a result, the Company is selling services directly to the market rather than through its strategic partners. In addition, the increase is the result of improved utilization of the staff available for service contracts. The Company anticipates gross margin for services to fluctuate in future quarters as a result of the Company realigning and growing the services division.
Operating Expense Discussion:
The following table summarizes the Company’s operating expenses for the three months ended April 30, 2006 and 2007 in dollars and as a percentage of net revenues.

	Three Months Ended April 30,
	2006		2007		Increase (decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage

Selling and marketing	$711,978	10.69%	$336,645	6.96%	$(375,333)	(52.72)%
Research and product development	127,443	1.91%	151,770	3.14%	24,327	19.09%
General and administrative	1,704,362	25.58%	1,333,920	27.58%	(370,442)	(21.73)%
Amortization of other intangible assets	28,779	0.43%	—	0.00%	(28,779)	(100.00)%

Total operating expenses	$2,572,562	38.61%	$1,822,335	37.68%	$(750,227)	(29.16)%
The decrease in selling and marketing expense is the result of the 2006 restructuring efforts which resulted in a decrease in selling and marketing personnel for the three months ended April 30, 2007 compared to the three months ended April 30, 2006. For the first half of fiscal 2006, the Company made investments in areas outside the Company’s core business that did not return the expected results. During the second half of fiscal year 2006, the Company took steps to eliminate unsuccessful business activities to focus and reinvest in the Company’s core business, the federal integrator and ISV markets. Although the Company anticipates selling and marketing expenses to increase as new products and services are introduced, the Company will continue to evaluate its costs relative to its revenues and gross margins.
The increase in research and product development for the three months ended April 30, 2007 compared to the three months ended April 30, 2006 is the result of the Company continuing to make investments in research and development to maintain and grow current products. The Company believes that research and development expenses will fluctuate from quarter to quarter as new products are being developed and introduced into the marketplace.

The decrease in general and administrative expenses for the three months ended April 30, 2007 compared to the three months ended April 30, 2006 is primarily attributable to the cost reductions that were initiated during the third quarter of fiscal year 2006. The cost reductions included curtailing expenses related to non-revenue generating activities, terminating non-essential employees, and instituting an across the board departmental expense reduction. The decrease is also the result of costs of approximately $200,000 associated with amendment and termination of the employment contract of the Company’s President during the three month period ended April 30, 2006. The Company’s cost reductions were offset by an increase of approximately $61,000 in non-cash stock compensation expense for the three months ended April 30, 2007 compared to the same period in fiscal year 2006. Although the Company continues to manage its costs relative to its revenues and gross margins, additional resources may be required in order to invest in its core federal integrator and ISV business.
The decrease in amortization expense is the result of the Company reducing the carrying value of its other intangible assets to their estimated fair value during the third quarter of fiscal year 2006. As of April 30, 2007, the Company has no goodwill or other intangible assets associated with acquisitions on its balance sheet.
Other Income Discussion:
The following table summarizes the Company’s other income for the three months ended April 30, 2006 and 2007 in dollars and as a percentage of net revenues.

	Three Months Ended April 30,
	2006		2007		Increase (decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage

Interest income, net	$11,827	0.18%	$11,467	0.24%	$(360)	(3.04)%

Total other income	$11,827	0.18%	$11,467	0.24%	$(360)	(3.04)%
The Company’s interest income for the three month period ended April 30, 2007 remained consistent with the comparable period in fiscal year 2006.
Provision for Income Tax Discussion:
The following table summarizes the Company’s provision for income tax for the three months ended April 30, 2006 and 2007 in dollars and as a percentage of net revenues.

	Three Months Ended April 30,
	2006		2007		Increase (decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage

Provision for income tax	$400,000	6.00%	$—	0.00%	$(400,000)	(100.00)%
For the three month period ended April 30, 2006, the Company recognized $400,000 in income tax expense due to the adjustment of its tax valuation allowance. As a result of the adjustment, the Company’s deferred tax assets were, and remain, fully reserved.
Net (Loss) Discussion:
The following table summarizes the Company’s net (loss) for the three months ended April 30, 2006 and 2007 in dollars and as a percentage of net revenues.

	Three Months Ended April 30,
	2006		2007		Increase (decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage

Net (loss)	$(1,928,313)	(28.94)%	$(292,999)	(6.06)%	$(1,635,314)	(84.81)%

The decrease in net loss for the three months ended April 30, 2007 as compared to the same period in fiscal 2006 is a result of the Company’s higher gross margins during the three months ended April 30, 2007, the effects of the Company’s fiscal year 2006 restructuring activities, and the Company continuing to manage its costs relative to its revenue during the three months ended April 30, 2007 compared to the same period in fiscal year 2006. In addition, the Company incurred significant, one-time, non-recurring expenses during the three month period ended April 30, 2006. These expenses included approximately $200,000 associated with the amendment and termination of the employment contract of the Company’s President during the three month period ended April 30, 2006, $400,000 in income tax expense due to the adjustment of the Company’s tax valuation allowance and approximately $250,000 in expense for inventory obsolescence primarily associated with end of life products. The Company plans for revenue to grow while keeping expenses in alignment with its revenue and gross margins.
For the six months ended April 30, 2007 compared to the six months ended April 30, 2006
Net Revenue Discussion:
     The following table summarizes the Company’s net revenue for the six months ended April 30, 2006 and 2007 in dollars and as a percentage of net revenues.

	Six Months Ended April 30,
	2006		2007		Increase (decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage

Products	$11,490,851	89.49%	$8,286,071	89.48%	$(3,204,780)	(27.89)%
Services	1,349,224	10.51%	973,839	10.52%	(375,385)	(27.82)%

Total net revenues	$12,840,075	100.00%	$9,259,910	100.00%	$(3,580,165)	(27.88)%
The decrease in product revenues is primarily attributable to the Company transitioning away from the third party solution business. The Company recognized revenue of approximately $3.4 million associated with its third party solution business for the six months ended April 30, 2006 compared to $1.7 million for the same period in fiscal year 2007. The decrease is also attributable to program delays associated with several contracts with one federal integrator during fiscal year 2007.
The decrease in service revenues for the six month period ended April 30, 2007 as compared to the same period in fiscal 2006 is the result of the Company successfully transitioning away from the third party solutions business. As a result, the Company is serving the market directly rather than through its strategic partners. During the end of fiscal year 2006, the Company has refocused its services business on the local Washington D.C. technology market which has resulted in a temporary decline in revenues. The Company expects service revenue to grow in the future as it realigns the business.

Gross Margin Discussion:
The following table summarizes the Company’s gross margin for the six months ended April 30, 2006 and 2007 in dollars, as a percentage of gross margin and as a percentage of net revenues.

	Six Months Ended April 30,
	2006		2007		Increase (decrease)
		% of Gross		% of Gross
	Dollars	Margin	Dollars	Margin	Dollars	Percentage

Products	$2,103,883	87.83%	$1,984,566	86.14%	$(119,317)	(5.67)%
Products — GM%	18.31%		23.95%

Services	$291,576	12.17%	$319,318	13.86%	$27,742	9.51%
Services — GM%	21.61%		32.79%

Total gross margin	$2,395,459	100.00%	$2,303,884	100.00%	$(91,575)	(3.82)%
Total — GM%	18.66%		24.88%
The decrease in product gross margin for the six months ended April 30, 2007 compared to the same period in fiscal 2006 is attributable to the lower net revenue for the six months ended April 30, 2007 compared to the same period in fiscal year 2006. This decrease was mitigated by higher margins for the six months ended April 30, 2007 compared to the same period in fiscal 2006, due to the Company’s transition away from its third party solution business during the first six months of fiscal year 2007. The Company expects gross margin as a percentage of net revenues to fluctuate from quarter to quarter as product lines expand, new products are brought to market, start up costs are incurred and new discounts, incentives and rebates become available.
The increase in services gross margin for the six month period ended April 30, 2007 compared to the same period in fiscal year 2006 is attributable to the combination of the Company successfully transitioning away from the third party solutions business and its fiscal year 2006 restructuring efforts. As a result, the Company is selling services directly to the market rather than through its strategic partners. In addition, the increase is the result of improved utilization of the staff available for service contracts. The Company anticipates gross margin for services to fluctuate in future quarters as a result of the Company realigning and growing the services division.
Operating Expense Discussion:
The following table summarizes the Company’s operating expenses for the six months ended April 30, 2006 and 2007 in dollars and as a percentage of net revenues.

	Six Months Ended April 30,
	2006		2007		Increase (decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage

Selling and marketing	$1,212,152	9.44%	$754,754	8.15%	$(457,398)	(37.73)%
Research and product development	305,806	2.38%	294,597	3.18%	(11,209)	(3.67)%
General and administrative	3,208,398	24.99%	2,709,377	29.26%	(499,021)	(15.55)%
Amortization of other intangible assets	57,557	0.45%	—	0.00%	(57,557)	(100.00)%

Total operating expenses	$4,783,913	37.26%	$3,758,728	40.59%	$(1,025,185)	(21.43)%

The decrease in selling and marketing expense for the six months ended April 30, 2007 compared to the six months ended April 30, 2006 is the result of the 2006 restructuring efforts which resulted in a decrease in selling and marketing personnel for the six months ended April 30, 2007 compared to the six months ended April 30, 2006. For the first half of fiscal 2006, the Company made investments in areas outside the Company’s core business that did not return the expected results. During the second half of fiscal year 2006, the Company took steps to eliminate unsuccessful business activities to focus and reinvest in the Company’s core business, the federal integrator and ISV markets. Although the Company anticipates selling and marketing expenses to increase as new products and services are introduced, the Company will continue to evaluate its costs relative to its revenues and gross margins.
The decrease in research and product development for the six months ended April 30, 2007 compared to the six months ended April 30, 2006 is the result of the Company closing its Florida office during the third quarter of fiscal year 2006 and transitioning all research and development activities to its corporate office. The Company continues to make investments in research and development to maintain and grow current products. The Company believes that research and development expenses will fluctuate from quarter to quarter as new products are being developed and introduced into the marketplace.
The decrease in general and administrative expenses for the six months ended April 30, 2007 compared to the six months ended April 30, 2006 is primarily attributable to the cost reductions that were initiated during the third quarter of fiscal year 2006. The cost reductions included curtailing expenses related to non-revenue generating activities, terminating non-essential employees, and instituting an across the board departmental expense reduction. The decrease is also the result of costs of approximately $200,000 associated with the amendment and termination of the employment contract of the Company’s President during the six month period ended April 30, 2006. The Company’s cost reductions were offset by an increase of approximately $152,000 in non-cash stock compensation expense for the six months ended April 30, 2007 compared to the same period in fiscal year 2006. Although the Company continues to manage its costs relative to its revenues and gross margins, additional resources may be required in order to invest in its core federal integrator and ISV business.
The decrease in amortization expense is the result of the Company reducing the carrying value of its other intangible assets to their estimated fair value during the third quarter of fiscal year 2006. As of April 30, 2007, the Company has no goodwill or other intangible assets associated with acquisitions on its balance sheet.
Other Income Discussion:
The following table summarizes the Company’s other income for the six months ended April 30, 2006 and 2007 in dollars and as a percentage of net revenues.

	Six Months Ended April 30,
	2006		2007		Increase (decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage

Interest income, net	$29,257	0.23%	$25,690	0.28%	$(3,567)	(12.19)%

Total other income	$29,257	0.23%	$25,690	0.28%	$(3,567)	(12.19)%
The Company’s interest income for the six month period ended April 30, 2007 was lower than the comparable period in fiscal year 2006 due to lower cash on hand during the six months ended April 30, 2007.

Provision for Income Tax Discussion:
The following table summarizes the Company’s provision for income tax for the six months ended April 30, 2006 and 2007 in dollars and as a percentage of net revenues.

	Six Months Ended April 30,
	2006		2007		Increase (decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage

Provision for income tax	$400,000	3.12%	$—	0.00%	$(400,000)	(100.00)%
For the six month period ended April 30, 2006, the Company recognized $400,000 in income tax expense due to the adjustment of its tax valuation allowance. As a result of the adjustment, the Company’s deferred tax assets were, and remain, fully reserved.
Net (Loss) Discussion:
The following table summarizes the Company’s net (loss) for the six months ended April 30, 2006 and 2007 in dollars and as a percentage of net revenues.

	Six Months Ended April 30,
	2006		2007		Increase (decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage

Net (loss)	$(2,759,197)	(21.49)%	$(1,429,154)	(15.43)%	$(1,330,043)	(48.20)%
The decrease in net loss for the six months ended April 30, 2007 as compared to the same period in fiscal 2006 is a result of the Company’s fiscal year 2006 restructuring activities and the Company continuing to manage its costs relative to its revenue during the six months ended April 30, 2007 compared to the same period in fiscal year 2006. In addition, the Company incurred significant, one-time, non-recurring expenses during the six month period ended April 30, 2006. These expenses included approximately $200,000 associated with the amendment and termination of the employment contract of the Company’s President during the six month period ended April 30, 2006, $400,000 in income tax expense due to the adjustment of the Company’s tax valuation allowance and approximately $250,000 in expense for inventory obsolescence primarily associated with end of life products. The Company plans for revenue to grow while keeping expenses in alignment with its revenue and gross margins.

LIQUIDITY AND CAPITAL RESOURCES
As of April 30, 2007, the Company had working capital of $3.8 million. While the Company has used cash in operations and incurred losses in the six month period ended April 30, 2007, the Company believes cash on hand will provide sufficient financial resources to finance operations of the Company during the upcoming 12 months.
For the six months ended April 30, 2007, the Company used $590,000 in cash from operating activities. The Company’s primary use of cash was to finance operating losses and reduce accounts payable balance and accrued expenses by approximately $480,000 and $221,000, respectively. A decrease in accounts receivable generated approximately $900,000 of cash.
For the six months ended April 30, 2007, the Company invested approximately $205,000 in property and equipment. These expenditures primarily consisted of purchases of equipment leased to customers.
For the six months ended April 30, 2007, the Company issued 250,000 warrants in exchange for the retainage of a financial services firm valued at $40,000. The warrants were issued at an exercise price of $0.54 and expire October 6, 2010.
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
During fiscal year 2006, the Company developed a new vision and strategy predicated upon returning the Company to profitability. Accordingly, the Company began focusing on its key strengths as an engineering and manufacturing integrator specializing in network centric and embedded computing solutions for the federal marketplace and Independent Software Vendors. The enhanced focus on the Company’s chosen markets, coupled with cost reductions, will allow the Company to manage its costs of operations in relation to its revenues. Management believes cash and cash equivalents on hand as of April 30, 2007 will be sufficient to fund its operations through fiscal 2007.
Contractual Obligations and Commercial Commitments:
The Company has significant contractual obligations as of April 30, 2007 and beyond for its operating leases and employment agreements. The total obligation for the Company’s office leases, expiring in August 2009 and August 2014, is approximately $44,000 a month. The total obligation for the Company’s employment agreements, expiring in June 2007, September 2007 and June 2009, is approximately $50,000 a month and does not include applicable employment taxes and potential bonuses. Future rental and salary payments under operating lease and employment agreements are presented below. The Company does not have any purchase obligations, capital lease obligations or any material commitments for capital expenditures. The Company has not engaged in off-balance sheet financing, commodity contract trading or significant related party transactions.

Contractual Obligations	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Notes payable	$35,992	$14,793	$17,201	$3,998	—
Operating leases	2,621,678	564,196	891,854	537,982	627,646
Employment agreements	595,625	318,542	277,083	—	—

Total	$3,253,295	$897,531	$1,186,138	$541,980	$627,646

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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of the Company’s Disclosure Controls and Internal Controls
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Rule 13a-15(c) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms and is accumulated and communicated to our management, including Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors disclosed in the “Risk Factors” sections of the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2006.

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

June 13, 2007	STEELCLOUD, INC.
	By:	/s/ Clifton W. Sink, Jr.
		Name:	Clifton W. Sink, Jr.
		Title:	Chief Executive Officer and President

	By:	/s/ Robert Richmond
		Name:	Robert Richmond
		Title:	Chief Operating Officer

	By:	/s/ Kevin Murphy
		Name:	Kevin Murphy
		Title:	Chief Financial Officer