Form 10-Q
period 2007-07-31
STEELCLOUD INC
filed 2007-09-14
CIK 1058027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2007
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated filer ☐ Accelerated filer ☐ Non- accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of September 1, 2007 there were 14,313,648 shares of the registrant’s common stock outstanding.

SteelCloud, Inc.
Form 10-Q Index
For the Quarterly period ended July 31, 2007

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
STEELCLOUD, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

	October 31,	July 31,
	2006	2007
		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,655,163	$3,588,653
Accounts receivable, net	3,840,583	3,517,364
Inventory, net	1,144,820	1,418,036
Prepaid expenses and other current assets	206,287	260,398
Deferred contract costs	217,494	2,696,290

Total current assets	9,064,347	11,480,741

Property and equipment, net	1,039,752	855,037
Equipment on lease, net	441,866	398,595
Other assets	57,092	43,766

Total assets	$10,603,057	$12,778,139

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,639,346	$3,520,669
Accrued expenses	1,198,283	1,083,581
Notes payable, current	14,629	14,877
Unearned revenue	141,903	3,554,442

Total current liabilities	3,994,161	8,173,569

Long-term liabilities
Notes payable, long-term	28,991	17,272
Other, including severance obligations	367,741	151,170

Total long-term liabilities	396,732	168,442

Stockholders’ equity
Preferred stock, $.001 par value: 2,000,000 shares authorized, no shares issued and outstanding at October 31, 2006 and July 31, 2007	—	—
Common stock, $.001 par value: 50,000,000 shares authorized, 14,662,176 and 14,713,648 shares issued at October 31, 2006 and July 31, 2007, respectively	14,662	14,714
Additional paid in capital	49,834,658	50,162,736
Treasury stock, 400,000 shares at October 31, 2006 and July 31, 2007	(3,432,500)	(3,432,500)
Accumulated deficit	(40,204,656)	(42,308,822)

Total stockholders’ equity	6,212,164	4,436,128

Total liabilities and stockholders’ equity	$10,603,057	$12,778,139

The accompanying notes are an integral part of these condensed consolidated financial statements.

STEELCLOUD, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2006	2007	2006	2007
Revenues
Products	$5,374,379	$3,479,961	$16,865,230	$11,766,032
Services	611,839	487,926	1,961,063	1,461,765

Total revenues	5,986,218	3,967,887	18,826,293	13,227,797

Cost of revenues
Products	4,265,321	2,426,010	13,652,289	8,727,515
Services	509,672	330,597	1,567,320	985,118

Total cost of revenues	4,774,993	2,756,607	15,219,609	9,712,633

Gross profit	1,211,225	1,211,280	3,606,684	3,515,164

Selling and marketing	701,856	393,269	1,914,008	1,148,023
Research and product development	151,346	183,144	457,152	477,741
General and administrative	1,338,523	1,302,874	4,546,921	4,012,251
Amortization of other intangible assets	28,778	—	86,335	—
Severance and restructuring costs	839,642	—	839,642	—
Impairment of goodwill and other intangible assets	4,485,657	—	4,485,657	—

(Loss) from operations	(6,334,577)	(668,007)	(8,723,031)	(2,122,851)

Interest income (expense), net	12,750	(7,005)	42,007	18,685
Other expense	(174,361)	—	(174,361)	-

Total other (expense) income	(161,611)	(7,005)	(132,354)	18,685

(Loss) before income taxes	(6,496,188)	(675,012)	(8,855,385)	(2,104,166)

Provision for income taxes	—	—	400,000	-

Net (loss)	(6,496,188)	(675,012)	(9,255,385)	(2,104,166)

(Loss) per share (basic and diluted):

Basic and diluted (loss) per share	$(0.46)	$(0.05)	$(0.66)	$(0.15)

Weighted-average shares outstanding, basic and diluted	14,209,274	14,293,560	14,119,089	14,277,024
The accompanying notes are an integral part of these condensed consolidated financial statements.

STEELCLOUD, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	July 31,
	2006	2007

Operating activities
Net (loss)	$(9,255,385)	$(2,104,166)

Adjustments to reconcile net (loss) to net cash (used in) provided by operating activities:

Depreciation and amortization	494,909	439,144
Stock-based compensation	85,811	275,543
Deferred tax expense	400,000	—
Impairment of goodwill and other intangibles	4,485,657	—
Warrant-based expense	—	40,000

Changes in operating assets and liabilities:
Accounts receivable	1,250,226	323,219
Inventory	361,259	(273,216)
Prepaid expenses and other assets	(44,650)	(40,785)
Deferred contract costs	(131,867)	(2,478,796)
Accounts payable	(1,340,913)	881,323
Unearned revenue	16,003	3,385,546
Accrued expenses and other liabilities	412,526	(304,280)

Net cash (used in) provided by operating activities	(3,266,424)	143,532

Investing activities
Purchase of property and equipment	(47,797)	(211,158)

Net cash (used in) investing activities	(47,797)	(211,158)

Financing activities
Proceeds from exercise of common stock options	116,468	12,587
Payments on notes payable	(53,554)	(11,471)

Net cash provided by financing activities	62,914	1,116

Net (decrease) in cash and cash equivalents	(3,251,307)	(66,510)

Cash and cash equivalents at beginning of period	6,657,367	3,655,163

Cash and cash equivalents at end of period	$3,406,060	$3,588,653

Supplemental cash flow information

Interest paid	$866	$19,652
Income taxes paid	$—	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

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
The Company makes research and product development investments in proprietary software (intellectual property) products. Its SteelWorksTM software, which may be embedded in the Company’s appliances, adds management functionality to its appliance server offerings. The Company continues to invest in new product development initiatives that may result in future revenues.
The Company’s ISO 9001:2000 certified Quality Management System establishes measurable quality objectives throughout the organization and provides procedures for continuous quality improvement in all aspects of the Company’s business. This certification is particularly critical to the Company’s success because it promotes continuous improvement in product reliability, on-time deliveries, and communication; all of which directly benefit customers and strengthens relationships. In February 2007, the Company passed its recertification audit of its entire ISO 9001:2000 Quality Management System to ensure that it conforms to the standard. The recertification further demonstrates the Company’s commitment to quality, customer satisfaction and continuous improvement. The current certification is valid through March 2010.
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10Q and, therefore omit or condense certain note disclosures and other information required by U.S. Generally Accepted Accounting Principles for complete financial statements. Except for the consolidated balance sheet as of October 31, 2006, which is derived from audited financial statements, the consolidated financial statements for the three and nine month periods ended July 31, 2007 and 2006 are unaudited. In the opinion of management, all adjustments which are necessary to present fairly the financial position as of July 31, 2007 and 2006 and the results of operations and cash flows for the periods then ended have been included. All such adjustments are of a normal and recurring nature. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which includes consolidated financial statements and notes thereto for the years ended October 31, 2006 and 2005.

2. Recently Issued Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 06-03, “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF 06-03”). EITF 06-03 concluded that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, such as sales, use, value added and certain excise taxes, is an accounting policy decision that should be disclosed in a company’s financial statements. In addition, companies that record such taxes on a gross basis should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The guidance is effective for financial reports for interim and annual reporting periods beginning after December 15, 2006. The Company collects and remits sales and property taxes on products and services that it purchases and sells under its contracts with customers, and reports such amounts under the net method in its consolidated statements of operations. Accordingly, there are no sales and property taxes included in gross revenue and therefore disclosure will not be required.
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
3. Stock-based Compensation
The Company recognized approximately $61,000 and $254,000 of stock-based compensation expense during the three and nine month periods ended July 31, 2007, respectively, which is recorded as a general and administrative expense. Stock-based compensation expense for the three and nine month periods ended July 31, 2007 increased the Company’s basic and diluted loss per share by $0.01 and $0.02, respectively. The estimated fair value of the Company’s stock-based awards is amortized on a straight-line basis over the awards’ vesting period.
Stock Option Plans
In May 2007, the Company’s shareholders approved the 2007 Stock Option Plan (the “2007 Option Plan”) which permits the Company to grant up to 1,500,000 options to employees, officers and directors of the Company.
Employee Stock Purchase Plan (“ESPP”)
In May 2007, the Company’s shareholders approved an amendment to the ESPP that increased the number of shares available for issuance from 300,000 to 600,000.

4. Equity
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
Additional paid in capital
Additional paid in capital has increased approximately $328,000 during the nine month period ended July 31, 2007 due to stock-based compensation expense of approximately $276,000, warrant-based expense of $40,000 incurred, and $12,000 associated with the issuance of shares from the Company’s Employee Stock Purchase Plan in the period.
5. Debt
On March 6, 2007, the Company renewed its bank line of credit that allows the Company to borrow an amount to the lesser of its collateralized cash on hand or $3.5 million. The line of credit bears interest at the LIBOR Market Index rate plus 1.25%. The line of credit is secured by all assets of the Company and expires on March 31, 2008. There were no outstanding borrowings on the line of credit at October 31, 2006 and July 31, 2007.
6. Unearned Revenue and Deferred Contract Costs
Unearned revenue and deferred contract costs includes amounts received from customers for which revenue has not been recognized and the associated costs of those revenues. This generally results from certain customer contracts, ISV releases, warranties, hardware maintenance and support, and consulting services. The unearned revenue and contract costs associated with customer contracts and ISV releases represents payments received for milestones achieved prior to recognition of revenue. This revenue and associated cost will be recognized as products are shipped. Revenues and associated costs from warranties and hardware maintenance and support are recognized ratably over the service term selected by the customer. Service revenues and associated costs from consulting are recognized as the services are performed.
7. Inventories
          Inventories consisted of the following:

	October 31,	July 31,
	2006	2007
Raw materials	$814,000	$984,314
Work in process	68,247	351,062
Finished goods	262,573	82,660

	$1,144,820	$1,418,036

8. Earnings Per Share
Basic earnings per share is based on the weighted average number of common shares outstanding during the period and is calculated by dividing the net earnings (loss) by the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding plus common stock equivalents associated with stock options and warrants and is calculated by dividing net earnings by the weighted average number of common shares outstanding used in the basic earnings per share calculation plus the common stock equivalent of stock options and warrants. The dilutive weighted average number of common shares outstanding excluded potential common shares from stock options of approximately 840,000 and 646,000 for the three and nine month periods ended July 31, 2007, respectively, and approximately 33,000 and 92,000 for the three and nine month periods ended July 31, 2006, respectively. These shares were excluded from the earnings per share calculation due to their antidilutive effect resulting from the loss from operations.
9. Significant Customers
For the three month period ended July 31, 2007, the Company’s significant customers were a Federal Integrator, a Commercial Customer, ISV Customer A and ISV Customer B representing 23.71%, 13.38%, 12.97% and 12.17% of the Company’s revenue, respectively. For the nine month period ended July 31, 2007, the Company’s significant customers were ISV Customer B, ISV Customer A, and a Federal Integrator representing 24.70%, 12.15% and 10.27% of the Company’s revenue, respectively. The accounts receivable balance as of July 31, 2007 included amounts from a Federal Integrator, a Commercial Customer, ISV Customer A and ISV Customer B representing 1.37%, 0.00%, 11.75% and 0.24% of total net account receivables, respectively.
10. Reclassification
Certain prior period amounts have been reclassified to conform to current period presentation.
11. Subsequent Event
In August 2007, the Company announced that its Board of Directors has appointed Robert Frick as the Company’s Executive Director. During that same month, the Company announced that Cliff Sink had resigned from the Company. The announcement is part of the transition plan that SteelCloud initiated in 2006 when Cliff Sink was charged to lead the Company to a return to profitability and an increased share price. Mr. Sink will stay on as Chief Executive Officer during the transition period, at which time Frick will assume all leadership responsibilities of SteelCloud. In addition, Mr. Frick has been appointed to the Board of Directors to fill the vacancy created by Sink’s resignation.
On August 28, 2007, the Company entered into an Employment Resignation Agreement and Release (the “Resignation Agreement”) with Cliff Sink pursuant to which Mr. Sink will resign his positions as President and Chief Executive Officer and Board Member of the Company effective November 1, 2007. Per the terms of the separation agreement, the Company will pay Mr. Sink a lump sum amount of $237,500, pay the cost of COBRA coverage after October 31, 2007, for a period ending the earlier of (a) Sink’s employment with or contract to another company where he is eligible for health care coverage, or (b) June 30, 2009, and allow 170,000 stock options held by Sink under his separate stock Option Agreement dated November 24, 2006, to vest and to be exercisable as of November 1, 2007, instead of November 24, 2007, as otherwise provided in the Option Agreement. The financial impact of the resignation will be recorded as a charge to operations in the Company’s fiscal 2007 fourth quarter.

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
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended October 31, 2006, filed by the Company with the Securities and Exchange Commission.

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
The Company makes research and product development investments in proprietary software (intellectual property) products. Its SteelWorksTM software, which may be embedded in the Company’s appliances, adds management functionality to its appliance server offerings. The Company continues to invest in new product development initiatives that may result in future revenues.
In June 2007, the Company announced an alliance with Research in Motion (“RIM”) in the release of a new product.
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
Research and Product Development
By investing in product development, the Company believes it will have more control over the functionality and marketing of its products. The Company also believes that the resulting intellectual property will increase the competitiveness of its offerings and improve product margins. For the three and nine month periods ended July 31, 2007, the Company incurred research and product development costs of approximately $183,000 and $478,000, respectively. The Company will continue to incur costs for product development in future periods.
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

RESULTS OF OPERATIONS
For the three months ended July 31, 2007 compared to the three months ended July 31, 2006
Net Revenue Discussion:
     The following table summarizes the Company’s net revenue for the three months ended July 31, 2006 and 2007 in dollars and as a percentage of net revenues.

	Three Months Ended July 31,
	2006		2007		Increase (decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage

Products	$5,374,379	89.78%	$3,479,961	87.70%	$(1,894,418)	(35.25)%
Services	611,839	10.22%	487,926	12.30%	(123,913)	(20.25)%

Total net revenues	$5,986,218	100.00%	$3,967,887	100.00%	$(2,018,331)	(33.72)%
The decrease in product revenues is primarily attributable to the Company transitioning away from the third party solution business. The Company recognized revenue of approximately $1.7 million associated with its third party solution business for the three months ended July 31, 2006 compared to $174,000 for the same period in fiscal year 2007.
The decrease in service revenues for the three month period ended July 31, 2007 as compared to the same period in fiscal 2006 is the result of the Company successfully transitioning away from the third party solutions business. As a result, the Company is serving the market directly rather than through its strategic partners. During the end of fiscal year 2006, the Company refocused its services business on the local Washington D.C. technology market which has resulted in a temporary decline in revenues. The Company expects service revenue to grow in the future as it realigns the business.
Gross Profit Discussion:
The following table summarizes the Company’s gross profit for the three months ended July 31, 2006 and 2007 in dollars, as a percentage of gross profit and as a percentage of net revenues.

	Three Months Ended July 31,
	2006		2007		Increase (decrease)
		% of Gross		% of Gross
	Dollars	Profit	Dollars	Profit	Dollars	Percentage

Products	$1,109,058	91.56%	$1,053,951	87.01%	$(55,107)	(4.97)%
Products — GM%	20.64%		30.29%

Services	$102,167	8.44%	157,329	12.99%	$55,162	53.99%
Services — GM%	16.70%		32.24%

Total gross profit	$1,211,225	100.00%	$1,211,280	100.00%	$55	0.00%
Total — GM%	20.23%		30.53%

The increase in gross profit percentage for the three months ended July 31, 2007 as compared to the same period in fiscal 2006 is primarily due to the Company’s transition away from the third party solution business, which historically yielded lower margins. In addition, certain one-time reductions in its raw material costs coupled with the favorable timing of orders allowed the Company to achieve these favorable margins. The Company expects gross profit as a percentage of net revenues to continue to fluctuate from quarter to quarter as product lines expand, new products are brought to market, start up costs are incurred and new discounts, incentives and rebates become available.
The increase in services gross profit for the three months ended July 31, 2007 as compared to the same period in fiscal 2006 is attributable to the combination of the Company successfully transitioning away from the third party solutions business and its fiscal year 2006 restructuring efforts. As a result, the Company is selling services directly to the market rather than through its strategic partners. In addition, the increase is the result of improved utilization of the staff available for service contracts. The Company anticipates gross profit for services to fluctuate in future quarters as a result of the Company realigning and growing the services division.
Operating Expense Discussion:
The following table summarizes the Company’s operating expenses for the three months ended July 31, 2006 and 2007 in dollars and as a percentage of net revenues.

	Three Months Ended July 31,
	2006		2007		Increase (decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage

Selling and marketing	$701,856	11.72%	$393,269	9.91%	$(308,587)	(43.97)%
Research and product development	151,346	2.53%	183,144	4.62%	31,798	21.01%
General and administrative	1,338,523	22.36%	1,302,874	32.84%	(35,649)	(2.66)%
Impairment of goodwill	4,485,657	74.93%	—	0.00%	(4,485,657)	(100.00)%
Amortization of other intangible assets	28,778	0.48%	—	0.00%	(28,778)	(100.00)%
Severance and restructuring	839,642	14.03%	—	0.00%	(839,642)	(100.00)%

Total operating expenses	$7,545,802	126.05%	$1,879,287	47.37%	$(5,666,515)	(75.09)%
The decrease in selling and marketing expense is the result of the 2006 restructuring efforts which resulted in a decrease in selling and marketing personnel for the three months ended July 31, 2007 compared to the three months ended July 31, 2006. For the first half of fiscal 2006, the Company made investments in areas outside the Company’s core business that did not return the expected results. During the second half of fiscal year 2006, the Company began the process of eliminating unsuccessful business activities to focus and reinvest in the Company’s core business, the federal integrator and ISV markets. Although the Company anticipates selling and marketing expenses to increase as new products and services are introduced, the Company will continue to evaluate its costs relative to its revenues and gross margins.
The increase in research and product development for the three months ended July 31, 2007 compared to the three months ended July 31, 2006 is the result of the Company continuing to make investments in research and product development to maintain and grow current products. The Company believes that research and product development expenses will fluctuate from quarter to quarter as new products are being developed and introduced into the marketplace.

The decrease in general and administrative expenses for the three months ended July 31, 2007 compared to the three months ended July 31, 2006 is primarily attributable to the cost reductions that were initiated during the third quarter of fiscal year 2006. The cost reductions included curtailing expenses related to non-revenue generating activities, terminating non-essential employees, and instituting an across the board departmental expense reduction. The Company’s cost reductions were offset by an increase of approximately $37,000 in non-cash stock compensation expense for the three months ended July 31, 2007 compared to the same period in fiscal year 2006. Although the Company continues to manage its costs relative to its revenues and gross margins, additional resources may be required in order to invest in its core federal integrator and ISV business.
The decrease in impairment of goodwill charges is the result of the Company recognizing an impairment loss of approximately $4,486,000 in the third quarter of fiscal 2006 in order to write down the carrying value of its goodwill to its estimated fair value. As of July 31, 2007, the Company no longer has any goodwill or other intangible balances associated with acquisitions on its balance sheet.
The decrease in amortization expense is the result of the Company reducing the carrying value of its other intangible assets to their estimated fair value during the third quarter of fiscal year 2006. As of July 31, 2007, the Company has no goodwill or other intangible assets associated with acquisitions on its balance sheet.
The decrease in severance and restructuring charges for the three months ended July 31, 2007 compared to the three months ended July 31, 2006 is the result of the Company incurring non recurring costs associated with the closing of its Florida office in the amount of $170,000, severance payments as a result of the Company’s restructuring in the amount of $40,000 and expenses associated with the separation agreement entered into with the Company’s former CEO, in the amount of $636,000 during the three months ended July 31, 2006.
Other Income (Expense) Discussion:
The following table summarizes the Company’s other income (expense) for the three months ended July 31, 2006 and 2007 in dollars and as a percentage of net revenues.

	Three Months Ended July 31,
	2006		2007		Increase (decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage

Interest income (expense), net	$12,750	0.21%	$(7,005)	(0.18)%	$(19,755)	(154.94)%
Other (expense)	$(174,361)	(2.91)%	—	0.00%	$174,361	100.00%

Total other (expense)	$(161,611)	(2.70)%	$(7,005)	(0.18)%	$154,606	95.67%
The increase in net interest expense for the three month period ended July 31, 2007 is attributable to the recording of severance payments at net present value, offset by lower interest income compared to the same period in fiscal year 2006.
The decrease in other expense for the three month period ended July 31, 2007 is attributable to the non-recurring legal and professional services fees of approximately $174,000 resulting from the investigation of an attempted exercise of certain employee stock options incurred in the three month period ended July 31, 2006.
Net (Loss) Discussion:
The following table summarizes the Company’s net (loss) for the three months ended July 31, 2006 and 2007 in dollars and as a percentage of net revenues.

	Three Months Ended July 31,
	2006		2007		Increase (decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage

Net (loss)	$(6,496,188)	(108.52)%	$(675,012)	(17.01)%	$(5,821,176)	(89.61)%

The decrease in net loss for the three months ended July 31, 2007 as compared to the same period in fiscal 2006 is a result of the Company’s higher gross margins during the three months ended July 31, 2007, the effects of the Company’s fiscal year 2006 restructuring activities, and the Company continuing to manage its costs relative to its revenue during the three months ended July 31, 2007 compared to the same period in fiscal year 2006. In addition, the Company incurred significant, one-time, non-recurring expenses during the three month period ended July 31, 2006. These expenses included approximately $4,486,000 of charges incurred to write down the Company’s goodwill and other intangible assets to their carrying value, $840,000 in severance and restructuring charges, and $174,000 of non-recurring legal and professional services fees. The Company plans for revenue to grow while keeping expenses in alignment with its revenue and gross margins.
For the nine months ended July 31, 2007 compared to the nine months ended July 31, 2006
Net Revenue Discussion:
     The following table summarizes the Company’s net revenue for the nine months ended July 31, 2006 and 2007 in dollars and as a percentage of net revenues.

	Nine Months Ended July 31,
	2006		2007		Increase (decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage

Products	$16,865,230	89.58%	$11,766,032	88.95%	$(5,099,198)	(30.23)%
Services	1,961,063	10.42%	1,461,765	11.05%	(499,298)	(25.46)%

Total net revenues	$18,826,293	100.00%	$13,227,797	100.00%	$(5,598,496)	(29.74)%
The decrease in product revenues is primarily attributable to the Company transitioning away from the third party solution business. The Company recognized revenue of approximately $5.1 million associated with its third party solution business for the nine months ended July 31, 2006 compared to $2.1 million for the same period in fiscal year 2007. The decrease is also attributable to program delays associated with several contracts with one federal integrator during fiscal year 2007.
The decrease in service revenues for the nine month period ended July 31, 2007 as compared to the same period in fiscal 2006 is the result of the Company successfully transitioning away from the third party solutions business. As a result, the Company is serving the market directly rather than through its strategic partners. During the end of fiscal year 2006, the Company has refocused its services business on the local Washington D.C. technology market which has resulted in a temporary decline in revenues. The Company expects service revenue to grow in the future as it realigns the business.

Gross Profit Discussion:
The following table summarizes the Company’s gross profit for the nine months ended July 31, 2006 and 2007 in dollars, as a percentage of gross profit and as a percentage of net revenues.

	Nine Months Ended July 31,
	2006		2007		Increase (decrease)
		% of Gross		% of Gross
	Dollars	Profit	Dollars	Profit	Dollars	Percentage

Products	$3,212,941	89.08%	$3,038,517	86.44%	$(174,424)	(5.43)%
Products — GM%	19.05%		25.82%

Services	$393,743	10.92%	$476,647	13.56%	$82,904	21.06%
Services — GM%	20.08%		32.61%

Total gross profit	$3,606,684	100.00%	$3,515,164	100.00%	$(91,520)	(2.54)%
Total — GM%	19.16%		26.57%
The decrease in product gross profit for the nine months ended July 31, 2007 compared to the same period in fiscal 2006 is attributable to the lower net revenue for the nine months ended July 31, 2007 compared to the same period in fiscal year 2006. This decrease was mitigated by higher gross margins, as a percentage of net revenues, for the nine months ended July 31, 2007 compared to the same period in fiscal 2006, due to the Company’s transition away from its third party solution business during the first nine months of fiscal year 2007. The Company expects gross profit as a percentage of net revenues to fluctuate from quarter to quarter as product lines expand, new products are brought to market, start up costs are incurred and new discounts, incentives and rebates become available.
The increase in services gross profit for the nine month period ended July 31, 2007 compared to the same period in fiscal year 2006 is attributable to the combination of the Company successfully transitioning away from the third party solutions business and its fiscal year 2006 restructuring efforts. As a result, the Company is selling services directly to the market rather than through its strategic partners. In addition, the increase is the result of improved utilization of the staff available for service contracts. The Company anticipates gross profit for services to fluctuate in future quarters as a result of the Company realigning and growing the services division.
Operating Expense Discussion:
The following table summarizes the Company’s operating expenses for the nine months ended July 31, 2006 and 2007 in dollars and as a percentage of net revenues.

	Nine Months Ended July 31,
	2006		2007		Increase (decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage

Selling and marketing	$1,914,008	10.17%	$1,148,023	8.68%	$(765,985)	(40.02)%

Research and product development	457,152	2.43%	477,741	3.61%	20,589	4.50%
General and administrative	4,546,921	24.15%	4,012,251	30.33%	(534,670)	(11.76)%
Impairment of goodwill	4,485,657	23.83%	—	0.00%	(4,485,657)	(100.00)%
Amortization of other intangible assets	86,335	0.46%	—	0.00%	(86,335)	(100.00)%
Severance and restructuring	839,642	4.46%	—	0.00%	(839,642)	(100.00)%

Total operating expenses	$12,329,715	65.50%	$5,638,015	42.62%	$(6,691,700)	(54.27)%

The decrease in selling and marketing expense for the nine months ended July 31, 2007 compared to the nine months ended July 31, 2006 is the result of the 2006 restructuring efforts which resulted in a decrease in selling and marketing personnel for the nine months ended July 31, 2007 compared to the nine months ended July 31, 2006. For the first half of fiscal 2006, the Company made investments in areas outside the Company’s core business that did not return the expected results. During the second half of fiscal year 2006, the Company began the process of eliminating unsuccessful business activities to focus and reinvest in the Company’s core business, the federal integrator and ISV markets. Although the Company anticipates selling and marketing expenses to increase as new products and services are introduced, the Company will continue to evaluate its costs relative to its revenues and gross margins.
The increase in research and product development for the nine months ended July 31, 2007 compared to the nine months ended July 31, 2006 is the result of the Company closing its Florida office during the third quarter of fiscal year 2006 and transitioning all research and product development activities to its corporate office. The Company continues to make investments in research and product development to maintain and grow current products. The Company believes that research and product development expenses will fluctuate from quarter to quarter as new products are being developed and introduced into the marketplace.
The decrease in general and administrative expenses for the nine months ended July 31, 2007 compared to the nine months ended July 31, 2006 is primarily attributable to the cost reductions that were initiated during the third quarter of fiscal year 2006. The cost reductions included curtailing expenses related to non-revenue generating activities, terminating non-essential employees, and instituting an across the board departmental expense reduction. The decrease is also the result of costs of approximately $200,000 associated with the amendment and termination of the employment contract of the Company’s President during the second quarter of fiscal year 2006. The Company’s cost reductions were offset by an increase of approximately $190,000 in non-cash stock compensation expense for the nine months ended July 31, 2007 compared to the same period in fiscal year 2006. Although the Company continues to manage its costs relative to its revenues and gross margins, additional resources may be required in order to invest in its core federal integrator and ISV business.
The decrease in impairment of goodwill charges is the result of the Company recognizing an impairment loss of approximately $4,486,000 in the third quarter of fiscal 2006 in order to write down the carrying value of its goodwill to its estimated fair value. As of July 31, 2007, the Company no longer has any goodwill or other intangible balances associated with acquisitions on its balance sheet.
The decrease in amortization expense is the result of the Company reducing the carrying value of its other intangible assets to their estimated fair value during the third quarter of fiscal year 2006. As of July 31, 2007, the Company has no goodwill or other intangible assets associated with acquisitions on its balance sheet.
The decrease in severance and restructuring charges for the nine months ended July 31, 2007 compared to the nine months ended July 31, 2006 is the result of the Company incurring non recurring costs associated with the closing of its Florida office in the amount of $170,000, severance payments as a result of the Company’s restructuring in the amount of $40,000 and expenses associated with the separation agreement entered into with the Company’s former CEO, in the amount of $636,000 during the three months ended July 31, 2006.

Other Income (Expense) Discussion:
The following table summarizes the Company’s other income for the nine months ended July 31, 2006 and 2007 in dollars and as a percentage of net revenues.

	Nine Months Ended July 31,
	2006		2007		Increase (decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage

Interest income, net	$42,007	0.22%	$18,685	0.14%	$(23,322)	(55.52)%
Other (expense)	(174,361)	(0.93)%	—	0.00%	$174,361	100.00%

Total other (expense) income	$(132,354)	(0.70)%	$18,685	0.14%	$151,039	114.12%
The decrease in interest income for the nine month period ended July 31, 2007 is attributable to the recording of severance payments at net present value, offset by lower interest income compared to the same period in fiscal year 2006. The Company’s interest income for the nine month period ended July 31, 2007 was lower than the comparable period in fiscal year 2006 due to lower cash on hand during the nine months ended July 31, 2007.
The decrease in other expense for the three month period ended July 31, 2007 is attributable to the non-recurring legal and professional services fees of approximately $174,000 resulting from the investigation of an attempted exercise of certain employee stock options incurred in the three month period ended July 31, 2006.
Provision for Income Tax Discussion:
The following table summarizes the Company’s provision for income tax for the nine months ended July 31, 2006 and 2007 in dollars and as a percentage of net revenues.

	Nine Months Ended July 31,
	2006		2007		Increase (decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage

Total provision for income taxes	$400,000	2.12%	$—	0.00%	$(400,000)	(100.00)%
For the nine month period ended July 31, 2006, the Company recognized $400,000 in income tax expense due to the adjustment of its tax valuation allowance. As a result of the adjustment, the Company’s deferred tax assets were, and remain, fully reserved.
Net (Loss) Discussion:
The following table summarizes the Company’s net (loss) for the nine months ended July 31, 2006 and 2007 in dollars and as a percentage of net revenues.

	Nine Months Ended July 31,
	2006		2007		Increase (decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage

Net (loss)	$(9,255,385)	(49.16)%	$(2,104,166)	(15.91)%	$(7,151,219)	(77.27)%

The decrease in net loss for the nine months ended July 31, 2007 as compared to the same period in fiscal 2006 is a result of the Company’s fiscal year 2006 restructuring activities and the Company continuing to manage its costs relative to its revenue during the nine months ended July 31, 2007 compared to the same period in fiscal year 2006. In addition, the Company incurred significant, one-time, non-recurring expenses during the nine month period ended July 31, 2006. These expenses included approximately $4,486,000 of charges incurred to write down the Company’s goodwill and other intangible assets to their carrying value, $840,000 in severance and restructuring charges, $174,000 of non-recurring legal and professional services fees, $200,000 in costs associated with the termination of an employment contract with the former President who resigned in June 2006, $400,000 in income tax expense due to the adjustment of the tax valuation allowance and approximately $250,000 in expense for inventory obsolescence primarily associated with end of life products. The Company plans for revenue to grow while keeping expenses in alignment with its revenue and gross margins.

LIQUIDITY AND CAPITAL RESOURCES
As of July 31, 2007, the Company had working capital of $3.3 million. While the Company has incurred losses in the nine month period ended July 31, 2007, the Company believes cash on hand and cash equivalents will provide sufficient financial resources to finance operations of the Company during the upcoming 12 months.
For the nine months ended July 31, 2007, the Company generated $143,000 in cash from operating activities. The Company’s primary source of cash was the result of prepayments for inventory supplies relating to a major contract.
For the nine months ended July 31, 2007, the Company invested approximately $211,000 in property and equipment. These expenditures primarily consisted of purchases of equipment leased to customers.
For the nine months ended July 31, 2007, the Company issued 250,000 warrants in exchange for the retainage of a financial services firm valued at $40,000. The warrants were issued at an exercise price of $0.54 and expire October 6, 2010.
On March 6, 2007, the Company renewed its bank line of credit that allows the Company to borrow an amount to the lesser of its collateralized cash on hand or $3.5 million. The line of credit bears interest at the LIBOR Market Index rate plus 1.25%. The line of credit is secured by all assets of the Company and expires on March 31, 2008. There were no outstanding borrowings on the line of credit at October 31, 2006 and July 31, 2007.
From time to time, the Company may pursue strategic acquisitions or mergers, which may require significant additional capital. In such event, the Company may seek additional financing of debt and/or equity. The Company makes no assurance that any such financings will be consummated.
During fiscal year 2006, the Company developed a new vision and strategy predicated upon returning the Company to profitability. Accordingly, the Company began focusing on its key strengths as an engineering and manufacturing integrator specializing in network centric and embedded computing solutions for the federal marketplace and Independent Software Vendors. The enhanced focus on the Company’s chosen markets, coupled with cost reductions, will allow the Company to manage its costs of operations in relation to its revenues. Management believes cash and cash equivalents on hand as of July 31, 2007 will be sufficient to fund its operations during the upcoming 12 months.
Contractual Obligations and Commercial Commitments:
The Company has significant contractual obligations as of July 31, 2007 and beyond for its operating leases and employment agreements. The total obligation for the Company’s office leases, expiring in August 2009 and August 2014, is approximately $44,000 a month. The total obligation for the Company’s employment agreements, expiring in June 2008, September 2007 and June 2009, is approximately $50,000 a month and does not include applicable employment taxes and potential bonuses. Future rental and salary payments under operating lease and employment agreements are presented below. The Company does not have any purchase obligations, capital lease obligations or any material commitments for capital expenditures. The Company has not engaged in off-balance sheet financing, commodity contract trading or significant related party transactions.

Contractual Obligations

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Notes payable	$32,149	$14,877	$15,261	$2,011	—
Operating leases	2,480,629	558,915	823,334	537,982	560,398
Employment agreements	631,250	413,542	217,708	—	—

Total	$3,144,028	$987,334	$1,056,303	$539,993	$560,398

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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On May 8, 2007, the Company held its 2006 Annual Meeting of Shareholders. At the Annual Meeting, the Company’s shareholders were asked to vote upon: (i) the election of Directors; (ii) the approval of the creation of the Company’s 2007 Stock Option Plan; (iii) the approval of the amendment to the Employee Stock Purchase Plan to increase the total number of Common Stock shares reserved for issuance; and (iv) the approval of the appointment of an independent accounting firm as the Company’s independent certified public accountants for the ensuing year.
The following persons were elected as Board of Directors of the Company to serve until the 2009 annual meeting of shareholders by the votes next to such persons name:

	FOR	WITHHELD
VADM E.A. Burkhalter	12,969,609	328,899
James Bruno	13,168,432	130,076
Jay Kaplowitz	12,695,111	603,397
Benjamin Krieger	12,922,837	375,671
Clifton W. Sink	13,201,140	97,368
Ashok Kaveeshwar	13,157,940	140,568
VADM E.A. Burkhalter, Jr., James Bruno, Jay Kaplowitz, Benjamin Krieger, Clifton W. Sink and Ashok Kaveeshwar were each elected as Directors and shall serve until their respective successors have been duly elected and qualified
The Company’s 2007 Stock Option Plan was approved by the following vote:

FOR	AGAINST	ABSTAIN
3,303,201	888,712	22,474
The amendment to the Employee Stock Purchase Plan to increase the total number of Common Stock shares reserved for issuance under the Plan from 300,000 to 600,000 was approved by the following vote:

FOR	AGAINST	ABSTAIN
3,794,194	403,866	11,327
Grant Thornton LLP was approved to act as the Company’s independent certified public accountants for the ensuing year by the following vote:

FOR	AGAINST	ABSTAIN
13,223,366	70,068	5,074
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

Exhibit 11.1	Statement of computation of earnings per share.

Exhibit 31.1	Certification of Chief Executive Officer and President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Operating Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.3	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

Exhibit 32.3	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

September 14, 2007	STEELCLOUD, INC.
	By:	/s/ Clifton W. Sink, Jr.
		Name:	Clifton W. Sink, Jr.
		Title:	Chief Executive Officer and President

	By:	/s/ Robert Richmond
		Name:	Robert Richmond
		Title:	Chief Operating Officer

	By:	/s/ Kevin Murphy
		Name:	Kevin Murphy
		Title:	Chief Financial Officer