Form 10-K
period 2007-10-31
STEELCLOUD INC
filed 2008-02-12
CIK 1058027

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2007
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
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
     Indicate by check mark if there is disclosure of delinquent filers in response to Item 405 of Regulation S-K contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑
     The aggregate market value of the voting stock held by non-affiliates of the issuer as of April 30, 2007 was $19,582,600.
     The number of shares outstanding of the registrant’s Common Stock on January 18, 2008 was 14,316,934.
Documents incorporated by reference:
Portions of the Definitive Proxy Statement to be filed pursuant to Regulation 14A for SteelCloud, Inc.’s annual meeting for 2007 are incorporated by reference into Part III of this Form 10-K.

STEELCLOUD, INC
2007 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

		Page Number

	PART I

Item 1.	Business	2
Item 1A.	Risk Factors	6
Item 1B.	Unresolved Staff Comments	10
Item 2.	Properties	10
Item 3.	Legal Proceedings	10
Item 4.	Submission of Matters to a Vote of Security Holders	10

	PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	11
Item 6.	Selected Financial Data	12
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 8.	Financial Statements and Supplementary Data	29
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	30
Item 9A.	Controls and Procedures	30
Item 9B.	Other Information	31

	PART III

Item 10.	Directors, Executive Officers and Corporate Governance	32
Item 11.	Executive Compensation	32
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	32
Item 13.	Certain Relationships and Related Transactions, and Director Independence	32
Item 14.	Principal Accounting Fees and Services	32

	(Item 10 — Item 14 information is incorporated by reference from portions of the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A)

Item 15.	Exhibits, Financial Statement Schedules	32

	Signatures	35

i

EXPLANATORY NOTE
          In this Form 10-K, SteelCloud, Inc. (“SteelCloud” or the “Company”) is restating its consolidated balance sheets for the fiscal year ended October 31, 2006, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the fiscal years ended October 31, 2006 and 2005, the unaudited quarterly financial information for each of the quarters in the nine months ended July 31, 2007 and unaudited quarterly financial information in each of the quarters in the year ended October 31, 2006. This Form 10-K also reflects the restatement of “Selected Consolidated Financial Data” in Item 6 for the fiscal years ended October 31, 2006, 2005, 2004, and 2003, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 for the fiscal years ended October 31, 2006 and October 31, 2005.
          Specifically, the Company is restating its consolidated financial statements as the result of certain errors in its previously issued financial statements, principally related to the misclassification of certain direct and indirect manufacturing costs in its consolidated statements of operations, resulting in an understatement of cost of goods sold and a comparable overstatement of operating expenses. As such, cost of goods sold increased and operating expenses (general & administrative costs) decreased for the periods indicated above. In addition, net income (loss) was adjusted for the periods indicated above as a result of allocating direct and indirect costs to inventory.
          This restatement is more fully described in Part I herein under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Item 15 “Exhibits, Financial Statement Schedules” of Part IV in our consolidated financial statements and related notes, including, without limitation, in Note 2 “Restatement of Previously Issued Financial Statements” to such consolidated financial statements.
          Previously filed annual reports on Form 10-K and quarterly reports on Form 10-Q affected by the restatements have not been amended and should not be relied on. The Company filed a Current Report on Form 8-K reporting this non-reliance on previous financials on January 24, 2008.

ii

FORWARD-LOOKING STATEMENTS
This annual report on form 10-K contains forward-looking statements within the meaning of Section 27a of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21e of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The forward-looking statements relate to future events or the future financial performance of the Company including, but not limited to, statements contained in: Item 1. “Business,” Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned that such statements, which may be identified by words including “anticipates,” “believes,” “intends,” “estimates,” “expects,” and similar expressions, are only predictions or estimations and are subject to known and unknown risks and uncertainties. In evaluating such statements, readers should consider the various factors identified in this annual report on form 10-K, including matters set forth in ‘Item 1A “Risk Factors,” which could cause actual events, performance or results to differ materially from those indicated by such statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that its objectives or plans will be achieved. The Company does not undertake and specifically declines any obligation to update any forward-looking statements or to publicly announce the results of any revisions to any statements to reflect new information or future events or developments.

PART I
ITEM 1. BUSINESS
General
          Founded in 1987, SteelCloud, Inc. (referred to herein as the “Company,” or “SteelCloud,” “we,” “our,” “ours,” and “us”) is a leading manufacturer of embedded integrated computing systems solutions for the federal marketplace and Independent Software Vendors (“ISV(s)”). We design, manufacture and integrate specialized servers for federal market prime contractors (“federal integrators”) and Independent Software Vendors (ISVs) who use the specialized servers to deliver application software to their clients.
          We were originally incorporated as Dunn Computer Operating Company on July 27, 1987 under the laws of the Commonwealth of Virginia. On February 26, 1998, Dunn Computer Corporation (“Dunn”) was formed and incorporated in the Commonwealth of Virginia to become a holding company for several entities including Dunn Computer Operating Company. Our subsidiary is International Data Products (“IDP”), acquired in May 1998. On May 15, 2001, the shareholders approved an amendment to our Articles of Incorporation to change the corporate name from Dunn Computer Corporation to SteelCloud, Inc. On December 31, 2003, Dunn was merged with and into SteelCloud. On February 17, 2004, we acquired the assets of Asgard Holding, LLC (“Asgard”). In July 2006, as part of its restructuring efforts, we closed our sales office and ceased all of its operations in Florida. Our former subsidiaries, Puerto Rico Industrial Manufacturing Operations Acquisition Corporation (“PRIMO”), and STMS Corporation (“STMS”), are currently inactive.
          Unless the context otherwise requires, the “Company,” “Dunn Computer Corporation,” or “SteelCloud” ‘we,” “our,” “ours,” and “us” refers to SteelCloud, Inc., its predecessor and its subsidiaries. Our principal executive offices are located at 14040 Park Center Road, Suite 210 Herndon, VA 20171. Our main telephone number is (703) 674-5500. Inquiries may also be sent to SteelCloud at info@steelcloud.com for sales and general information or ir@steelcloud.com for investor relations information.
Target Market
          Our primary target market is the embedded integrated computing systems, specifically within the industrial automation and military Commercial off the Shelf (“COTS”) servers segments. Embedded integrated computing systems are typically defined as purpose built systems that are not visible to the operator and whose primary function is non-office application related. Embedded integrated computing systems also tend to be ruggedized for deployment in harsh environments that typical computing systems can not handle.
          We utilize multiple channel models, indirect via federal systems integrators and manufacturer representatives and direct to ISVs. We believe that our embedded integrated computing systems are best suited to address the high volume needs of material handling applications such as postal automation.
Federal Systems Integrator
          Federal integrators outsource their specialized requirements to us and consider us to be their ‘virtual hardware engineering division.’ We design and manufacture specialized embedded integrated computing systems that are the foundation upon which the integrators develop and deliver their application software. This allows the integrators to shift their attention away from computing systems hardware and systems software logistics to their core application software and services. As a result, integrators improve customer satisfaction; shorten time to delivery and lower overall development costs.
          We compliment our embedded integrated computing systems, which are often designed to withstand harsh environmental conditions, with software integration, quality testing and program lifecycle management services. We also provide configuration management, logistics and support services that are unavailable from traditional computer vendors.

Manufacturer Representatives
          We supplement our existing public sector sales force by utilizing the services of Manufacturer Representatives. Manufacturer Representatives serve as strategic vehicles for gaining access to key decision makers within major federal integrator organizations. These companies act as commission-based field sales teams that market our products and services to nationally recognized federal contracting companies that mainly target military COTS server applications.
          In 2007, we signed agreements with three firms — NewTec Representatives, Northern Computer Sales and James R. Johnson & Associates. These agreements provide us with first line indirect, federal sales representation in 20 states in the Mid-Atlantic, New England, Midwest and Great Lakes regions.
Independent Software Vendors (ISV)
          For our ISV customers, we are their “virtual hardware engineering division.” We create a unique product for the ISV by integrating the ISV’s software onto a specialized appliance platform running Linux, FreeBSD, or one of Microsoft’s operating systems.
          In addition, we augment the ISV’s internal capabilities by taking responsibility for those tasks necessary to successfully bring an appliance to market, but which are impractical for its software partners to perform. Services include branding, asset tagging, supply chain and inventory management, fulfillment, logistics and program management. The final ISV deliverable is a branded, unique, optimized appliance that is ready-to-deploy when it arrives at the ISV’s end customer’s site.
          Our specialized servers and appliances are engineered and developed according to New Product Realization procedures which are compliant with SteelCloud’s ISO 9001:2000 Certified Quality Management System.
Professional Services
          We also provide fulltime and contract staffing solutions for information technology (“IT”) departments. Functioning as “virtual” employees, our personnel perform work directly under the auspices of client management and serve as an extension to the customer’s in-house staff resources. Our consultants are subject matter experts in network infrastructure complexities and security technologies including Firewalls, Content Inspection, Intrusion Detection, Spam and Vulnerability Scanning.
Government Contracts
          In fiscal year 2007, we derived approximately 51% of our revenues from sales of hardware and services to U.S. federal, state and local governments. Certain government customers reserve the right to examine our records as they relate to their contracts.
Significant Customer Contract
          During fiscal year 2007, we were awarded a contract by a major federal customer. The contract called for us to supply ruggedized systems. Over the seven month contract engagement, during fiscal year 2007, we produced approximately 2,000 units and recognized approximately $8.1 million of revenue associated with this contract.
GSA Contract
          We have a multiple award schedule contract with GSA (the “GSA Contract”). The GSA Contract was originally awarded in April 1996. It was renewed in fiscal years 2002 and 2007, and is valid through March 31, 2012. In August 2006, GSA Contract auditors awarded us an “Outstanding” rating for the management and execution of the GSA Contract. The GSA Contract enables government IT purchasers to acquire all of their needed goods and services from a particular vendor and largely limits the competition to selected vendors holding GSA Contracts. For fiscal year ended 2007, our GSA Contract had sales of approximately $1.5 million, which accounted for approximately 6% of our net revenues.
Commercial Contracts
          Our commercial customer base consists of several Fortune 500 companies as well as medium-size commercial customers.

          Given the nature of the products manufactured as well as the delivery schedules established by our partners, revenue and accounts receivable concentration by any single customer will fluctuate from quarter to quarter. Future revenues and results of operations could be adversely affected should a customer reduce its purchases, eliminate product lines, or choose not to continue to buy products and services from us. We intend to diversify and increase our commercial customer base in the upcoming fiscal year.
Manufacturing and Production
          Our manufacturing and production operations are capable of assembling in excess of 100,000 systems per year in our existing Herndon, Virginia facility, on a three-shift basis. Production is currently operating on a single shift basis. In fiscal year 2005, we relocated our office and manufacturing facilities. We executed non-cancelable leases for our new headquarters and operations facilities and commenced occupancy in April 2005.
          Our quality management system has been ISO 9001:2000 certified since April 2004. Our ISO 9001:2000 certified Quality Management System establishes measurable quality objectives throughout the organization and provides procedures for continuous quality improvement in all aspects of our business. This certification is particularly critical to our success because it promotes continuous improvement in product reliability, on-time deliveries, and communication; all of which directly benefit customers and strengthen relationships. In February 2007, we passed our recertification audit of our entire ISO 9001:2000 Quality Management System to ensure that it conforms to the standard. The recertification further demonstrates our commitment to quality, customer satisfaction and continuous improvement. The current certification is valid through March 2010.
Marketing
          We market our products and services to software companies, federal integrators, select commercial accounts, and state, federal, and local government agencies. We use an in-house sales force and program managers to market our products and services. Our products and services are marketed worldwide, either directly through our own sales personnel, or through the marketing organizations of our appliance customers. Strong customer relationships are critical to our success. We believe that a key to building customer loyalty is a team of knowledgeable and responsive account managers with professional technical and support staff. We assign each customer a trained account manager, to which subsequent calls to us are directed. The account manager is augmented with a program manager for our larger customers. We believe that these strong one-on-one relationships improve the likelihood the customer may consider us for future purchases. We intend to continue to provide our customers with products and technical services that offer the customer the best possible return on investment.
          We use electronic commerce technologies in our marketing efforts and expect our customers will continue to utilize these technologies. Prospective customers also use the Internet to advertise new business opportunities. We also use the Internet to research and reference vendor information. We maintain an Internet website containing its GSA catalogue and product offerings located at www.steelcloud.com.
Competition
          The markets for our products and services are highly competitive. Many of our competitors offer broader product lines, have greater economies of scale, and may have more substantial financial, technical, marketing, and other resources. These competitors may benefit from earlier market entry, volume purchasing advantages, and product and process technology license arrangements that are more favorable in terms of pricing and availability than our arrangements.
          The IT industry is ever changing. Industry pricing is very aggressive and we expect pricing pressures to continue. The industry is also characterized by rapid changes in technology and customer preferences, short product life cycles, and evolving industry standards.
          We compete with a large number of custom computer manufacturers, resellers and IT services companies. We believe it is likely that these competitive conditions will continue in the future. There can be no assurance we will continue to compete successfully against existing or new competitors that may enter markets in which we operate.
          Our principal competitors in the specialized server markets are companies specializing in building server products and providing some level of integration services.

Federal Government Market
          We sell our specialized servers to the federal government through federal integrators. We also sell our server products, engineering services and software products directly to government end users. Software products come from Microsoft, CA, McAfee, Network General, and others. In addition, we provide consulting services, consulting project work and staffing services.
          Sales to the federal government are realized through our own GSA schedule, via the GSA schedules of our strategic partners and through federal government market integrators. The GSA’s Federal Supply Services Schedule is a list of pre-approved vendors from which the government and/or federal agencies may purchase goods and services. Our GSA Schedule GS-35F-4085D is an effective procurement vehicle for us.
          We believe the government’s criteria for selecting vendors consists of price, quality, familiarity with the vendor, and size and financial capability of the vendor. The government has increased the amount of IT products acquired through the GSA Schedule. Our GSA Schedule provides the government with a broad range of IT products and consulting services.
Commercial Market
          The commercial market for our IT products and services is highly fragmented, served by thousands of small value-added resellers, specialized manufacturers, software companies and consulting services firms. Many of these companies service a small geographic area and resell national brand computers, network hardware, and/or software.
          Our IT solutions are differentiated in the commercial (and federal government) market with technical expertise and professional consulting services. We believe our professional services group competes effectively in the Washington, D.C. metropolitan market because of our technical know-how, market knowledge and name recognition.
          In the ISV server appliance market, the principal elements of competition are product reliability, quality, customization, price, customer service, technical support, value-added services, and product availability. We distinguish our ISV server appliance offerings with specialized services such as engineering design, configuration management, logistics, supply chain management and fulfillment services.
Research and Development
          By investing in product development, we believe we will have more control over the functionality and marketing of our products. We also believe that the resulting intellectual property will increase the competitiveness of our offerings and improve product margins. During fiscal 2007, we incurred research and development costs of approximately $662,000. We will continue to incur costs for product development in the future.
          We invest in intellectual property in the form of proprietary products such as SteelWorksTM. This appliance management software provides self-management and self-maintenance functionality to our appliance server offerings and allows our customers to quickly create a fully integrated turnkey appliance server. We are working to expand SteelWorksTM to address the needs of small to midsize businesses that require access to company data and attachments via their Blackberry handheld device. This product is called SteelWorks Mobile for the Blackberry Enterprise Server. This mobile business solution makes a BlackBerry® connection to company data and attachments easy to install and easy to manage. It is hardware and software in a low cost easy to install solution.
Suppliers
          We devote significant resources to establishing and maintaining relationships with our key suppliers and when possible, purchase directly from component manufacturers such as Intel and SuperMicro. We also purchase multiple products directly from large national and regional distributors such as Synnex, Ingram Micro, Avnet, and Bell Microproducts.
          Certain suppliers provide us with incentives in the form of discounts, rebates, credits, cooperative advertising, and market development funds. We must continue to obtain products at competitive prices from leading suppliers in order to provide competitively priced products for our customers. We believe our relationships with our key suppliers to be good and believe that generally, there are multiple sources of supply available should the need arise. In the event we are unable to purchase components from existing suppliers, we have alternative suppliers we can rely upon.

Patents, Trademarks and Licenses
          We work closely with computer product suppliers and other technology developers to stay abreast of the latest developments in computer technology. While we do not believe our continued success depends upon the rights to a patent portfolio, there can be no assurance that we will continue to have access to existing or new technology for use in our products.
          On April 13, 2006, we were issued patent 7,020,476 titled ‘Wireless Network Security.’ In addition, we have filed a divisional patent application for remaining claims from this patent now available under new changes in the law.
          On April 25, 2006, we were issued patent 7,017,186 titled ‘Intrusion Detection System using Self-Organizing Clusters.’
          We conduct our business under the trademarks and service marks of “SteelCloud,” “SteelCloud Company” and “Dunn Computer Corporation.” We believe our copyrights, trademarks and service marks have significant value and are an important factor in the marketing of our products.
Employees
          As of October 31, 2007, we had 62 employees. Of this total, 3 were employed in an executive capacity, 8 in sales and marketing, 12 in administrative capacities, 18 in technical and/or services and 21 in operations. As of January 18, 2008, we had 56 employees. None of our employees are covered by a collective bargaining agreement. We consider our relationships with our employees to be good.
          We believe our future success depends in large part upon our continued ability to attract and retain highly qualified management, technical, and sales personnel. We have an in-house training and mentoring program to develop our own supply of highly qualified technical support specialists. There can be no assurance, however, that we will be able to attract and retain the qualified personnel necessary for our business.
ITEM 1A. RISK FACTORS
          This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. In light of the important factors that can materially affect results, including but not limited to those set forth in this paragraph and below, the inclusion of forward-looking information herein should not be regarded as a representation by us or any other person that our objectives or plans will be achieved; we may encounter competitive, technological, financial, economic and business challenges making it more difficult than expected to continue to sell our products and services; we may be unable to retain existing key sales, technical and management personnel; there may be other material adverse changes in the information technology industry or the economy, or in our operations or business; and any or all of these factors may affect our ability to continue our current sales rate or may result in lower sales volume than currently experienced.
          Assumptions relating to budgeting, marketing, and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure or other budgets, which may in turn affect our business, financial position, results of operations and cash flows. The reader is therefore cautioned not to place undue reliance on forward-looking statements contained herein, which speak as of the date of this Annual Report on Form 10-K. We do not undertake and specifically decline any obligation to update any forward-looking statements or to publicly announce the results of any revisions to any statements to reflect new information or future events or developments.
          The reader should carefully consider the following risks. In addition the risks described below are not the only risks we face. The risks described below are only the risks that we currently believe are material to our business. However, additional risks not presently known, or risks that are currently believed to be immaterial, may also impair our business operations.

The restatements of our consolidated financial statements may subject us to actions or additional litigation which could have an adverse effect on our business, results of operations, financial condition and liquidity.
          In this Annual Report on Form 10-K, we are restating our consolidated balance sheets for the fiscal year ended October 31, 2006, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the fiscal years ended October 31, 2006 and October 31, 2005, each of the quarters in fiscal year 2006, and the first three quarters of fiscal year 2007. These restatements may result in civil litigation or other actions which could require us to pay fines, other penalties or damages and could have an adverse effect on our business, results of operations, financial condition and liquidity. The restatements may also result in negative publicity which may cause us to lose or fail to attract and retain key customers, employees and management personnel as a result of these matters.
Our internal control and procedures for financial reporting may not ensure that our public filings include timely and reliable financial information.
          As discussed in Item 9A, “Controls and Procedures,” we identified and reported to the Audit Committee of our Board of Directors and to our independent registered public accounting firm a material weakness in our internal control over financial reporting, as of October 31, 2007.
          The material weakness was due to the lack of effective policies and procedures surrounding the review and determination of manufacturing cost which should be allocated to inventory and cost of goods sold which contributed to the understatement of inventory and cost of goods sold and overstatement of general and administrative expenses.
          As a result of this material weakness, we determined that our internal control over financial reporting was not effective as of October 31, 2007. The material weakness resulted in adjustments to our inventories, cost of goods sold and general and administrative expense that caused us to restate our audited financial statements for (i) the year ended October 31, 2005, (ii) the year ended October 31, 2006 and the unaudited quarterly financial data for each of the quarters therein, and (iii) the unaudited quarterly financial data for each of the quarters in the nine months ended July 31, 2007. In addition, we restated the “Selected Consolidated Financial Data” in Item 6 for the fiscal years ended October 31, 2006, 2005, 2004, and 2003, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 for the fiscal years ended October 31, 2006, 2005, 2004, and 2003.
          The effectiveness of our controls and procedures could be limited by a variety of factors, and the remedial measures that we adopted in response to the weakness identified may not be successful to prevent similar events from recurring. These factors could include the following:
•	Faulty human judgment and simple error, omission or mistake;

•	Fraudulent action of an individual or collusion of two or more people;

•	Inappropriate override of procedures; and

•	The possibility that our enhanced controls and procedures may still not be adequate to assure the timely and accurate preparation of information and the timely filing of our periodic reports with the SEC.
          A failure to successfully implement and maintain effective internal control over financial reporting, including any ineffectiveness of the remedial measures we have implemented to address the material weakness in internal control over financial reporting, could result in a material misstatement of our financial statements that would not be prevented or detected or otherwise cause us to fail to meet our financial reporting obligations. This, in turn, could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

We may not be able to compete successfully against current and future competitors.
          The market for our products and services is highly competitive. Many of our competitors offer broader product lines and have substantially greater financial, technical, marketing and other resources than us, which could seriously harm our net sales and results of operation. Additionally, our competitors may receive beneficial prices from purchasing component parts in large quantities and may be parties to product and process technology licensing arrangements that are more favorable in terms of pricing and availability than our arrangements. As a result, we may have difficulty increasing or retaining our market share.
Rapid change in technology may cause a portion of our inventory to become obsolete.
          The computer products market is characterized by rapid technological change and the frequent introduction of new products and enhancements. While we strive to maintain a just-in-time inventory system, certain computer products held in our inventory can become obsolete at any given time, which could materially adversely affect our financial condition and results of operation.
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
          Our future success depends to a significant extent upon the continued service of our senior management personnel including Robert E. Frick and Kevin Murphy, our Chief Executive Officer and Chief Financial Officer, respectively. The loss of either of these individuals or other key senior executives could have a material adverse effect on us. There is intense competition for qualified personnel in our industry, and we may not be able to continue to attract and retain qualified personnel necessary for the development of our business, or to replace qualified personnel who may leave our employment in the future. There may be significant costs associated with recruiting, hiring and retention of personnel. Periods of contraction in our business may inhibit our ability to attract and retain our personnel. Loss of the services of, or failure to recruit, key design engineers or other technical and management personnel could be significantly detrimental to our product development or other aspects of our business.

We are dependent on significant customers.
          For our fiscal year ended October 31, 2007, we had generated approximately $11.7 million or 50% of our total net revenues from contracts with several significant customers. Future revenues and results of operations could be adversely affected should these customers reduce their purchases, eliminate product lines or choose not to continue to buy products and services from us. Given the nature of the products manufactured by us as well as the delivery schedules established by our partners, revenue and accounts receivable concentration by any single customer will fluctuate from quarter to quarter.
          If we are unable to continue to participate in government contract programs or if government contracting policies are changed, our business and results of operations could be harmed. Additionally, most government contracts are subject to modification or termination in the event of changes in funding and our contractual costs and revenues are subject to adjustment as a result of governmental audits. A significant amount of our revenues are derived from sales made through major procurement programs awarded by the government. If we are unable to renew or replace existing contracts our results of operations could be materially adversely affected.
Fluctuations in our quarterly operating results may cause the market price of our common stock to fluctuate.
          Our operating results have in the past fluctuated from quarter to quarter and we expect this trend to continue in the future. As a result, the market price of our common stock could be volatile. In the past, following periods of volatility in the market price of stock, many companies have been the object of securities class action litigation. If we are sued in a securities class action, it could result in substantial costs and a diversion of management’s attention and resources which could adversely affect our results of operations.
Our common stock may be subject to substantial price and volume fluctuations due to a number of factors, many of which will be beyond our control that may prevent our stockholders from reselling our Common Stock at a profit.
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
          The listing of our shares of common stock was moved from the Nasdaq National Market to the Nasdaq Small Cap Market on June 30, 2003. Effective September 13, 2005, the Nasdaq Small Cap Market was renamed the Nasdaq Capital Market. If we are unable to satisfy the Nasdaq Capital Market’s continued listing criteria in the future, our common stock may be delisted from the Nasdaq Capital Market. In August 2006, we announced that we received notice, under Marketplace Rule 4310(c)(4) (the “Rule”), that our common stock was subject to potential delisting from the Nasdaq National Market because the bid price of our common stock closed below the minimum $1.00 per share requirement for 30 consecutive business days prior to August 8, 2006. Under Marketplace Rule 4310(c)(8)(D), we were granted an initial 180 calendar days, or until February 5, 2007, to regain compliance. Although we were able to regain compliance with Marketplace Rule 4310(c)(4), we cannot guarantee that we will not receive another notice in the future. If our common stock were delisted from Nasdaq, an investor would find it more difficult to dispose of, or to obtain quotations as to the price of our common stock. Additionally, if our common stock is delisted from the Nasdaq Capital Market the market price of our common stock could decrease significantly.

We may issue additional shares of stock and dilute your ownership percentage.
          We may issue additional shares of common stock or preferred stock to raise additional capital or finance acquisitions, or upon the exercise or conversion of outstanding options and warrants. Any issuances of additional shares of stock would dilute your ownership percentage in us.
Future sales of our common stock in the public market may adversely affect our stock price.
          Future sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock.
ITEM 1B. UNRESOLVED STAFF COMMENTS
          Not applicable.
ITEM 2. PROPERTIES
          We lease approximately 24,000 square feet for our operations facility and approximately 19,000 square feet for our headquarters. Monthly rent for both the operations and headquarters leases, which expire in August 2014 and August 2009, respectively, is approximately $44,000 inclusive of operating expenses.
ITEM 3. LEGAL PROCEEDINGS
          We have no material legal claims pending against us.
          There are routine legal claims pending against us, but in the opinion of management, liabilities, if any, arising from such claims will not have a material adverse effect on our financial condition and results of operation.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          There were no matters submitted to a vote of our security holders during the fourth quarter of fiscal year 2007.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
          Prior to the quotation of our common stock beginning on April 22, 1997, there was no established trading market for our common stock. Our common stock is listed on The NASDAQ Stock Market, Inc.’s Capital Market. We changed our symbol from “DNCC” to “SCLD” on October 19, 2000.
          The following table sets forth the high and low selling prices as reported on the NASDAQ Capital Market through January 18, 2008, for each fiscal quarter during the fiscal years ended October 31, 2007 and 2006, as well as for the first quarter of fiscal 2008 through January 18, 2008. These quotations reflect inter-dealer prices without retail mark-up, markdown, or commission and may not represent actual transactions.

	Fiscal 2006
	High	Low
First Quarter	$2.28	$1.62
Second Quarter	$1.83	$1.48
Third Quarter	$1.67	$0.62
Fourth Quarter	$0.70	$0.44

	Fiscal 2007
	High	Low
First Quarter	$1.34	$0.61
Second Quarter	$1.47	$0.94
Third Quarter	$1.74	$1.12
Fourth Quarter	$1.68	$1.12

	Fiscal 2008
	High	Low
First Quarter (through January 18, 2008)	$1.25	$0.87
          On January 18, 2008, the closing price of our common stock as reported on the NASDAQ Capital Market was $0.97 per share. There were approximately 5,100 shareholders of the common stock of the Company as of such date.
Dividend Policy
          We have not paid cash dividends on our common stock and do not intend to do so in the foreseeable future.
Repurchase of Securities
          We did not repurchase any of our common stock during the quarter ended October 31, 2007.
Issuance of Unregistered Common Stock
          On March 7, 2007, we issued 21,504 shares of its common stock to members of our Board of Directors. The shares were valued at $0.99. The total expense associated with this stock issuance was approximately $21,000.

Recent Sales of Unregistered Stock
          On October 24, 2003, we sold 1,887,500 shares of its common stock to private and institutional investors in a private placement transaction at a price of $4.00 per share. We received gross proceeds of $7,550,000 in connection with this transaction. Brean Murray & Co., Inc. and Ferris, Baker Watts, Incorporated acted as co-placement agents in connection with this private offering. The co-placement agents received an aggregate of $437,500 and 107,422 warrants to purchase shares of our common stock as commissions in connection with this offering. Additionally, in connection with this transaction, we issued an aggregate of 493,359 and 85,938 warrants at an exercise price of $5.81 and $4.00 per share, respectively, which are exercisable until October 24, 2008. The securities were sold pursuant to an exemption from registration provided by section 4(2) of the Securities Act.
ITEM 6. SELECTED FINANCIAL DATA
SELECTED CONSOLIDATED FINANCIAL DATA
          As discussed further in Note 2 “Restatement of Previously Issued Financial Statements” of the “Notes to Consolidated Financial Statements” contained in Item15 of this Annual Report, we have restated our consolidated balance sheets for the fiscal year ended October 31, 2006, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the fiscal years ended October 31, 2006 and 2005, the unaudited quarterly financial information for each of the quarters in the nine months ended July 31, 2007 and unaudited quarterly financial information in each of the quarters in the year ended October 31, 2006. Specifically, we are restating our consolidated financial statements as the result of certain errors in its previously issued financial statements, principally related to the misclassification of certain direct and indirect manufacturing costs in its consolidated statements of operations, resulting in an understatement of cost of goods sold and a comparable overstatement of operating expenses. As such, cost of goods sold increased and operating expenses (general & administrative costs) decreased for the periods indicated above. In addition, net income (loss) was adjusted for the periods indicated above as a result of allocating direct and indirect costs to inventory.
          The statement of operations data included in the selected consolidated financial data set forth below for the years ended October 31, 2007, 2006 and 2005 and the balance sheet data set forth below at October 31, 2007 and 2006 are derived from, and are qualified in their entirety by reference to, our audited consolidated financial statements and notes thereto included in this Annual Report on Form 10-K. The statement of operations data set forth below for the years ended October 31, 2004 and 2003 and the balance sheet data set forth below at October 31, 2005, 2004 and 2003 has been restated to conform to the financial statements included in this Form 10-K and is presented herein on an unaudited basis. The following selected financial data should be read in conjunction with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report.

          (*) The consolidated statement of operations data set forth below with respect to the fiscal years ended October 31, 2003 does not reflect the maintenance and support agreement net revenue reclassification as described in Note 3 “Reclassification” to the “Notes to Consolidated Financial Statements in this Form 10-K as the effect in those periods was not material.

	Year Ended October 31,
	2003*	2004	2005	2006
	(Restated)	(Restated)	(Restated)	(Restated)	2007
	(unaudited)	(unaudited)
Consolidated Statement of Operations Data:
Net revenues	$33,043	$26,900	$34,525	$24,216	$23,316
Costs of revenues	27,959	21,793	27,408	20,437	18,370
Gross profit	5,084	5,107	7,117	3,779	4,945
Selling, general and administrative, research and development, and amortization	4,984	7,413	7,407	7,983	6,592
Impairment of goodwill and other intangibles	—	—	—	4,486	—
Severance and restructuring costs	—	—	—	840	318
Income (loss) income from operations	100	(2,306)	(290)	(9,529)	(1,964)
Other (expense) income, net	(5)	(138)	48	(121)	19
Gain from change in warrant liability	—	1,643	—	—	—
Income (loss) from continuing operations before income taxes	95	(802)	(242)	(9,650)	(1,945)
Provision for income taxes	—	—	—	400	—
Income (loss) before discontinued operations	95	(802)	(242)	(10,050)	(1,945)
Net (loss) from discontinued operations	(144)	—	—	—	—
Net (loss) available to common stockholders	$(49)	$(802)	$(242)	$(10,050)	(1,945)
Basic income (loss) per share	$0.01	$(0.06)	$(0.02)	$(0.71)	$(0.14)
Diluted income (loss) per share	$0.01	$(0.06)	$(0.02)	$(0.71)	$(0.14)
Weighted average shares outstanding	10,241	13,450	13,934	14,151	14,287
Weighted average shares outstanding assuming dilution	10,962	13,450	13,934	14,151	14,287

	At October 31,
	2003	2004	2005	2006
	(Restated)	(Restated)	(Restated)	(Restated)	2007
	(unaudited)	(unaudited)	(unaudited)
Consolidated Balance Sheet Data:
Working capital	$11,681	$10,030	$9,232	$5,110	$3,707
Total assets	19,844	22,893	21,103	10,643	7,936
Long-term debt	66	141	224	397	170
Liability associated with warrants	2,192	549	—	—	—
Total liabilities	7,219	7,442	5,055	4,391	3,229
Stockholders’ equity	12,625	15,452	16,048	6,252	4,707

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, risks associated with the integration of businesses following an acquisition, concentration of revenue from one source, competitors with broader product lines and greater resources, emergence into new markets, the termination of any of our significant contracts or partnerships, our inability to maintain working capital requirements to fund future operations or our inability to attract and retain highly qualified management, technical and sales personnel.
RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
          As discussed further in Note 2 “Restatement of Previously Issued Financial Statements” of the “Notes to Consolidated Financial Statements” contained in Item 15 “Exhibits, Financial Statements” of this Annual Report, on From 10-K we have restated our consolidated balance sheets for the fiscal year ended October 31, 2006, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the fiscal years ended October 31, 2006 and 2005, the unaudited quarterly financial information for each of the quarters in the nine months ended July 31, 2007 and unaudited quarterly financial information in each of the quarters in the year ended October 31, 2006. Specifically, we are restating our consolidated financial statements as the result of certain errors in our previously issued financial statements, principally related to the misclassification of certain direct and indirect manufacturing costs in our consolidated statements of operations, resulting in an understatement of cost of goods sold and a comparable overstatement of operating expenses. As such, cost of goods sold increased and operating expenses (general and administrative costs) decreased for the periods indicated above. In addition, net income (loss) was adjusted for the periods indicated above as a result of allocating direct and indirect costs to inventory. All referenced amounts in this report for years ended October 31, 2006 and 2005 and prior period comparisons reflect the balances and amounts on a restated basis.
OVERVIEW
          Founded in 1987, we are a leading manufacturer of embedded integrated computing systems solutions for the federal marketplace and ISVs. We design, manufacture and integrate specialized servers for federal market prime contractors (“federal integrators”) and Independent Software Vendors (ISVs) who use the specialized servers to deliver application software to their clients.
          For ISV customers, we design, manufacture and integrate low-maintenance servers (called “appliances” in this market) so ISVs can make their software product easier to deploy and support, more competitive and open new markets by delivering their application software on fully-integrated, ready-to-use appliances.
          We supplement our existing public sector sales force by utilizing the services of Manufacturer Representatives. Manufacturer Representatives serve as strategic vehicles for gaining access to key decision makers within major federal integrator organizations. These companies act as a commission-based field sales teams which market our products and services to nationally recognized federal contracting companies which mainly target military COTS server applications.
          In addition, we serve information technology end users directly, in both the public and private sectors, with products and services focused on IT centric solutions. Our IT centric solutions include our appliance servers, products from our strategic partners along with our consulting services.
          Our ISO 9001:2000 certified Quality Management System establishes measurable quality objectives throughout the organization and provides procedures for continuous quality improvement in all aspects of our business. This certification is particularly critical to our success in the federal government market space as most government end customers require their contractors and sub-contractors to be ISO 9001:2000 certified.

Reclassification
          Beginning May 2006, we began to recognize revenue associated with the resale of maintenance contracts on a net basis in accordance with Financial Accounting Standards Board (“FASB”) Emerging Issue Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”). For comparative purposes, product revenue and cost of goods sold on the consolidated statements of operations for fiscal year 2005 and the first two quarters of fiscal year 2006 have been reclassified to reflect the effect of recording the resale of maintenance contracts on a net basis in those prior periods. This reclassification had the following effect on reported revenues and cost of goods sold for fiscal year 2005:

Year ended October 31,
2005
(Restated)
Total revenue, as reported	$36,474,657
Total revenue (resale of software maintenance and support contracts reported as net revenue)	$34,525,138

Total cost of goods sold, as reported	$27,863,509
Total cost of goods sold (resale of software maintenance and support contracts reported as net revenue)	$25,913,990

Total cost of goods sold (resale of software maintenance and support contracts reported as net revenue) (Restated)	$27,408,182
          This reclassification had no effect on reported gross profit, net income (loss) or net earning (loss) per share.
Fiscal Year 2007
Q4 Profit Goal Accomplishment
          We successfully accomplished our turnaround plan achieving profitability for the fourth quarter of fiscal year 2007. This accomplishment was achieved by devoting attention to growing our business in markets our existing expertise and contacts can be leveraged, by concentrating efforts on efficient problem solving and cost effective solutions. We generated net revenues of approximately $10.1 million for the three months ending October 31, 2007 compared to $5.4 million for the same period in fiscal year 2006, an increase of approximately 87.17%. Net earnings for the fourth quarter of fiscal year 2007 were approximately $102,000 compared to a loss of approximately ($818,000) for the same period in fiscal year 2006.
Management Change
          In August 2007, our Board of Directors appointed Robert E. Frick as our Executive Director. The appointment was part of the transition plan that we initiated in 2006 when Cliff Sink, was charged to lead us to a return to profitability and an increased share price. Also in August 2007, we entered into an Employment Resignation Agreement with Cliff Sink pursuant to which Mr. Sink resigned his positions as our President, Chief Executive Officer and Board Member effective November 1, 2007. On November 1, 2007, Mr. Frick assumed all leadership responsibilities as President and Chief Executive Officer and was appointed to the Board of Directors to fill the vacancy created by Mr. Sink’s resignation.
Significant Customer Contracts
          During fiscal year 2007, we were awarded a contract by a major federal customer. The contract called for us to supply ruggedized systems. Over the seven month contract engagement, during fiscal year 2007, we produced approximately 2,000 units and recognized approximately $8.1 million of revenue associated with this contract.

Nasdaq Notices
          On August 9, 2006, we announced that we had received notice, under Marketplace Rule 4310(c)(4) (the “Rule”), that our common stock was subject to potential delisting from the Nasdaq National Market because the bid price of our common stock closed below the minimum $1.00 per share requirement for 30 consecutive business days prior to August 8, 2006. On January 26, 2007, we regained compliance under Nasdaq Marketplace Rule 4310(c)(8)(D) as the closing bid price of our common stock exceeded $1.00 for ten consecutive business days.
Significant Customers
          During fiscal year 2007, contracts with two customers, a federal customer and a commercial customer, represented $8.4 million and $3.3 million of our net revenues or 36% and 14% of total net revenues, respectively, for the year. Given the nature of the products manufactured by us as well as the delivery schedules established by our partners, revenue and accounts receivable concentration by any single customer will fluctuate from year to year. Future revenues and results of operations could be adversely affected should these customers reduce its purchases, eliminate product lines or choose not to continue to buy products and services from us.
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
          The significant accounting policies used in the preparation of our financial statements are described in Note 5 “Significant Accounting Policies” to our Financial Statements. Some of these significant accounting policies are considered to be critical accounting policies. A critical accounting policy is defined as one that has both a material impact on our financial condition and results of operations and requires us to make difficult, complex and/or subjective judgments, often as a result of the need to make estimates about matters that are inherently uncertain.
          We believe that the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements.
Revenue Recognition
          We recognize revenue in accordance with the SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements, corrected copy” (“SAB 104”). Generally, SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured.
          Effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, we have adopted Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). Issued in December 2002 by the Financial Accounting Standards Board (“FASB”), EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. This Issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. This Issue does not change otherwise applicable revenue recognition criteria. In the event we enter into a multiple element arrangement and there are undelivered elements as of the balance sheet date, we assess whether the elements are separable and have determinable fair value in determining the amount of revenue to record.
          Beginning in May 1, 2006, we began to recognize revenue associated with the resale of maintenance contracts on a net basis in accordance with Emerging Issues Task Force Issue No 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”), and interpretations thereof. For comparative purposes, product revenue and cost of goods sold on the consolidated statements of operations for the fiscal years 2005 and 2006 have been reclassified to reflect the effect of recording the resale of maintenance contracts on a net basis in those prior years.
          We derive our revenue from the following sources: product sales, information technology support services, software license as a reseller and support sales and software training and implementation services.

          For product sales where title transfers upon shipment and risk of loss transfers to our customer, we generally recognize revenue at the time of shipment. For product sales where title and risk of loss transfers upon destination, we generally recognize revenue when products reach their destination. Revenue from hardware leased to customers under operating lease arrangements is recognized over the contract term. When product and installation services that are not essential to the functionality of the product are sold as part of a bundled agreement, the fair value of the installation services, based on the price charged for the services when sold separately, is deferred and recognized when the services are performed. The products sold are generally covered by a warranty ranging from one to three years. We accrue an estimated warranty reserve in the period of sale to provide for estimated costs associated with providing warranty services.
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
Equity-Based Compensation
          We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) on November 1, 2005. Issued in December 2004 by the FASB, SFAS No. 123R requires that the fair value compensation cost relating to share-based payment transactions be recognized in financial statements. Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the employee’s requisite service period. The fair value of the stock options and employee stock purchase plan (“ESPP”) awards was estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections in adopting and implementing SFAS No. 123R, including expected stock price volatility and the estimated life of each award. The fair value of equity-based awards is amortized over the vesting period of the award and we have elected to use the straight-line method for amortizing our stock option and ESPP awards. We adopted the modified prospective transition method as provided by SFAS No. 123R and compensation costs for all awards granted after the date of adoption and the unvested portion of previously granted awards outstanding are measured at their estimated fair value.
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

Income Taxes
          We recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of certain assets and liabilities. A valuation allowance is established, as necessary, to reduce deferred income tax assets an amount expected to be realized in future periods. We determine our valuation allowance pursuant to the provisions of FASB Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which requires us to weigh all positive and negative evidence including past operating results and forecasts of future taxable income. During the second quarter of fiscal 2006, we adjusted our valuation allowance to fully reserve for all deferred tax assets, which caused us to recognize income tax expense of $400,000. In assessing the amount of the valuation allowance as of October 31, 2007, we considered, in particular, our forecasted taxable income for the upcoming fiscal year, current backlog of orders, including those recently received, and other significant opportunities currently in our sales and marketing pipeline with a high probability of generating revenues. Based upon this review, we have continued to fully reserve for all deferred tax assets as of October 31, 2007.
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
          We periodically evaluate our inventory obsolescence to ensure inventory is recorded at its net realizable value. Our policy is to assess the valuation of all inventories, including manufacturing raw materials, work-in-process, finished goods and spare parts in each reporting period. Inherent in managements estimates of excess and obsolete inventory are management’s forecasts related to our future manufacturing schedules, customer demand, technological and/or market obsolescence and possible alternative uses. If future customer demand or market conditions are less favorable than our projections, additional inventory write-downs may be required, and would be reflected in cost of sales in the period the revision is made.
Warranty
          Typically, the sale of our specialized servers includes providing parts and service warranties to customers as part of the overall price of the systems. We offer warranties for our systems that typically cover a period of one to three years that commences upon shipment of the system to the customer. When appropriate, we record a reserve for estimated warranty expenses to cost of sales for each system upon revenue recognition. The amount recorded is based on an analysis of historical activity. All actual parts and labor costs incurred in subsequent periods are charged to the established reserves.
          Actual warranty expenses are incurred on a system-by-system basis, and may differ from our original estimates. While we periodically monitor the performance and cost of warranty activities, if actual costs incurred are different than our estimates, we may recognize adjustments to the reserve in the period in which those differences arise or are identified.
          In addition to the provision of standard warranties, we offer customer-paid extended warranty services. Revenues for extended maintenance and warranty services with a fixed payment amount are recognized on a straight-line basis over the term of the contract.

Segment Reporting
          FASB Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by our chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. SFAS No. 131 also establishes a quantitative threshold, whereby an enterprise should report separately information about an operating segment if its reported revenue is 10 percent or more of the combined revenue of all reported operating segments. We are organized on the basis of products and services. However, we do not evaluate the performance of our operating components and units based on earnings. Our chief operating decision maker is our Chief Executive Officer. While the Chief Executive Officer is apprised of a variety of financial metrics and information, the Chief Executive Officer makes decisions regarding how to allocate resources and assess performance based on a single operating unit.
Recently Issued Accounting Pronouncements
          In June 2006, the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 06-03, “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF 06-03”). EITF 06-03 concluded that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, such as sales, use, value added and certain excise taxes, is an accounting policy decision that should be disclosed in a company’s financial statements. In addition, companies that record such taxes on a gross basis should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The guidance is effective for financial reports for interim and annual reporting periods beginning after December 15, 2006. We collect and remit sales and property taxes on products and services that we purchase and sell under our contracts with customers, and report such amounts under the net method in our consolidated statements of operations. Accordingly, there are no sales and property taxes included in gross revenue and therefore disclosure will not be required.
          In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109. This pronouncement recommends a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in our tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for our first fiscal quarter of fiscal 2008. We are in the process of evaluating the effect, if any, the adoption of FIN 48 will have on our financial statements.
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
          In February 2007, the FASB issued Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides a choice to measure many financial instruments and certain other items at fair value and requires disclosures about the election of the fair value option. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Therefore, we are required to adopt SFAS No. 159 in the first quarter of 2008. We are in the process of evaluating the effect, if any; the adoption of SFAS No. 159 will have our financial statements.

Results of Operations
          The following table sets forth certain of our income and expense items for the fiscal years ended October 31, 2003, 2004, 2005, 2006 and 2007, as a percentage of net revenues.
          (*) The consolidated statement of operations data set forth below with respect to the fiscal years ended October 31, 2003 does not reflect the maintenance and support agreement net revenue reclassification as described in Note 2 “Reclassification” to the Notes to the Financial Statements in this Annual Report on Form 10-K as the effect in those periods was not material.

	2003*	2004	2005	2006
	(Restated)	(Restated)	(Restated)	(Restated)	2007
	(unaudited)	(unaudited)
Net revenues	100.00%	100.00%	100.00%	100.00%	100.00%
Costs of revenues	84.61%	81.01%	79.39%	84.39%	78.79%
Gross profit	15.39%	18.99%	20.61%	15.61%	21.21%
Selling, general and administrative, research and development, and amortization	15.08%	27.56%	21.45%	32.97%	28.27%
Impairment of goodwill and other intangibles	—	—	—	18.52%	—
Severance and restructuring costs	—	—	—	3.47%	1.36%
Income (loss) from operations	0.30%	(8.57)%	(0.84)%	(39.35)%	(8.42)%
Other (expense) income	(0.01)%	(0.51)%	0.14%	(0.50)%	0.08%
Gain from change in warrant liability	—	6.11%	—	—	—
Income (loss) before income taxes	0.29%	(2.98)%	(0.70)%	(39.85)%	(8.34)%
Provision for income taxes	—	—	—	1.65%	—
(Loss) from discontinued operations	(0.44)%	—	—	—	—
Net (loss) income to common stockholders	(0.15)%	(2.98)%	(0.70)%	(41.50)%	(8.34)%
Fiscal Year Ended October 31, 2007 Compared to Fiscal Year Ended October 31, 2006
Net Revenue Discussion:
          The following table summarizes our net revenue for the fiscal years ended October 31, 2006 and 2007 in dollars and as a percentage of net revenues.

	Fiscal Year Ended October 31,
	2006		2007		Increase (decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage

Products	$21,615,038	89.26%	$21,421,129	91.87%	$(193,909)	(0.90)%
Services	2,600,873	10.74%	1,894,551	8.13%	(706,322)	(27.16)%

Total net revenues	$24,215,911	100.00%	$23,315,680	100.00%	$(900,231)	(3.72)%

          The decrease in product revenue is the result of our transitioning out of the reseller business to focus on the federal integrator and ISV businesses, our core business. We experienced approximately a 66% decrease in reseller revenue for the twelve month period ended October 31, 2007 compared to the same period in fiscal year 2006. The reseller revenue decrease was replaced by increases in our ISV and Integrator business. Our revenues from our ISV and Integrator business increased by approximately 62% and 49%, respectively for fiscal year 2007 compared to fiscal year 2006. Higher demand by new and existing customers throughout 2007 generated the increase in the ISV sales, and the increase in integrator revenue is attributable to deliveries associated with a significant contract with a federal customer during fiscal year 2007, which was valued at approximately $8.1 million.
          The decrease in service revenues for the twelve month period ended October 31, 2007 as compared to the same period in fiscal 2006 is the result of our successful transition away from the reseller business as well as our not accepting incremental revenue, in order to maintain higher margins. As a result, we are serving the market directly rather than through our strategic partners. During fiscal year 2007, we refocused our services business on the local Washington D.C. technology market which has resulted in a temporary decline in revenues. We expect service revenue to grow in the future as we refocus our service offerings.
Gross Profit Discussion:
     The following table summarizes our gross profit for the fiscal years ended October 31, 2006 and 2007 in dollars, as a percentage of gross profit and as a percentage of net revenues.

	Fiscal Year Ended October 31,
	2006
	(Restated)		2007		Increase (decrease)
		% of Gross		% of Gross
	Dollars	Profit	Dollars	Profit	Dollars	Percentage

Products	$3,235,992	85.62%	$4,356,274	88.09%	$1,120,282	34.62%
Products — GP%	14.97%		20.34%
Services	543,408	14.38%	588,947	11.91%	45,539	8.38%
Services — GP%	20.89%		31.09%

Total gross profit	$3,779,400	100.00%	$4,945,221	100.00%	$1,165,821	30.85%
Total — GP%	15.61%		21.21%
          The increase in product gross profit is the direct result our successful transition away from the reseller business, which historically yielded lower margins. For the twelve months ended October 31, 2006 reseller revenue represented approximately 31% of our net product revenues compared to approximately 11% for the twelve months ended October 31, 2007. During fiscal year 2006, we incurred costs of approximately $250,000 to write-down the inventoried costs of end of life products. We expect gross profit as a percentage of net revenues to continue to fluctuate as product lines expand, new products are brought to market, start up costs are incurred and new discounts, incentives and rebates become available.

          The increase in services gross profit, both in dollars and as a percentage of revenue is attributable to the combination of our successful transition away from the third party solutions business and our fiscal year 2006 restructuring efforts. As a result, we are selling services directly to the market rather than through our strategic partners. In addition, the increase is the result of improved utilization of the staff available for service contracts. We anticipate gross profit for services to fluctuate in future quarters as a result of refocusing our service offerings.
Operating Expense Discussion:
          The following table summarizes our operating expenses for the fiscal years ended October 31, 2006 and 2007 in dollars and as a percentage of net revenues.

	Fiscal Year Ended October 31,
	2006
	(Restated)		2007		Increase (decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage

Selling and marketing	$2,482,079	10.25%	$1,614,817	6.93%	$(867,262)	(34.94)%

General and administrative	4,780,554	19.74%	4,315,254	18.51%	(465,300)	(9.73)%

Research and product development	634,449	2.62%	661,550	2.84%	27,101	4.27%

Impairment of goodwill and other intangibles	4,485,657	18.52%	—	—	(4,485,657)	(100.00)%

Amortization of goodwill and other intangible assets	86,335	0.36%	—	—	(86,335)	(100.00)%

Severance and restructuring costs	839,642	3.47%	317,548	1.36%	(522,094)	(62.18)%

Total operating expenses	$13,308,716	54.96%	$6,909,169	28.53%	$(6,399,547)	(48.09)%
          As a result of the 2006 restructuring efforts, selling and marketing personnel for the twelve months ended October 31, 2007 decreased compared to the twelve months ended October 31, 2006. For the first half of fiscal 2006, we made investments in areas outside of our core business that did not return the expected results. During the second half of fiscal year 2006, we began the process of eliminating unsuccessful business activities to focus and reinvest in our core business, the federal integrator and ISV markets. We will continue to evaluate our costs relative to our revenues and gross profits.
          The decrease in general and administrative expenses is primarily attributable to the cost reductions that were initiated during the third quarter of fiscal year 2006. The cost reductions included curtailing expenses related to non-revenue generating activities, terminating non-essential employees, and instituting an across the board departmental expense reduction. The decrease is also the result of costs of approximately $200,000 associated with the amendment and termination of the employment contract of our then President during the second quarter of fiscal year 2006. Our cost reductions were offset by an increase of approximately $166,000 in non-cash stock compensation expense for fiscal year 2007 compared to the same period in fiscal year 2006. Although we continue to manage our costs relative to our revenues and gross profits, additional resources may be required in order to invest in our core federal integrator and ISV business.
          Research and product development expense for the twelve months ended October 31, 2007 was consistent with the same period in fiscal year 2006.
          The decrease in impairment of goodwill charges is the result of our recognizing an impairment loss of approximately $4,486,000 in fiscal 2006 in order to write down the carrying value of our goodwill to our estimated fair value. As of October 31, 2007, we no longer have any goodwill or other intangible balances associated with acquisitions on our balance sheet.

          The decrease in the amortization expense is the result of our reducing the carrying value of our other intangible assets to our estimated fair value during fiscal year 2006. As of October 31, 2007, we have no goodwill or other intangible assets associated with acquisitions on our balance sheet.
          The decrease in severance and restructuring charges for the twelve months ended October 31, 2007 compared to the twelve months ended October 31, 2006 is the result of incurring non recurring costs associated with the closing of our Florida office in the amount of $170,000, severance payments as a result of restructuring in the amount of $40,000 and expenses associated with the separation agreement entered into with our founder and former CEO, in the amount of $636,000 during fiscal year 2006. In fiscal year 2007, we incurred approximately $318,000 of non recurring costs associated with the employment resignation agreement entered into with our previous CEO, Cliff Sink.
Other Income (Expense) Discussion:
          The following table summarizes our other income (expense) for the fiscal years ended October 31, 2006 and 2007 in dollars and as a percentage of net revenues.

	Fiscal Year Ended October 31,
	2006		2007		Increase (decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage

Interest income net	$53,583	0.22%	$19,353	0.08%	$(34,230)	(63.88)%
Other (expense), net	(174,361)	(0.72)%	—	—	(174,361)	(100.00)%

Total other (expense) income	$(120,778)	(0.50)%	$19,353	0.08%	$(140,131)	(116.02)%
          The decrease in interest income for the twelve month period ended October 31, 2007 is attributable to additional interest expense associated with the recording of severance payments at net present value, offset by lower interest income compared to the same period in fiscal year 2006. Our interest income for the twelve month period ended October 31, 2007 was lower than the comparable period in fiscal year 2006 due to lower cash on hand during the twelve months ended October 31, 2007.
          The decrease in other expense for fiscal year 2007 is attributable to the non-recurring legal and professional services fees resulting from the investigation of an attempted exercise of certain employee stock options incurred during fiscal year 2006.
Provision for Income Tax Discussion:
          The following table summarizes our provision for income tax for the fiscal years ended October 31, 2006 and 2007 in dollars and as a percentage of net revenues.

	Fiscal Year Ended October 31,
	2006		2007		Increase (decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage

Total provision for income taxes	$400,000	1.65%	$—	0.00%	$(400,000)	(100.00)%
          For the twelve month period ended October 31, 2006, we recognized $400,000 in income tax expense due to the adjustment of our tax valuation allowance. As a result of the adjustment, our deferred tax assets were, and remain, fully reserved.

Net (Loss) Discussion:
          The following table summarizes our net (loss) for the fiscal years ended October 31, 2006 and 2007 in dollars and as a percentage of net revenues.

	Fiscal Year Ended October 31,
	2006
	(Restated)		2007		Increase (decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage

Net (loss)	$(10,050,094)	41.50%	$(1,944,595)	8.34%	$(8,105,499)	(80.65)%
          The decrease in net loss for the twelve months ended October 31, 2007 as compared to the same period in fiscal 2006 is the result of our fiscal year 2006 restructuring activities and continuing to manage our costs relative to our revenue during the twelve months ended October 31, 2007 compared to the same period in fiscal year 2006. In addition, we incurred significant, one-time, non-recurring expenses during fiscal year 2006 compared to fiscal year 2007. Significant, one-time, non-recurring expenses for fiscal year 2006 included approximately $4,486,000 of charges incurred to write down our goodwill and other intangible assets to their carrying value, $840,000 in severance and restructuring charges, $174,000 of non-recurring legal and professional services fees, $200,000 in costs associated with the termination of an employment contract with our former President who resigned in June 2006, $400,000 in income tax expense due to the adjustment of the tax valuation allowance and approximately $250,000 in expense for inventory obsolescence primarily associated with end of life products. Significant, one-time, non-recurring expenses incurred during fiscal year 2007 included approximately $318,000 in severance charges. We successfully accomplished our turnaround plan achieving profitability for the fourth quarter of fiscal year 2007. As mentioned in Footnote 18 “Quarterly Financial Information” in the Notes to the Financial Statements, we generated net earnings of approximately $102,000 for the fourth quarter of fiscal year 2007.
Fiscal Year Ended October 31, 2006 Compared to Fiscal Year Ended October 31, 2005
Net Revenue Discussion:
          The following table summarizes our net revenue for the fiscal years ended October 31, 2005 and 2006 in dollars and as a percentage of net revenues.

	Fiscal Year Ended October 31,
	2005		2006		Increase (decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage

Products	$31,401,348	90.95%	$21,615,038	89.26%	$(9,786,310)	(31.17)%
Services	3,123,790	9.05%	2,600,873	10.74%	(522,917)	(16.74)%

Total net revenues	$34,525,138	100.00%	$24,215,911	100.00%	$(10,309,227)	(29.86)%

          The decrease in product revenue is primarily attributable to the completion of several significant contracts with one federal integrator during fiscal year 2005 and the lack of comparable orders or contracts in fiscal 2006. We recognized revenue of approximately $7.6 million associated with this integrator for the twelve month period ended October 31, 2006 compared to approximately $18.2 million during the same period in fiscal year 2005. Partially offsetting the decrease was higher demand for ISV products generated by new and existing customers throughout 2006 and an increase in third party software solution products, where we act as a reseller, as a result of our engaging new channel partners during the first half of fiscal 2006. Although third-party software solution product revenue increased in fiscal year 2006 compared to fiscal year 2005, we have begun to transition away from the third-party solution business, which typically carries lower margins, and focus on the federal integrator and ISV businesses, our core business. As a result, we expect total revenue to decrease during the first half of fiscal 2007 as revenues associated with the lower margin, third-party software sales continue to decrease. We have begun to focus on improving our ISV and integrator revenues but do not anticipate total net revenue to increase until late fiscal 2007 due to the long sales cycles associated with these markets.
          The decrease in service revenue is primarily the result of the completion of certain long-term contracts in fiscal 2005 coupled with a lack of new service contracts in fiscal 2006 to replace this revenue. During fiscal 2006, we expected certain revenue levels from our partnerships that never materialized. Consequently, we have determined to serve this market directly rather than through our strategic partners. In addition, service revenue associated with the acquisition of Asgard, decreased to approximately $71,000 in fiscal year 2006 from $560,000 in fiscal year 2005 as a result of closing the Florida office in fiscal year 2006.
Gross Profit Discussion:
          The following table summarizes our gross profit for the fiscal years ended October 31, 2005 and 2006 in dollars, as a percentage of gross profit and as a percentage of net revenues.

	Fiscal Year Ended October 31,
	2005		2006
	(Restated)		(Restated)		Increase (decrease)
		% of Gross		% of Gross
	Dollars	Profit	Dollars	Profit	Dollars	Percentage

Products	$6,110,432	85.86%	$3,235,992	85.62%	$(2,874,440)	(47.04)%
Products — GP%	19.46%		14.97%
Services	1,006,524	14.14%	543,408	14.38%	(463,116)	(46.01)%
Services — GP%	32.22%		20.89%

Total gross profit	$7,116,956	100%	$3,779,400	100.00%	$(3,337,556)	(46.90)%
Total — GP%	20.61%		15.61%
          The decrease in product gross profit is primarily due to the completion of significant contracts in fiscal 2005. Gross profits on long-term contracts historically increase throughout the contract life cycle and are typically at their highest point near the end of the contract. Margins increase throughout the contract due to the incurrence of start up costs at contract initiation. In addition, the purchasing power for larger contracts enables us to reduce our materials costs throughout the contract. The decrease can also be attributed to the growth in third-party software solution product revenues during the first half of fiscal 2006, which traditionally have lower gross profits, compared to the same period in 2005. We also incurred costs of approximately $250,000 to write-down the inventoried costs of end of life products during fiscal year 2006. We announced these product life ends and do not anticipate additional write-downs relating to these products. Although we expect gross profits to increase as we transition away from the low margin, third-party solution business, we expect gross profit as a percentage of net revenues to fluctuate from quarter to quarter as product lines expand, new products are brought to market, start up costs are incurred, and new discounts, incentives and rebates become available.

          The decrease in gross profit as a percentage of revenue is attributable to investments in technical consultant staff, the use of resources to develop our higher margin, project-based service offerings as well as our continuing to support partnership requirements by maintaining certified and available resources for immediate deployment for potential contracts. As previously mentioned, expected service revenues from certain partnerships never materialized. We anticipate gross profit for services to increase in future quarters as a result of our restructuring efforts whereby we will sell services directly and better utilize our individual consultants available for contracts.
Operating Expense Discussion:
          The following table summarizes our operating expenses for the fiscal years ended October 31, 2005 and 2006 in dollars and as a percentage of net revenues.

	Fiscal Year Ended October 31,
	2005		2006
	(Restated)		(Restated)		Increase (decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage

Selling and marketing	$1,868,787	5.41%	$2,482,079	10.25%	$613,292	32.82%
General and administrative	4,424,504	12.82%	4,780,554	19.74%	356,050	8.05%
Research and product development	998,832	2.89%	634,449	2.62%	(364,383)	(36.48)%
Impairment of goodwill and other intangibles	—	—	4,485,657	18.52%	4,485,657	100.00%
Amortization of goodwill and other intangible assets	115,113	0.33%	86,335	0.36%	(28,778)	(25.00)%
Severance and restructuring costs	—	—	839,642	3.47%	839,642	100.00%

Total operating expenses	$7,407,236	21.45%	$13,308,716	54.96%	$5,901,480	79.67%
          The increase in selling and marketing expense is the result of deploying additional sales personnel in order to increase brand recognition and our customer base. For the first half of fiscal 2006, we made investments in areas outside our core business that did not return the expected results. During the second half of fiscal year 2006, we took steps to eliminate unsuccessful business activities, specifically the resale of certain third-party solutions, to focus and reinvest in our core business, the federal integrator and ISV markets. Although we anticipate selling and marketing expenses to increase as new products and services are introduced, we will continue to evaluate our costs relative to our revenues and gross profits.
          The increase in general and administrative expenses is primarily the result of approximately $200,000 of costs associated with the amendment and termination of the employment contract of our former President during fiscal year 2006. This increase was offset due to our cost cutting efforts that took place during the second half of fiscal year 2006. These cost reductions included curtailing expenses related to non-revenue generating activities, terminating non-essential employees, and instituting an across the board departmental expense reduction. Although we continue to manage our costs relative to our revenues and gross profits, additional resources will be required in order to invest in our core federal integrator and ISV business.

          The decrease in research and product development expense is the result of our restructuring activities, specifically the termination of the Audit Compliance System (ACS) project during fiscal year 2006. As mentioned in Note 10 “Commitments,” we closed our Florida office during fiscal year 2006 and transitioned all remaining research and development activities to its corporate office where we will continue to make investments in research and development to maintain and grow current products. The decrease is also attributable to certain product development resources being used for sales support activities during fiscal year 2006 compared to the same period in fiscal 2005. We believe that research and development expenses will fluctuate from quarter to quarter as new products are being developed and introduced into the marketplace.
          The impairment of goodwill charge during the third quarter of fiscal year 2006 was the result of determining a triggering event had occurred under SFAS 142 as described in Note 8 “Goodwill and Other Intangible Assets.” As a result, management re-assessed the recoverability of goodwill carried on the financial statements and determined goodwill and other intangible assets were fully impaired. Consequently, we recognized an impairment loss of approximately $4,485,657 in the third quarter of fiscal 2006 in order to write down the carrying value of our goodwill to the estimated fair value. As of October 31, 2006, we no longer have any goodwill or other intangible assets associated with acquisitions on our balance sheet.
          The severance and restructuring charge during fiscal year 2006 is the result of non recurring costs associated with the closing of our Florida office in the amount of $170,000, as described in Note 4 “Management Change, Restructuring and Operations,” severance payments as a result of our restructuring in the amount of $40,000 and expenses associated with the separation agreement entered into with our former Chief Executive Officer (“CEO”), in the amount of $636,000. The separation agreement provided for the former CEO to resign as Chairman and member of our Board of Directors. Simultaneous with the resignation, we entered into a 23-month consulting arrangement whereby the former CEO will provide certain advisory services to our Board of Directors and management team during the transition. Under the terms of the agreement, the former CEO shall receive approximately $575,000 (23 months at his former base salary of $300,000 per annum). In addition, we will continue to provide health and dental coverage for the former CEO and his family, a leased car for his use and the transfer of a Company automobile in exchange for forgiveness of certain accounts payable that we owe to the former CEO and his family. The resignation was made in response to the results of an investigation by the Audit Committee of the Board relating to matters associated with the attempted exercise of certain employee stock options owned by the former CEO. The matter was discovered through the operation of our internal controls and procedures and did not result in any direct financial loss or have any direct effect on our financial statements. Our former CEO has denied any wrongdoing in connection with this matter.
Other Income (Expense) Discussion:
          The following table summarizes our other income (expense) for the fiscal years ended October 31, 2005 and 2006 in dollars and as a percentage of net revenues.

	Fiscal Year Ended October 31,
	2005		2006		Increase (decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage

Interest income, net	$48,362	0.14%	$53,583	0.22%	$5,221	10.80%
Other (expense), net	—	—	(174,361)	(0.72)%	(174,361)	(100.00)%

Total other income, net	$48,362	0.14%	$(120,778)	(0.50)%	$(169,140)	(349.74)%

          The increase in interest income, net, is the result of our interest income for fiscal year 2006 being higher than the comparable period in fiscal year 2005 due to increases in interest rates as well as a decrease in interest expense during fiscal year 2006 as compared to fiscal year 2005. The increase in other expense, net, is primarily the result of non-recurring legal and professional services fees resulting from the investigation of an attempted exercise of certain employee stock options incurred in fiscal year 2006, as described in Note 3 “Management Changes, Restructuring and Operations.”
Provision for Income Tax Discussion:
          The following table summarizes our provision for income tax for the fiscal years ended October 31, 2005 and 2006 in dollars and as a percentage of net revenues.

	Fiscal Year Ended October 31,
	2005		2006		Increase (decrease)
		% of Net		% of
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage

Total provision for income taxes	$—	0.00%	$400,000	1.65%	$400,000	100.00%
          For the twelve month period ended October 31, 2006, we recognized $400,000 in income tax expense due to the adjustment of our tax valuation allowance. As a result of the adjustment, our deferred tax assets were, and remain, fully reserved.
Net (Loss) Discussion:
          The following table summarizes our net (loss) for the fiscal years ended October 31, 2005 and 2006 in dollars and as a percentage of net revenues.

	Fiscal Year Ended October 31,
	2005		2006
	(Restated)		(Restated)		Increase (decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage

Net (loss)	$(241,918)	0.70%	$(10,050,094)	41.50%	$9,808,176	4,054.34%
          The net loss increase is attributable to our increased deliveries of product associated with significant contract awards during fiscal year 2005. In addition, we incurred significant, one-time, non-recurring expenses during fiscal year 2006. These expenses included $4,485,657 of charges incurred to write down our goodwill and other intangible assets to their fair value, $839,642 in severance and restructuring charges, $174,361 of non-recurring legal and professional services fees, $200,000 in costs associated with the termination of an employment contract with our former President who resigned in June 2006, $400,000 in income tax expense due to the adjustment of the tax valuation allowance and approximately $250,000 in expense for inventory obsolescence primarily associated with obsolete products.
Liquidity and Capital Resources
          Our primary source of working capital is cash flow from our operations. The use and availability of our cash is affected by the timing, pricing, and magnitude of orders for our products, and the timing of cash outflows relating to these orders.
          As of October 31, 2007, we had cash and cash equivalents of approximately $2.6 million and working capital of approximately $3.7 million. We believe cash on hand together with cash generated from operations will provide sufficient financial resources to finance our current operations through fiscal 2008.
          In fiscal 2007, we used $810,000 in cash flow from operating activities. Our primary use of cash was to finance operating losses and reduce our accounts payable balance by approximately $850,000. The collection of accounts receivable generated $1.1 million of cash.
          In fiscal year 2007, we invested approximately $223,000 in property and equipment.

          Our financing activities consisted of the exercise of employee stock purchase plan which generated approximately $16,000 in cash. In addition, we reduced our notes payable balance by approximately $15,000.
          On March 6, 2007, we renewed our bank line of credit that allows us to borrow an amount to the lesser of our collateralized cash on hand or $3.5 million. The line of credit bears interest at the LIBOR Market Index rate plus 1.25%. The line of credit is secured by all of our assets and expires on March 31, 2008. There were no outstanding borrowings on the line of credit at October 31, 2006 and October 31, 2007.
          We have short-term obligations under our operating lease and employment agreement commitments of approximately $2,340,000 and $1,382,000 respectively, for fiscal year 2007.
          From time to time, we may pursue strategic acquisitions or mergers, which may require significant additional capital. In such event, we may seek additional financing of debt and/or equity.
Off-Balance Sheet Arrangements
Contractual Obligations and Commercial Commitments
          We have significant contractual obligations for fiscal year 2007 and beyond for our operating leases. Our total obligation for our headquarters and operations facilities, expiring in August 2009 and August 2014, is approximately $44,000 a month. Future rental payments under operating lease agreements are presented below. We do not have any purchase obligations, capital lease obligations or any material commitments for capital expenditures. We have not engaged in off-balance sheet financing, commodity contract trading or significant related party transactions.
Contractual Obligations

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Notes Payable	$28,284	$12,842	$15,442	—	—
Operating lease	2,339,579	553,633	754,814	537,982	493,150
Employment agreements	1,381,667	475,000	906,667	—	—

Total	$3,749,530	$1,041,475	$1,676,923	$537,982	$493,150
Impact of Inflation
          We do not believe that inflation has had a material effect on our financial position or results of operations during the past three years. However, we cannot predict the future effects of inflation.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          We are exposed to market risk related to fluctuations in interest rates on our debt. Increase in prevailing interest rates could increase our interest payment obligations relating to variable rate debt. For example, if we drew down on our line of credit of $3.5 million, a 100 basis point increase in interest rates could increase annual interest expense by $35,000.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Financial Statements of SteelCloud, Inc.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
          There were no changes in and disagreements with accountants on accounting and financial issues during the fiscal year ended October 31, 2007.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of SteelCloud’s Disclosure Controls and Internal Controls
          Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Rule 13a-15(c) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weakness in internal control over financial reporting described below management concluded that our disclosure controls and procedures were not effective as of October 31, 2007.
Restatement and Impact on Internal Control over Financial Reporting as of October 31, 2007
          As discussed in Note 2 “Restatement of Previously Issued Financial Statements” of the “Notes to Consolidated Financial Statements” contained in Item 15 of this Annual Report on Form 10-K, we have restated our consolidated balance sheets for the fiscal year ended October 31, 2006, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the fiscal years ended October 31, 2006 and 2005, the unaudited quarterly financial information for each of the quarters in the nine months ended July 31, 2007 and unaudited quarterly financial information in each of the quarters in the year ended October 31, 2006. In addition, we restated the “Selected Consolidated Financial Data” in Item 6 for the fiscal years ended October 31, 2006, 2005, 2004, and 2003, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 for the fiscal years ended October 31, 2006, 2005, and 2003.
          In connection with our evaluation and restatement described above, management has concluded that the aforementioned restatement was a result of a material weakness in our internal control over financial reporting that existed as of October 31, 2007. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected. Management has now concluded that our internal control over financial reporting and disclosure controls and procedures were ineffective as of October 31, 2007 as a result of the material weakness.
          The material weakness in our internal control over financial reporting that existed at October 31, 2007 was as follows:
          (1) We lacked effective policies and procedures surrounding the review and determination of manufacturing cost which should be allocated to inventory and cost of goods sold which contributed to the understatement of inventory and cost of goods sold and overstatement of general and administrative expenses.
Remediation Efforts to Address Material Weaknesses
          Remedial measures to be implemented by management to address the material weakness that existed at October 31, 2007 include the following:
•	Develop and implement policies and procedures to identify and properly allocate manufacturing cost to inventory costs of goods sold.

•	Establish new key controls and strengthen existing controls surrounding the review and approval of our financial statements and disclosures. Specifically, we will enhance certain key controls around the analysis of new accounts and identification of significant variances in existing accounts.

•	Enhance processes and controls within our financial statement close process, including the preparation and review of a financial statement disclosure and GAAP checklist for all of our SEC filings. This checklist will be reviewed on a quarterly basis by financial management and our Disclosure Committee specifically as it applies to the application of, and compliance with, GAAP.

•	Strengthened our review of all financial statement filings and supporting details, including (i) review of the financial statement disclosure and GAAP checklist discussed above and (ii) requiring financial management review and approval of all supporting documentation associated with the financial statements.
          Our testing and evaluation of the operating effectiveness and sustainability of these changes to our internal control over financial reporting have not yet been completed as the above-referenced remediation actions are still in the implementation process. In addition, our efforts to remediate deficiencies surrounding the levels of our staffing and related levels of expertise may take some time to remediate over the next several quarters.
          The above-mentioned improvements in our internal control over financial reporting, when taken in the aggregate, will materially improve our internal control over financial reporting for the years ending after October 31, 2007. We will continue to actively look to develop and implement additional measures that are reasonably likely to materially improve and strengthen our internal control over financial reporting in the future. As described above, we have initiated significant actions toward remediating the material weakness noted as of October 31, 2007. Our management and members of our Audit Committee will continue to closely monitor these efforts to ensure that we fully remediate the material weakness identified as of October 31, 2007. The effectiveness of the steps we are proposing are subject to continued management review and Audit Committee oversight and, accordingly, we may make additional changes to our internal control over financial reporting to further address this material weakness.
Inherent Limitations on Effectiveness of Controls
          Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors and all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
ITEM 9B. OTHER INFORMATION
          Not applicable.

PART III
          The Notice and Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act, which is incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G (3) of Form 10-K, will provide the information required under Part III, including Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions and Director Independence) and Item 14 (Principle Accounting Fees and Services), which will be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a) 1.	Index to Financial Statements
Page
	Report of Independent Registered Public Accounting Firm	F-1
	Consolidated Balance Sheets as of October 31, 2006 and 2007	F-2
	Consolidated Statements of Operations for the three years ended October 31, 2007	F-3
	Consolidated Statements of Stockholders’ Equity for the three years ended October 31, 2007	F-4
	Consolidated Statements of Cash Flows for the three years ended October 31, 2007	F-5
	Notes to Consolidated Financial Statements	F-6

(a) 2.	Index to Financial Statement Schedules

	Schedule II — Valuation and Qualifying Accounts	34

Schedules, other than those listed above, have been omitted since they are not applicable or the information is included elsewhere herein.

(a) 3.	The exhibits which are filed with this report or which are incorporated by reference are set forth in the exhibit index hereto.

Exhibit
Number	Description

3.1	Articles of Incorporation of the Company, dated February 25, 1998, and effective as of February 26, 1998. (Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1, Amendment No. 1, dated April 23, 1998 (File No. 333-47631) and hereby incorporated by reference).
3.2	By-laws of the Company, effective as of March 5, 1998. (Filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1, Amendment No. 2, dated April 23, 1998 (File No. 333-47631) and hereby incorporated by reference).
4.1	Specimen common stock certificate for the Company. (Filed as Exhibit 4.1 to the Company’s S-8 dated July 15, 2002 (File No. 333-47631) and hereby incorporated by reference).
10.1	Employment Agreement by and between Dunn and Thomas P. Dunne (Filed as Exhibit 99.2 to Dunn’s Registration Statement on Form SB-2, Amendment 2, dated April 4, 1997 (File No. 000-24015) and hereby incorporated by reference).
10.2	1997 Amended Stock Option Plan. (Filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1, Amendment No. 2, dated April 23, 1998 (File No. 333-92406) and hereby incorporated by reference).
10.3	Agreement, dated May 5, 1997, by and between International Data Products, Corp. and the U.S. Air Force, the Desktop V Contract. (Filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1, Amendment No. 2, dated April 23, 1998 (File No. 333-47631) and hereby incorporated by reference).
10.4	Employee Stock Purchase Plan. (Filed as Exhibit 10.22 to the Company’s 10-K, dated February 16, 1999 (File No. 000-24015) and hereby incorporated by reference).

Exhibit
Number	Description

10.5	Employment Agreement by and between SteelCloud, Inc. and Kevin Murphy, dated June 8, 2004. (Filed as Exhibit 10.32 to the Company’s 10-K, dated January 26, 2005 (File No. 000-24015) and hereby incorporated by reference).
10.6	Employment Agreement by and between SteelCloud, Inc. and Brian Hajost, dated June 8, 2004. (Filed as Exhibit 10.33 to the Company’s 10-K, dated January 26, 2005 (File No. 000-24015) and hereby incorporated by reference).
10.7	Sublease by and between SteelCloud and NEC America Inc., dated September 28, 2004. (Filed as Exhibit 10.35 to the Company’s 10-K, dated January 26, 2005 and hereby incorporated by reference).
10.8	Revised Rent Commencement Date Agreement, dated March 16, 2005 between OTR and the Company (Filed as Exhibit 10.36 to the Company’s 10-K, dated January 30, 2006 (File No. 000-24015) and hereby incorporated by reference).
10.9	Standard Industrial Gross Lease, dated November 4, 2004 between OTR and the Company and Lease Amendment #1, dated March 28, 2005 (Filed as Exhibit 10.37 to the Company’s 10-K, dated January 30, 2006 (File No. 000-24015) and hereby incorporated by reference).
10.10	Loan Agreement, dated January 22, 2004, by and between Steelcloud, Inc. and Wachovia Bank, National Association and Promissory Note issued by SteelCloud, Inc. on March 21, 2005 to Wachovia Bank, National Association (Filed as Exhibit 10.36 to the Company’s 10-K, dated January 30, 2006 (File No. 000-24015) and hereby incorporated by reference).
10.11	Employment Agreement by and between SteelCloud, Inc. and Clifton W. Sink (Filed as Exhibit 10.1 to the Company’s 8-K, dated June 8, 2006 (File No. 000-24015) and hereby incorporated by reference).
10.12	Separation Agreement by and between SteelCloud, Inc. and Thomas P. Dunne (Filed as Exhibit 10.1 to the Company’s 8-K, dated June 19, 2006 (File No. 000-24015) and hereby incorporated by reference).
10.13	Employment Agreement by and between SteelCloud, Inc. and Robert Richmond (Filed as Exhibit 10.1 to the Company’s 8-K, dated September 21, 2006 (File No. 000-24015) and hereby incorporated by reference).
10.14	Amendment, dated April 19, 2006, to Employment Agreement by and between SteelCloud, Inc. and Brian Hajost, dated June 8, 2004, originally filed as Exhibit 10.33 to the Company’s 10-K, dated January 26, 2005 (Filed as Exhibit 10.42 to the Company’s 10-K, dated January 23, 2007 (File No. 000-24015) and hereby incorporated by reference).
10.15	Employment Agreement as Executive Director by and between SteelCloud, Inc. and Robert E. Frick (Filed as Exhibit 10.1 to the Company’s 8-K, dated August 31, 2007 (File No. 000-24015) and hereby incorporated by reference).
10.16	Employment Agreement as President and Chief Executive Officer by and between SteelCloud, Inc. and Robert E. Frick (Filed as Exhibit 10.2 to the Company’s 8-K, dated August 31, 2007 (File No. 000-24015) and hereby incorporated by reference).
10.17	Employment Resignation Agreement and Release by and between SteelCloud, Inc. and Clifton W. Sink (Filed as Exhibit 10.2 to the Company’s 8-K, dated August 31, 2007 (File No. 000-24015) and hereby incorporated by reference).
10.18	Amendment, dated October 31, 2007, to Employment Agreement by and between SteelCloud, Inc. and Kevin Murphy, dated June 8, 2004, originally filed as Exhibit 10.32 to the Company’s 10-K, dated January 26, 2005. (Filed as Exhibit 10.1 to the Company’s 8-K, dated November 1, 2007 (File No. 000-24015) and hereby incorporated by reference).
10.19	Amended 2002 Employee Stock Option Plan. (Filed as Exhibit 4.1 to the Company’s S-8, dated June 25, 2007 (File No. 000-24015) and hereby incorporated by reference).
10.20	2007 Stock Option Plan. (Filed as Exhibit 4.2 to the Company’s S-8, dated June 25, 2007 (File No. 000-24015) and hereby incorporated by reference).
10.21	Amended Employee Stock Purchase Plan. (Filed as Exhibit 4.3 to the Company’s S-8, dated June 25, 2007 (File No. 000-24015) and hereby incorporated by reference).
*10.22	Form of Restricted Stock Agreement.
*21.1	List of Subsidiaries.
*23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.
*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.
*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

*	Filed herewith

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
STEELCLOUD, INC.

		Additions
	Balance at	Charged to	Charged to			Balance
	Beginning of	Costs and	Other			at End of
Classification	Year	Expenses	Accounts	Deductions		Year

Allowance for doubtful accounts:
Year ended October 31, 2005	$86,000	$14,000	$—	$74,000	(1)	$26,000
Year ended October 31, 2006	$26,000	$67,000	$—	$20,000	(1)	$73,000
Year ended October 31, 2007	$73,000	$4,000	$—	$37,000	(1)	$40,000

Warranty reserve:
Year ended October 31, 2005	$320,000	$92,000	$—	$197,000	(2)	$215,000
Year ended October 31, 2006	$215,000	$163,000	$—	$234,000	(2)	$144,000
Year ended October 31, 2007	$144,000	$292,000	$—	$254,000	(2)	$182,000

Deferred tax valuation allowance:
Year ended October 31, 2005 (Restated)	$14,034,249	$177,151	$—	$—		$14,211,400
Year ended October 31, 2006 (Restated)	$14,211,400	$3,360,024	$—	$—		$17,571,424
Year ended October 31, 2007 (Restated)				$885,957	(3)
	$17,571,424	$616,096	$—	$687,854	(4)	$16,613,709

(1)	Write-offs of specific customer accounts.

(2)	Adjustment of reserve for actual expenses incurred.

(3)	Adjustment of valuation allowance associated with a change in state tax rates.

(4)	True-up of net operating loss.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SteelCloud, Inc.
Date: February 12, 2008	By:	/s/ Robert E. Frick
Robert E. Frick
Chief Executive Officer

          Pursuant to and in accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert E. Frick	Chief Executive Officer and President	February 12, 2008
Robert E. Frick

/s/ Kevin Murphy	Chief Financial Officer	February 12, 2008
Kevin Murphy

/s/ VADM E.A. Burkhalter	Director	February 12, 2008
VADM E. A. Burkhalter USN (Ret.)

/s/ James Bruno	Director	February 12, 2008
James Bruno

/s/ Jay Kaplowitz	Director	February 12, 2008
Jay Kaplowitz

/s/ Benjamin Krieger	Director	February 12, 2008
Benjamin Krieger

/s/ Ashok Kaveeshwar	Director	February 12, 2008
Ashok Kaveeshwar

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
SteelCloud, Inc.
          We have audited the accompanying consolidated balance sheets of SteelCloud, Inc. (a Virginia Corporation) and subsidiaries (the Company) as of October 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2007. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15 (a) 2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
          We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion
          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
          As discussed in Note 2 “Restatement of Previously Issued Financial Statements” to the financial statements, certain errors resulting in the understatement of previously reported cost of revenues, overstatement of general and administrative expenses, understatement of net loss available for common stockholders and understatement of inventory were discovered by Company management during the current year. Accordingly, the Company has restated its consolidated financial statements for each of the two years in the period ended October 31, 2006.
/s/ Grant Thornton LLP
McLean, Virginia
February 12, 2008

STEELCLOUD, INC.
CONSOLIDATED BALANCE SHEETS

	OCTOBER 31,
	2006	2007
	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$3,655,163	$2,622,654
Accounts receivable, net of allowance for doubtful accounts of $73,000 and $40,000 as of October 31, 2006 and 2007, respectively	3,817,715	2,625,372
Inventory, net	1,185,069	1,178,395
Prepaid expenses and other current assets	229,155	255,924
Deferred contract costs	217,494	83,753

Total current assets	9,104,596	6,766,098
Property and equipment, net	1,039,752	802,288
Equipment on lease, net	441,866	323,904
Other assets	57,092	44,053

Total assets	$10,643,306	$7,936,343

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,639,346	$1,789,329
Accrued expenses	1,139,373	1,158,641
Notes payable, current portion	14,629	12,842
Unearned revenue	200,813	98,255

Total current liabilities	3,994,161	3,059,067
Notes payable, long-term portion	28,991	15,442
Other	367,741	154,520

Total long-term liabilities	396,732	169,962
Stockholders’ equity:	—	—
Preferred stock, $.001 par value; 2,000,000 shares authorized, 0 and 0 shares issued and outstanding at October 31, 2006 and 2007, respectively
Common stock, $.001 par value; 50,000,000 shares authorized 14,662,176 and 14,716,934 shares issued at October 31, 2006 and 2007, respectively	14,662	14,717
Additional paid-in capital	49,834,658	50,234,099
Treasury stock, 400,000 shares at October 31, 2006 and 2007, respectively	(3,432,500)	(3,432,500)
Accumulated deficit	(40,164,407)	(42,109,002)

Total stockholders’ equity	6,252,413	4,707,314

Total liabilities and stockholders’ equity	$10,643,306	$7,936,343

See accompanying notes.

STEELCLOUD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED OCTOBER 31,
	2005	2006	2007
	(Restated)	(Restated)

Products	$31,401,348	$21,615,038	$21,421,129
Services	3,123,790	2,600,873	1,894,551

Net revenues	34,525,138	24,215,911	23,315,680

Products	25,290,916	18,379,046	17,064,855
Services	2,117,266	2,057,465	1,305,604

Costs of revenues	27,408,182	20,436,511	18,370,459

Gross profit	7,116,956	3,779,400	4,945,221

Selling and marketing	1,868,787	2,482,079	1,614,817
General and administrative	4,424,504	4,780,554	4,315,254
Research and product development	998,832	634,449	661,550
Impairment of goodwill and other intangible assets	—	4,485,657	—
Amortization of intangible assets	115,113	86,335	—
Severance and restructuring	—	839,642	317,548

(Loss) from operations	(290,280)	(9,529,316)	(1,963,948)
Other income (expense):
Interest income	61,241	56,586	46,458
Interest expense	(12,879)	(3,003)	(27,105)
Other, net	—	(174,361)	—

(Loss) from operations	(241,918)	(9,650,094)	(1,944,595)
(Provision for) income tax	—	(400,000)	—

Net (loss) available to common stockholders	$(241,918)	$(10,050,094)	$(1,944,595)

(Loss) per share, basic and diluted:
Net (loss) per share	$(0.02)	$(0.71)	$(0.14)

See accompanying notes.

STEELCLOUD, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Additional
	Preferred Stock		Common Stock		Paid-In	Treasury	Accumulated

	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance at October 31, 2004 (Restated)	—	—	14,213,514	$14,214	$48,742,335	$(3,432,500)	$(29,872,395)	$15,451,654

Issuance of common stock in connection with exercise of employee incentive stock option plan	—	—	176,375	176	179,333	—	—	179,509
Issuance of common stock in connection with employee stock purchase plan	—	—	59,382	59	108,990	—	—	109,049
Reclassification of liability associated with warrants to equity.	—	—	—	—	549,210			549,210
Net (Loss) (Restated)	—	—	—	—	—	—	(241,918)	(241,918)

Balance at October 31, 2005 (Restated)	—	—	14,449,271	$14,449	$49,579,868	$(3,432,500)	$(30,114,313)	$16,047,504

Issuance of common stock in connection with exercise of employee incentive stock option plan	—	—	165,000	165	98,897	—	—	99,062
Issuance of common stock in connection with employee stock purchase plan	—	—	47,905	48	46,501	—	—	46,549
Stock compensation expense	—	—	—	—	109,392	—	—	109,392
Net (loss) (Restated)	—	—	—	—	—	—	(10,050,094)	(10,050,094)

Balance at October 31, 2006 (Restated)	—	—	14,662,176	$14,662	$49,834,658	$(3,432,500)	$(40,164,407)	$6,252,413

Issuance of common stock in connection with employee stock purchase plan	—	—	33,254	33	16,037	—	—	16,070
Stock compensation expense	—	—	—	—	322,136	—	—	322,136
Issuance of warrants in conjunction with the retainage of a financial services firm	—	—	—	—	40,000	—	—	40,000
Issuance of common stock to the Company’s Board of Directors	—	—	21,504	22	21,268	—	—	21,290
Net (loss)	—	—	—	—	—	—	(1,944,595)	(1,944,595)

Balance at October 31, 2007	—	—	14,716,934	$14,717	$50,234,099	$(3,432,500)	$(42,109,002)	$4,707,314

See accompanying notes.

STEELCLOUD, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED OCTOBER 31,
	2005	2006	2007
	(Restated)	(Restated)
Operating activities
Net (loss)	$(241,918)	$(10,050,094)	$(1,944,595)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Stock based compensation	—	109,391	343,426
Impairment of goodwill and other intangibles	—	4,485,657	—
Deferred tax asset valuation	—	400,000	—
Depreciation and amortization of property and equipment	803,680	647,641	578,920
Amortization of other intangibles	115,113	86,335	—
Warrant based expense	—	—	40,000
Changes in operating assets and liabilities:
Accounts receivable, net	3,755,616	1,936,571	1,116,751
Inventory	2,523,353	83,717	6,674
Prepaid expenses and other assets	124,643	115,649	61,862
Deferred contract costs	(54,464)	(122,945)	133,741
Accounts payable	(1,399,051)	(827,682)	(850,017)
Accrued expenses	(314,649)	328,247	(224,490)
Unearned revenue	(65,546)	(74,575)	(72,021)

Net cash provided by (used in) operating activities	5,246,777	(2,882,088)	(809,749)

Investing activities
Purchase of property and equipment	(1,929,113)	(175,308)	(223,494)

Net cash (used in) investing activities	(1,929,113)	(175,308)	(223,494)

Financing activities
Proceeds from exercise of common stock options	288,558	145,611	16,070
Proceeds (payments) on notes payable	(57,796)	(90,419)	(15,336)

Net cash provided by financing activities	230,762	55,192	734

Net increase (decrease) in cash and cash equivalents of operations	3,548,426	(3,002,204)	(1,032,509)
Cash and cash equivalents at beginning of year	3,108,941	6,657,367	3,655,163

Cash and cash equivalents at end of year	$6,657,367	$3,655,163	$2,622,654

Supplemental cash flow information
Interest paid	$12,879	$5,781	$27,105
Income taxes paid	—	—	—
See accompanying notes

STEELCLOUD, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2005, 2006, 2007
1. Organization
          Founded in 1987, SteelCloud, Inc. (the “Company” or “SteelCloud”) is a leading manufacturer of embedded integrated computing systems solutions for the federal marketplace and Independent Software Vendors (“ISV(s)”). The Company designs, manufactures and integrates specialized servers for federal market prime contractors (“federal integrators”) and Independent Software Vendors (ISVs) who use the specialized servers to deliver software application to their clients.
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
2. Restatement of Previously Issued Financial Statements
          In the process of our review of financial information required to be reported in the Company’s Annual Report on Form 10-K for the period ended October 31, 2007, the Company determined that historically certain direct and indirect manufacturing costs had been incorrectly classified in its consolidated statements of operations and that these costs had not been properly allocated to inventory. The Company corrected these errors through a restatement of its previously issued financial statements for (i) the year ended October 31, 2005, (ii) the year ended October 31, 2006 and the unaudited quarterly financial data for each of the quarters therein, and (iii) the unaudited quarterly financial data for each of the quarters in the nine months ended July 31, 2007.
          The restatement reclassifies direct and indirect manufacturing costs from operating expenses (general & administrative costs) to cost of goods sold and increases inventory. As such, cost of goods sold increased, gross profit decreased and operating expenses (general & administrative costs) decreased for the periods indicated above. In addition, net income (loss) was restated for the periods indicated above as a result of allocating certain direct and indirect costs to inventory.

STEELCLOUD, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
OCTOBER 31, 2005, 2006, 2007
          The following tables represent the impact of the error on the Company’s consolidated costs of product revenues, total costs of revenues, gross profit, general and administrative expense, net (loss) and net (loss) per share for the years ended October 31, 2006 and 2005.

	Fiscal Year 2006
	As Reported	Restatement
	Previously	Adjustments	Restated

Costs of product revenues	$17,177,336	$1,201,710	$18,379,046

Total costs of revenues	$19,234,801	$1,201,710	$20,436,511

Gross profit	$4,981,110	$(1,201,710)	$3,779,400

General and administrative expense	$5,972,323	$(1,191,769)	$4,780,554

Net (loss) available to common stockholders	$(10,040,153)	$(9,941)	$(10,050,094)

Net (loss) per share, basic and diluted	$(0.71)	$—	$(0.71)

	Fiscal Year 2005
	As Reported	Restatement
	Previously	Adjustments	Restated

Costs of product revenues	$23,796,724	$1,494,192	$25,290,916

Total costs of revenues	$25,913,990	$1,494,192	$27,408,182

Gross profit	$8,611,148	$(1,494,192)	$7,116,956

General and administrative expense	$5,806,432	$(1,381,928)	$4,424,504

Net (loss) available to common stockholders	$(129,654)	$(112,264)	$(241,918)

Net (loss) per share, basic and diluted	$(0.01)	$(0.01)	$(0.02)

STEELCLOUD, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
OCTOBER 31, 2005, 2006, 2007
          The restatement adjustments described above did not materially impact the Company’s balance sheet and consequently, schedules reconciling each line item on the Company’s consolidated balance sheet as previously reported to restated amounts are not presented herein. The effects of the restatement adjustments on the affected line items as of October 31, 2006 are as follows:
CONSOLIDATED BALANCE SHEET:

	AS OF OCTOBER 31, 2006
	As Previously	Restatement
	Reported	Adjustments	Restated

ASSETS
Current assets:
Inventory, net	$1,144,820	$40,249	$1,185,069

Total current assets	9,064,347	40,249	9,104,596

Total assets	$10,603,057	$40,249	$10,643,306

LIABILITIES AND STOCKHOLDERS’ EQUITY
Stockholders’ equity:
Accumulated deficit	$(40,204,656)	$40,249	$(40,164,407)

Total stockholders’ equity	6,212,164	40,249	6,252,413

Total liabilities and stockholders’ equity	$10,603,057	$40,249	$10,643,306

          As a result of the restatement adjustments, the accumulated deficit as of November 1, 2005 decreased from $(30,164,503), as originally reported, to $(30,114,313) after the restatement.
          The restatement adjustments described above did not materially impact the Company’s cash flows from operations, and had no impact on the Company’s cash flows from investing activities or financing activities, within our consolidated statements of cash flows and consequently, schedules reconciling each line item on its consolidated statements of cash flows as previously reported to restated amounts are not presented herein. The effects of the restatement adjustments on the affected line items in the cash flows from operations for the years ended October 31, 2006 and 2005 are as follows:
CONSOLIDATED STATEMENTS OF CASH FLOWS:

	AS OF OCTOBER 31, 2006
	As Previously	Restatement
	Reported	Adjustments	Restated
Operating activities
Net (loss)	$(10,040,153)	$(9,941)	$(10,050,094)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Inventory	73,776	9,941	83,717

STEELCLOUD, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
OCTOBER 31, 2005, 2006, 2007
CONSOLIDATED STATEMENTS OF CASH FLOWS:

	AS OF OCTOBER 31, 2005
	As Previously	Restatement
	Reported	Adjustments	Restated
Operating activities
Net (loss)	$(129,654)	$(112,264)	$(241,918)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Inventory	2,411,089	112,264	2,523,353
3. Reclassification
          Beginning May 1, 2006, the Company began to recognize revenue associated with the resale of maintenance contracts on a net basis in accordance with Financial Accounting Standards Board (“FASB”) Emerging Issue Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”. For comparative purposes, product revenue and cost of goods sold on the consolidated statements of operations for fiscal year 2005 and the first two quarters of fiscal year 2006 have been reclassified to reflect the effect of recording the resale of maintenance contracts on a net basis in those prior periods. This reclassification had the following effect on reported revenues and cost of goods sold for fiscal periods specified below:

Years Ending
October 31, 2005
(Restated)

Total revenue, as reported	$36,474,657
Total revenue (resale of software maintenance and support contracts reported as net revenue)	$34,525,138

Total cost of goods sold, as reported	$27,863,509
Total cost of goods sold (resale of software maintenance and support contracts reported as net revenue)	$25,913,990

Total cost of goods sold (resale of software maintenance and support contracts reported as net revenue) (Restated)	$27,408,182
          This reclassification had no effect on reported gross profit, net income (loss) or net earning (loss) per share in any of the periods indicated.
          Certain other prior period amounts have also been reclassified to conform to current period presentation.

STEELCLOUD, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
OCTOBER 31, 2005, 2006, 2007
4. Management Change, Restructuring and Operations
          In August 2007, the Company’s Board of Directors appointed Robert Frick as the Company’s Executive Director. The appointment was part of the transition plan that the Company initiated in 2006 when Cliff Sink, was charged to lead the Company to a return to profitability and an increased share price. Also in August 2007, the Company entered into an Employment Resignation Agreement with Cliff Sink pursuant to which Mr. Sink resigned his positions as President and Chief Executive Officer and Board Member of the Company effective November 1, 2007. On November 1, 2007, Mr. Frick assumed all leadership responsibilities as President and Chief Executive Officer of the Company and was appointed to the Board of Directors to fill the vacancy created by Mr. Sink’s resignation. The financial impact of the Employment Resignation Agreement was recorded as a charge to operations of approximately $318,000 in the Company’s fiscal 2007 fourth quarter.
          Mr. Dunne, the Company’s founder and former Chief Executive Officer (the “CEO”) retired from the position of CEO in June 2006. In June 2006, Mr. Dunne entered into a separation agreement whereby, among other things, he resigned from the Board of Directors as Chairman and Board member. Per the terms of the separation agreement, Mr. Dunne will provide certain consulting services to the Board of Directors and the Company’s management team during the transition phase on an as requested basis and agreed not to compete. The financial impact of the separation and consulting agreement was recorded as a charge to operations of approximately $636,000 in the Company’s fiscal 2006 third quarter. In addition, the Company incurred non-recurring professional fees of approximately $174,000 in connection with this matter in fiscal 2006.
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
          The above management changes have led to the Company developing a new vision and strategy predicated upon returning the Company to profitability. Fundamental to the strategy is focusing the Company on its key strengths as an engineering and manufacturing integrator specializing in network centric and embedded computing solutions for the federal marketplace and Independent Software Vendors (“ISV”). The Company believes that its enhanced focus on the Company’s chosen markets, coupled with cost reductions, will allow the Company to manage its costs of operations in relation to its revenues. Management believes that existing cash and cash equivalents on hand as of October 31, 2007 will be sufficient to fund its operations through fiscal 2008.
5. Significant Accounting Policies
          The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

STEELCLOUD, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
OCTOBER 31, 2005, 2006, 2007
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
          Beginning in June 2006, the FASB Emerging Issues Task Force reached a consensus on Issue No. 06-03, “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF 06-03”). The Company collects and remits sales and property taxes on products and services that it purchases and sells under its contracts with customers, and reports such amounts under the net method in its consolidated statements of operations. Accordingly, there are no sales and property taxes included in gross revenue.
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

STEELCLOUD, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
OCTOBER 31, 2005, 2006, 2007
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
          For the years ended October 31, 2005, 2006 and 2007, the Company had revenues from the government, which represented 27%, 28% and 51%, respectively, of total revenue. As of October 31, 2006 and 2007, accounts receivable from agencies of the government represented 31% and 69%, respectively, of total accounts receivable.
          During fiscal year 2007, contracts with two customers, a federal customer and a commercial customer, represented $8.4 million and $3.3 million of the Company’s net revenues or 36% and 14% of total net revenues, respectively, for the year. Accounts receivable balances as of October 31, 2006 included amounts due from a federal integrator of 25% of the accounts receivable balance. Accounts receivable balances as of October 31, 2007 included amounts due from federal customer of 58% of the accounts receivable balance. Given the nature of the products manufactured by the Company as well as the delivery schedules established by its partners, revenue and accounts receivable concentration by any single customer will fluctuate from year to year. Future revenues and results of operations could be adversely affected should this customer reduce its purchases, eliminate product lines or choose not to continue to buy products and services from SteelCloud.
Goodwill and Other Intangible Assets
          In accordance with FASB Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the Company regularly assessed the continuing value of goodwill to measure for possible impairment. Goodwill represents the unamortized excess of the cost of acquiring subsidiary companies over the fair values of such companies’ net tangible assets and other identifiable intangible assets at the date of acquisition.
          As a result of changes in management of the Company and the significant decrease in the Company’s public market capitalization, the Company determined a “triggering event” had occurred under SFAS No. 142 in the third quarter of fiscal 2006. As a result, management re-assessed the recoverability of goodwill carried on its financial statements and determined its goodwill and other intangible assets were fully impaired. Consequently, the Company recognized an impairment loss of approximately $4,485,657 in the third quarter of fiscal 2006 in order to write down the carrying value of its goodwill to its estimated fair value. The fair value of the Company’s single reporting unit was estimated after considering the Company’s market capitalization and other market-based valuation approaches, in addition to analyzing the expected present value of future cash flows. Other intangibles were being amortized on a straight-line basis using a three year life in the fiscal years ended October 31, 2005 and 2006. As of October 31, 2007, the Company has no goodwill or other intangible assets associated with acquisitions on its balance sheet.
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

STEELCLOUD, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
OCTOBER 31, 2005, 2006, 2007
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
Income Taxes
          The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of certain assets and liabilities. A valuation allowance is established, as necessary, to reduce deferred income tax assets an amount expected to be realized in future periods. The Company determines its valuation allowance pursuant to the provisions of SFAS No. 109, “Accounting for Income Taxes”, which requires the Company to weigh all positive and negative evidence including past operating results and forecasts of future taxable income. During the second quarter of fiscal 2006 the Company adjusted its valuation allowance by fully reserving for all deferred tax assets, causing the Company to recognize income tax expense of $400,000. In assessing the amount of the valuation allowance as of October 31, 2007, the Company considered, in particular, its forecasted operations for the upcoming fiscal year, current backlog of orders, including those recently received, and other significant opportunities currently in its sales and marketing pipeline with a high probability of generating revenues. Based upon this review, the Company will continue to fully reserve for all deferred tax assets as of October 31, 2007.
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
          The Company periodically evaluates its inventory obsolescence reserve to ensure inventory is recorded at its net realizable value. The Company’s policy is to assess the valuation of all inventories, including manufacturing raw materials, work-in-process, finished goods and spare parts in each reporting period. In fiscal years 2005 and 2006 a reserve was maintained for obsolete or excess inventory based upon management’s estimated usage requirements for the next 6 or 12 months. In 2007 the Company adjusted the cost of excess and obsolete inventory to its net realizable value and released the inventory reserve. Inherent in managements estimates of excess and obsolete inventory are management’s forecasts related to the Company’s future manufacturing schedules, customer demand, technological and/or market obsolescence and possible alternative uses. If future customer demand or market conditions are less favorable than the Company’s projections, additional inventory write-downs may be required, and would be reflected in cost of sales in the period the revision is made. The inventory reserve balances as of October 31, 2005 and 2006 were $199,000 and $303,000, respectively. In fiscal years 2005 and 2006, the Company incurred charges to expense of $196,000 and $275,000, respectively, to increase the inventory reserve for specifically identified items. Offsetting these charges were credits of $252,000 and $171,000 in fiscal years 2005 and 2006, respectively, which were deducted from the reserve as previously reserved inventory items were disposed of. For fiscal year ending 2007 the Company incurred charges to expense of $86,000 associated with excess and obsolete inventory cost adjustments.

STEELCLOUD, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
OCTOBER 31, 2005, 2006, 2007
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
Research and Product Development Expenses
          The Company expenses research and product development costs as incurred. These costs consist primarily of labor charges associated with development of the Company’s ISV and federal integrator products. These research and development expenses amounted to approximately $999,000, $634,000 and $662,000 during fiscal 2005, 2006, and 2007, respectively.
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
Financial Instruments and Concentration of Credit Risk
          The carrying value of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, notes payable and its line of credit approximates fair value. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The cash is held by high credit quality financial institutions. For accounts receivable, the Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral. The Company maintains reserves for possible credit losses. As of October 31, 2006 and 2007, the Company had allowance for doubtful account balances of approximately $73,000 and $40,000, respectively. The carrying amount of the receivables approximates their fair value.
Advertising Expenses
          The Company expenses advertising costs as incurred. Advertising costs consisted of expenditures for tradeshows, website maintenance, radio advertisements, and other charges associated with the dissemination of important Company news and product features to the public. Advertising expense amounted to approximately $328,000, $396,000 and $125,000 during fiscal 2005, 2006, and 2007, respectively.
Earnings Per Share
     The Company follows the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (“SFAS 128”) which requires the Company to present basic and fully diluted earnings per share. Basic earnings per share is based on the weighted average shares outstanding during the period. Diluted earnings per share increases the shares used in the basic share calculation by the dilutive effect on net income from continuing operations of stock options and warrants. The dilutive weighted average number of common shares outstanding excluded potential common shares from stock options of approximately 558,000, 36,000 and 557,000 for the fiscal years ending October 31, 2005, 2006 and 2007 respectively. These shares were excluded from the earnings per share calculation due to their antidilutive effect resulting from the loss from operations.

STEELCLOUD, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
OCTOBER 31, 2005, 2006, 2007
Recent Pronouncements
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
6. Inventories
          Inventories consisted of the following:

	October 31,
	2006
	(Restated)	2007
Raw materials	$826,930	$758,154
Work in process	74,044	290,603
Finished goods	284,095	129,638

	$1,185,069	$1,178,395

STEELCLOUD, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
OCTOBER 31, 2005, 2006, 2007
7. Property and Equipment and Equipment on Lease
          Property and equipment, including leasehold improvements, are stated at cost. Property and equipment are depreciated using the straight-line method over the estimated useful lives ranging from one to five years. Furniture and fixtures are depreciated over an estimated useful life of five years. Leasehold improvements are amortized over the lesser of the related lease term or the useful life.
          Any tenant allowances have been recorded as deferred rent and will be recognized as a reduction in rent expense over the applicable lease term.
          Property and equipment consisted of the following:

	October 31,
	2006	2007
Computer and office equipment	$854,553	$637,063
Furniture and fixtures	37,106	38,530
Leasehold improvements	948,176	941,617
Other	230,279	230,279

	2,070,114	1,847,489
Less accumulated depreciation and amortization	(1,030,362)	(1,045,201)

	$1,039,752	$802,288

          As discussed in Note 5 “Significant Accounting Policies” to the Notes to Consolidated Financial Statements, the Company owns equipment that is currently at customer sites under multiple operating lease agreements. The cumulative cost of the equipment was $1,009,537 and $1,196,195 at October 31, 2006 and 2007 respectively. The Company depreciates its leased property and equipment assets over the lesser of the related lease term or the useful life of the leased asset. The related cumulative accumulated depreciation on the equipment was $567,671 and $872,291 at October 31, 2006 and 2007, respectively.
8. Goodwill and Other Intangible Assets
          As a result of changes in management of the Company and the significant decrease in the Company’s public market capitalization, the Company determined a triggering event had occurred under SFAS No. 142 in the third quarter of fiscal 2006. As a result, management re-assessed the recoverability of goodwill carried on its financial statements and determined its goodwill and other intangible assets were fully impaired. Consequently, the Company recognized an impairment loss of approximately $4,485,657 in the third quarter of fiscal 2006 in order to write down the carrying value of its goodwill to its estimated fair value. The fair value of the Company’s single reporting unit was estimated after considering the Company’s market capitalization and other market-based valuation approaches, in addition to analyzing the expected present value of future cash flows. The Company amortized its other intangibles on a straight-line basis over a three year period in the fiscal years ended October 31, 2005 and 2006. As of October 31, 2007, the Company has no goodwill or other intangible assets associated with acquisitions on its balance sheet.
9. Bank Lines of Credit and Notes Payable
Operating Line of Credit
          On March 6, 2007, the Company renewed its bank line of credit that allows the Company to borrow an amount to the lesser of its collateralized cash on hand or $3.5 million. The line of credit bears interest at the LIBOR Market Index rate plus 1.25%. The line of credit is secured by all assets of the Company and expires and is subject to renewal on March 31, 2008. The Company anticipates the bank line of credit will be renewed. There were no outstanding borrowings on the line of credit at October 31, 2006 and 2007.

STEELCLOUD, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
OCTOBER 31, 2005, 2006, 2007
Notes Payable
          Notes payable consisted of the following:

	October 31,
	2006	2007
Asset loans, bearing interest at annual interest rates from 0.0% to 4.9% due in aggregate monthly payments of $676, $348, and $359 due in October 2010, July 2008, and July 2008, respectively, secured by certain assets of the Company	$43,620	$28,284
Less current portion	14,629	12,842

Notes payable, long-term	$28,991	$15,442

10. Commitments
Operating Leases
          The Company has executed non-cancelable leases for its headquarters and operations facilities. The operation expenses associated with these facilities are included in the monthly rent expense. The operations facilities lease expires in August 2014 and the headquarters lease expires in August 2009. As mentioned in Note 4 “Management Change, Restructuring and Operations,” to the Notes to the Financial Statements, the Company closed its Florida office during fiscal year 2006. The Company recognizes rent holiday periods, scheduled rent increases and tenant improvement allowances on a straight-line basis over the lease term beginning with the commencement date of the lease. Rent expense for office space under these leases, which is recorded on a straight-line basis over the life of each lease, was approximately $627,000, $568,000 and $526,000 for the years ended October 31, 2005, 2006, and 2007, respectively.
          Additionally, the Company leases office equipment under non-cancelable operating leases expiring in April 2008 and September of 2009. Total rental expense was $33,000, $27,000 and $21,000 for the years ended October 31, 2005, 2006, and 2007, respectively.
          Future minimum lease expenditures under all non-cancelable operating leases at October 31, 2007 are as follows:

2008	$553,633
2009	485,823
2010	268,991
2011	268,991
2012	268,991
Thereafter	493,150

Total	$2,339,579

11. Employment Agreements
          The Company has employment contracts for two key executives. The agreements have terms of 3 years, expiring in August 2010, and October 2010, respectively, and automatically renew for additional one-year terms unless terminated by either the Company or the employee. The aggregate annual minimum commitment under these agreements is approximately $475,000.
          In June 2006, the Company entered into a separation agreement with its former CEO as described in Note 4 “Management Change, Restructuring and Operations” to the Notes to the Financial Statements.

STEELCLOUD, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
OCTOBER 31, 2005, 2006, 2007
          In August 2007, the Company entered into an employment agreement with Mr. Frick pursuant to which Mr. Frick will serve as the Company’s President and Chief Executive Officer. The term of the Employment Agreement is for three years, subject to certain termination provisions. Also in August 2007 the Company entered into an employment resignation agreement with Cliff Sink pursuant to which Mr. Sink resigned his positions as President and Chief Executive Officer and Board Member of the Company effective November 1, 2007.
          On October 31, 2007, the Company entered into an amended employment agreement with Kevin Murphy, the Company’s current Chief Financial Officer, pursuant to which the terms of Mr. Murphy’s employment agreement, dated June 8, 2004, were amended. Under the terms of the Amended Agreement, Mr. Murphy shall continue to serve as the Chief Financial Officer of the Company for an additional thirty-six (36) months, commencing from the date of the Amended Agreement. Mr. Murphy shall also serve as the Company’s Executive Vice President. Further, Mr. Murphy shall receive an annual base salary of $215,000, increased from $170,000.
12. Stockholders’ Equity
Issuance of Unregistered Common Stock
          On March 7, 2007, the Company issued 21,504 shares of its common stock to members of its Board of Directors. The shares were valued at $0.99 based upon the closing price of the Company’s common stock on that date. The total expense associated with this stock issuance was approximately $21,000.
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

STEELCLOUD, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
OCTOBER 31, 2005, 2006, 2007
13. Stock Based Compensation
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
          The Company recognized approximately $322,000 of stock-based compensation expense during the fiscal year ended October 31, 2007, of which approximately $57,000 was recorded as severance and restructuring expense. The remainder of the expense, approximately $265,000 was recorded as a general and administrative expense. During the fiscal year ended October 31, 2006, the Company recorded approximately $109,000 of stock-based compensation with its general and administrative expense. Stock-based compensation expense for the year ended October 31, 2007 increased the Company’s basic and diluted loss per share by approximately $0.01. The estimated fair value of the Company’s stock-based awards is amortized on a straight-line basis over the awards’ vesting period.
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

Year ended
October 31, 2005
(Restated)
Net (loss) — as reported	$(241,918)
Add: compensation expense recorded under APB No. 25.	—
Deduct: pro forma compensation expense	1,558,177

Net (loss) — pro forma	$(1,316,259)
Net (loss) per share:
Basic and diluted — as reported	$(0.01)
Basic and diluted — pro forma	$(0.12)
          The fair value of the Company’s stock-based awards granted in the period ended October 31, 2005 was estimated using an expected annual dividend yield of 0% and the following weighted average assumptions:

	Year ended October 31, 2005
	Options	ESPP
Expected term (years)	5.00	0.50
Expected stock price volatility	87.5%	47.4%
Risk-free interest rate	3.69%	3.54%

STEELCLOUD, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
OCTOBER 31, 2005, 2006, 2007
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
          As of October 31, 2007, there were no options available for future grants under the 1997 Option Plan, 835,000 options available for future grants under the 2002 Option Plan and 1,500,000 options available for future grants under the 2007 Option Plan.
          The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing fair value model. This model is calculated based on exercise price, an expected annual dividend yield of 0% and several subjective assumptions, including the expected term and expected stock price volatility over the expected term.
          A summary of the Company’s stock option activity as of October 31, 2007 is presented below:

			Weighted-Average
			Remaining
		Weighted-Average	Contractual Term
	Shares	Exercise Price	(years)
Outstanding at October 31, 2006	581,925	$1.90

Exercisable at October 31, 2006	517,925	$1.85

Options granted	1,767,500	$0.77
Options exercised	—	—
Options canceled or expired	563,425	$0.82

Outstanding at October 31, 2007	1,786,000	$1.13	3.17

Exercisable at October 31, 2007	686,625	$1.60	2.33

          The total options outstanding do not include 600,000 non-qualified options granted to the former IDP stockholders that are not included in the Option Plan.
          The weighted-average grant-date fair value of options granted during the fiscal years ended October 31, 2005 and 2007 was $1.68 and $0.39, respectively. The Company did not grant any stock options in the fiscal year ended October 31, 2006.
          The aggregate intrinsic value of options exercised during the fiscal years ended October 31, 2006 and 2005 was approximately $147,000 and $279,000, respectively. There were no options exercised during the fiscal year ended October 31, 2007. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. As of October 31, 2007, the total intrinsic value of options outstanding and options exercisable was approximately $597,000 and $109,000, respectively.

STEELCLOUD, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
OCTOBER 31, 2005, 2006, 2007
     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing fair value model. This model is calculated based on exercise price, an expected annual dividend yield of 0% and several subjective assumptions, including the expected term and expected stock price volatility over the expected term.
     The Company did not grant any stock options during the fiscal year ended October 31, 2006. The fair value of the Company’s Stock Option awards granted during the fiscal year ended October 31, 2007 were estimated based upon the following assumptions:

Year ended October 31, 2007
Expected term (years)[1]	0.42 to 3.50
Expected stock price volatility[2]	58.2% to 64.2%
Weighted average volatility[2]	59.4%
Risk-free interest rate[3]	3.81% to 5.03%

[1]	— Expected term. Expected term for the stock option awards was calculated based upon the simplified method set out in the SEC Staff Accounting Bulletin No. 107 (“ SAB 107”).

[2]	— Expected stock price volatility. Expected stock price volatility for Stock Option awards is calculated using the weighted average of the Company’s historical volatility over the expected term of the award.

[3]	— Risk-free interest rate. The risk-free interest rate is calculated based on the U.S Treasury yield curve on the grant date and the expected term of the award.
          The Company modified the stock option agreement of one employee in fiscal year 2007. As a result of the modification the Company recorded and additional $57,000 of stock-based compensation expense which was recorded as severance and restructuring expense.
          A summary of the Company’s outstanding stock options at October 31, 2007 is as follows:

	Options Outstanding			Options Exercisable
		Weighted-	Average		Weighted-
		Average	Remaining		Average
	Number	Exercise	Contractual	Number	Exercise
Range of Exercise Prices	Outstanding	Price	Life	Outstanding	Price
$0.55—$1.75	1,463,500	$0.85	3.43	381,000	$1.00
$1.76—$4.50	322,500	$2.36	1.98	305,625	$2.36

$0.55—$4.50	1,786,000	$1.13	3.17	686,625	$1.60

          A summary of the status of the Company’s nonvested shares as of October 31, 2007, and changes during the fiscal year ended October 31, 2007, is presented below:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested at October 31, 2006	64,000	$1.76

Options granted	1,767,500	$0.39
Options vested	243,375	$0.46
Options forfeited	(488,750)	$0.38

Nonvested at October 31, 2007	1,099,375	$0.46

STEELCLOUD, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
OCTOBER 31, 2005, 2006, 2007
          The Company recognized approximately $311,000 of stock-based compensation expense associated with stock option awards in the fiscal year ended October 31, 2007. As of October 31, 2007, unrecognized compensation expense related to non-vested stock options was $269,000 which is expected to be recognized over a weighted average period of 0.75 years. The total fair value of shares vested during the years ended October 31, 2005, 2006 and 2007 was approximately $1,655,000, $69,000 and $111,000 respectively.
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
          As of October 31, 2007, there were 272,917 options available for future grants under the Amended Stock Purchase Plan.
          The fair value of each ESPP award is estimated on the date of the grant using the Black-Scholes option-pricing fair value model. This model is calculated based on exercise price, an expected annual dividend yield of 0%, the expected term and a highly subjective assumption, expected stock price volatility over the expected term. The Company used FASB Technical Bulletin No. 97-1, “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option,” in determining the fair value of its ESPP awards. The fair value of the Company’s ESPP awards granted during the fiscal year ended October 31, 2006 and 2007 was estimated based upon the following assumptions:

	Year ended October	Year ended October
	31, 2006	31, 2007
Expected term (years)[1]	0.50	0.50
Expected stock price volatility[2]	42.6% to 62.8%	67.9% to 83.6%
Risk-free interest rate[3]	4.81% to 5.02%	4.15% to 5.09%

[1]	— Expected term. Expected term for ESPP awards is equal to the vesting period of the award.

[2]	— Expected stock price volatility. Expected stock price volatility for ESPP awards is calculated using the weighted average of the Company’s historical volatility over the expected term of the award.

[3]	— Risk-free interest rate. The risk-free interest rate is calculated based on the U.S. Treasury yield curve on the grant date and the expected term of the award.
          The Company recognized approximately $6,500 of stock-based compensation expense associated with ESPP awards in the fiscal year ended October 31, 2007. As of October 31, 2007, there was approximately $4,000 of total unrecognized compensation cost related to ESPP awards that is expected to be recognized in the Company’s first half of fiscal 2008.
Restricted Stock
          In September of 2007, the Company granted 200,000 shares of restricted stock. The weighted average restricted stock grant fair value for fiscal year ended October 31, 2007 was $1.23. None of the restricted stock grants were vested or forfeited in the fiscal year ended October 31, 2007. The Company’s restricted stock grants are accounted for as equity awards. The expense is based on the price of the Company’s common stock, and is recognized on a straight-line basis over the requisite service period. The Company did not grant any restricted stock prior to September 2007. As a result there were no restricted stock grants for fiscal years ended October 31, 2005 and 2006. The Company’s restricted stock agreements do not contain any post-vesting restrictions. The restricted stock grants vest ratably over a two to three year period. The Company recognized $5,000 of stock-based compensation expense associated with restricted stock awards in the fiscal year ended October 31, 2007.

STEELCLOUD, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
OCTOBER 31, 2005, 2006, 2007
          In the fiscal year ended October 31, 2007, we granted 200,000 shares of restricted stock to our executives. On December 21, 2007 we rescinded 100,000 shares of this restricted stock issued to one of our executives. We intend to obtain shareholder approval for our Restricted Stock Plan at our next annual shareholder meeting. Following shareholder approval of the Restricted Stock Plan, we will re-issue the 100,000 shares of restricted stock to the affected executive.
14. Income Taxes
          The provision for income taxes consists of the following:

	Years ended October 31,
	2005	2006	2007

Current:
Federal	$—	$—	$—
State	—	—	—
Deferred:
Federal	—	327,499	—
State	—	72,501	—

Total Provision for income taxes	$—	$400,000	$—

STEELCLOUD, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
OCTOBER 31, 2005, 2006, 2007
          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
          Components of the Company’s net deferred tax asset balance are as follows:

	October 31,
	2006
	(Restated)	2007
Deferred tax assets:
Current portion:
Accrued expenses	$297,303	$205,654
Asset reserves	202,888	69,507
Other	3,635	3,452

Total current portion	503,826	278,613

Long term portion:
Net operating loss carryforwards	15,937,608	15,357,452
Depreciation	196,267	149,823
Intangibles	949,267	827,821

Total long term portion	17,083,142	16,335,096
Deferred tax credit:
Valuation allowance	(17,571,424)	(16,613,709)

Total deferred tax asset	$15,544	$—
Deferred tax liabilities:
Long term portion:
Inventory	$(15,544)	$—

Long term liabilities	(15,544)	—

Total deferred tax liability	$(15,544)	$—

Net deferred tax asset	$—	$—

          As of October 31, 2007, the Company had approximately $41.9 million in pretax net operating loss carryforwards, which expire between 2012 and 2027. The Company is currently analyzing whether there has been a change in control as defined by Section 382 of the Internal Revenue Code. If the Company determines there has been a change in control some or all of the net operating loss carryforwards may be limited.
          As of October 31, 2007, the Company has recorded a valuation allowance of approximately $16.6 million against the total deferred tax asset of $16.6 million. The portion of the valuation allowance for which subsequently recognized benefits will increase stockholders’ equity was $0.2 million. During fiscal 2006, we adjusted our valuation allowance by fully reserving for all deferred tax assets, causing us to recognize income tax expense of $400,000. In assessing the amount of the valuation allowance as of October 31, 2007, we considered, in particular, our forecasted operations for the remainder of the current fiscal year, taking into account our year to date results of operations, current backlog of orders, including those recently received, and other significant opportunities currently in our sales and marketing pipeline with a high probability of generating revenues. Based upon this review, management determined that it is not more likely than not its net deferred tax assets will be realized and has provided a valuation allowance against all deferred tax assets as of October 31, 2007.

STEELCLOUD, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
OCTOBER 31, 2005, 2006, 2007
          The reconciliation of income tax from the federal statutory rate of 34% is:

	Years ended October 31,
	2005	2006
	(Restated)	(Restated)	2007

Tax at statutory rates:	$(82,253)	$(3,281,032)	$(661,162)
Non-deductible (income) expenses, net	(71,081)	56,463	100,859
Goodwill and other intangibles write-off	—	705,753	—
Valuation allowance	164,511	3,364,650	(957,715)
State income tax, net of federal benefit	(11,177)	(445,834)	(51,974)
Change in state tax rates	—	—	885,957
True-up of net-operating loss	—	—	687,854
Other	—	—	(3,819)

	$—	$400,000	$—

15. Retirement Plans
401(k) Plans
          The Company maintains a 401(k) (the “Plan”) for all current employees. Under the Plan, employees are eligible to participate the first calendar day of the month following their first day of service and attaining the age of 18. Employees could defer up to $15,500 of compensation in calendar year 2007. Employee contributions are subject to Internal Revenue Service limitations. All employees who contributed to the Plan are eligible to share in discretionary Company matching contributions. The Company match is equal to 50% of employee contributions up to 6%. Company contributions vest over 5 years. In fiscal 2005, 2006 and 2007, the Company contributed approximately $98,000, $97,000 and $88,000 to the participants of the 401(k), respectively.

STEELCLOUD, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
OCTOBER 31, 2005, 2006, 2007
16. Earnings Per Share
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

	Years ended October 31,
	2005	2006
	(Restated)	(Restated)	2007
Numerator:
Net (loss) from operations	$(241,918)	$(10,050,094)	$(1,944,595)

Denominator:
Denominator for basic earnings per share — weighted-average shares	13,933,740	14,150,693	14,286,551
Effect of dilutive securities:
Employee stock options	—	—	—
Warrants	—	—	—
Restricted Stock	—	—	—

Dilutive potential common shares	—	—	—

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	13,933,740	14,150,693	14,286,551

(Loss) per share from operations, basic and diluted	$(0.02)	$(0.71)	$(0.14)

17. Segment Reporting
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
18. Quarterly Financial Information (unaudited)
          The following tables present selected quarterly financial data for 2007 and 2006 (as restated). Because certain of the data set forth in the following tables has been restated from amounts previously reported in our Quarterly Reports on Form 10-Q for the applicable periods, the following tables and the accompanying footnotes reconcile the quarterly information presented with that previously reported.

STEELCLOUD, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
OCTOBER 31, 2005, 2006, 2007
          The restatement adjustments reflected in the following tables correct certain errors that existed in our previously issued financial statements, principally related to the misclassification of certain direct and indirect manufacturing costs in its consolidated statements of operations, resulting in an understatement of cost of goods sold and a comparable overstatement of operating expenses. In addition, net income (loss) was adjusted as a result of allocating certain direct and indirect costs to inventory. This restatement is more fully described in Note 2 “Restatement to Previously Issued Financial Statements” to these consolidated financial statements.

	Three Months Ended January 31, 2007			Three Months Ended April 30, 2007
	As Previously	Restatement		As Previously	Restatement
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Revenue (1)	$4,423,067	$—	$4,423,067	$4,836,843	$—	$4,836,843
Gross profit	786,015	(50,259)	735,756	1,517,869	(306,968)	1,210,901
Net (loss) income available to common shareholders	(1,136,155)	164,795	(971,360)	(292,999)	(109,324)	(402,323)

Per Share Data
Net (loss) earnings per share, basic and diluted	$(0.08)	$—	$(0.08)	$(0.02)	$—	$(0.02)

	Three Months Ended July, 31, 2007			Three Months
				Ended
	As Previously	Restatement		October 31,
	Reported	Adjustments	Restated	2007 (4)
Revenue (1)	$3,967,887	$—	$3,967,887	$10,087,883
Gross profit	1,211,280	(209,348)	1,001,932	1,996,632
Net (loss) income available to common shareholders	(675,012)	2,154	(672,858)	101,946

Per Share Data
Net (loss) earnings per share, basic and diluted	$(0.05)	$—	$(0.05)	$0.01

	Three Months Ended January 31, 2006			Three Months Ended April 30, 2006 (2)
	As Previously	Restatement		As Previously	Restatement
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Revenue (1)	$6,177,025	$—	$6,177,025	$6,663,051	$—	$6,663,051
Gross profit	1,363,037	(298,034)	1,065,003	1,032,422	(257,485)	774,937
Net (loss) income available to common shareholders	(830,884)	23,930	(806,954)	(1,928,313)	35,282	(1,893,031)

Per Share Data
Net (loss) earnings per share, basic and diluted	$(0.06)	$—	$(0.06)	$(0.14)	$0.01	$(0.13)

STEELCLOUD, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
OCTOBER 31, 2005, 2006, 2007

	Three Months Ended July, 31, 2006 (3)			Three Months Ended October 31, 2006
	As Previously	Restatement		As Previously	Restatement
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Revenue (1)	$5,986,218	$—	$5,986,218	$5,389,617	$—	$5,389,617
Gross profit	1,211,225	(313,844)	897,381	1,374,426	(332,347)	1,042,079
Net (loss) income available to common shareholders	(6,496,188)	(35,430)	(6,531,618)	(784,768)	(33,723)	(818,491)

Per Share Data
Net (loss) earnings per share, basic and diluted	$(0.45)	$(0.01)	$(0.46)	$(0.05)	$—	$(0.05)

(1)	As mentioned in Note 3 “Reclassification” to the Notes to the Financial Statements, the Company began to recognize revenue associated with the resale of maintenance contracts on a net basis for comparative purposes, product revenue and cost of goods sold on the consolidated statements of operations for the fiscal year 2005 and the first two quarters of fiscal year 2006 have been reclassified.

(2)	As mentioned in Note 4 “Management Change, Restructuring and Operations” to the Notes to the Financial Statements, expenses included approximately $200,000 in costs associated with the termination of an employment contract with the Company’s former President, $400,000 in income tax expense due to the adjustment of the tax valuation allowance and approximately $250,000 in expense for inventory obsolescence primarily associated with end of life products.

(3)	As mentioned in Note 4 “Management Change, Restructuring and Operations” to the Notes to the Financial Statements, the Company incurred approximately $1,020,000 of one time non-recurring charges associated with management changes and restructuring and corresponding legal fees. In addition, as mentioned in Note 7 “Goodwill and Other Intangible Assets,” the Company recognized an impairment loss of approximately $4,485,657 to write down the carrying value of its goodwill and other intangible assets to their estimated fair value.

(4)	As mentioned in Note 4 “Management Change, Restructuring and Operations” to the Notes to the Financial Statements, the financial impact of the Employment Resignation Agreement for Cliff Sink was recorded as a charge to operations of approximately $318,000 in the Company’s fiscal 2007 fourth quarter.
          Note: Earnings per share data are rounded to the nearest penny each quarter; therefore, aggregate quarterly earnings per share may not agree to the fiscal year earnings per share reported on the Consolidated Statement of Operations.
Note 19 — Related Party Transactions
          An individual who is a director is also founding member of Gersten Savage LLP, who provides legal services to the Company. During the fiscal years ended October 31, 2005, 2006 and 2007, the Company paid Gersten Savage LLP approximately $76,000, $60,000 and $83,000, respectively, in legal fees.