Form 10-Q
period 2008-01-31
STEELCLOUD INC
filed 2008-03-21
CIK 1058027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated filer  ☐ Accelerated filer  ☐ Non-accelerated filer ☑ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

As of March 1, 2008 there were 14,316,934 shares of the registrant’s common stock outstanding.

SteelCloud, Inc.
Form 10-Q Index
for the Quarterly period ended January 31, 2008

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Index to Financial Statements
Condensed Consolidated Balance Sheet	F-1

Unaudited Condensed Consolidated Statements of Operations	F-2

Unaudited Condensed Consolidated Statements of Cash Flows	F-3

Notes to Unaudited Condensed Consolidated Financial Statements	F-4

CONDENSED CONSOLIDATED BALANCE SHEET

	October 31,	January 31,
	2007	2008
ASSETS		(unaudited)
Current assets
Cash and cash equivalents	$2,622,654	$2,665,204
Accounts receivable, net	2,625,372	2,446,242
Inventory, net	1,178,395	2,930,519
Prepaid expenses and other current assets	255,924	231,227
Deferred contract costs	83,753	71,078
Total current assets	6,766,098	8,344,270

Property and equipment, net	802,288	740,774
Equipment on lease, net	323,904	250,144
Other assets	44,053	50,456

Total assets	$7,936,343	$9,385,644

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,789,329	$3,260,459
Accrued expenses	1,158,641	1,789,674
Notes payable, current	12,842	10,808
Unearned revenue	98,255	70,021
Total current liabilities	3,059,067	5,130,962

Long-term liabilities
Notes payable, long-term	15,442	13,591
Other, including severance obligations	154,520	146,556
Total long-term liabilities	169,962	160,147

Stockholders’ equity
Preferred stock, $.001 par value: 2,000,000 shares authorized, no shares issued and outstanding at October 31, 2007 and January 31, 2008	-	-
Common stock, $.001 par value: 50,000,000 shares authorized, 14,716,934 and 14,716,934 shares issued at October 31, 2007 and January 31, 2008, respectively	14,717	14,717
Additional paid in capital	50,234,099	50,297,367
Treasury stock, 400,000 shares at October 31, 2007 and January 31, 2008	(3,432,500)	(3,432,500)
Accumulated deficit	(42,109,002)	(42,785,049)
Total stockholders’ equity	4,707,314	4,094,535

Total liabilities and stockholders’ equity	$7,936,343	$9,385,644

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended January 31,
	2007 (restated)	2008

Revenues
Products	$3,890,161	$5,253,027
Services	532,906	553,445
Total revenues	4,423,067	5,806,472

Cost of revenues
Products	3,316,233	4,615,803
Services	371,078	440,309
Total cost of revenues	3,687,311	5,056,112

Gross profit	735,756	750,360

Selling and marketing	418,109	320,244
Research and product development	142,827	198,225
General and administrative	1,160,403	914,353

(Loss) from operations	(985,583)	(682,462)

Interest income (expense), net	14,223	6,415

(Loss) before income taxes	(971,360)	(676,047)

Provision for income taxes	-	-

Net (loss)	(971,360)	(676,047)

(Loss) per share (basic and diluted):
Basic and diluted (loss) per share	$(0.07)	$(0.05)

Weighted-average shares outstanding, basic and diluted	14,262,176	14,316,934

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended January 31,
	2007 (restated)	2008
Operating activities
Net (loss)	$(971,360)	$(676,047)

Adjustments to reconcile net (loss) to net cash (used in) provided by operating activities:

Depreciation and amortization	158,239	137,437
Stock-based compensation	125,591	63,268
Warrant-based expense	40,000	-

Changes in operating assets and liabilities:
Accounts receivable	1,057,069	179,130
Inventory	(305,334)	(1,752,124)
Prepaid expenses and other assets	(66,915)	18,294
Deferred contract costs	(3,770)	12,675
Accounts payable	(474,294)	1,471,130
Unearned revenue	343,296	(28,650)
Accrued expenses and other liabilities	(140,046)	623,485
Net cash (used in) provided by operating activities	(237,524)	48,598
Investing activities
Purchase of property and equipment	(28,406)	(2,163)
Net cash (used in) investing activities	(28,406)	(2,163)
Financing activities
Payments on notes payable	(3,803)	(3,885)
Net cash provided by financing activities	(3,803)	(3,885)

Net (decrease) increase in cash and cash equivalents	(269,733)	42,550

Cash and cash equivalents at beginning of period	3,655,163	2,622,654
Cash and cash equivalents at end of period	$3,385,430	$2,665,204
Supplemental cash flow information

Interest paid	$342	$4,230
Income taxes paid	$-	$-

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

STEELCLOUD, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Basis of Presentation

Founded in 1987, SteelCloud, Inc (the “Company”) is a leading manufacturer of embedded integrated computing systems solutions for the federal marketplace and Independent Software Vendors (“ISVs”). The Company designs, manufactures and integrates specialized servers for federal market prime contractors (“federal integrators”) and ISVs who use the specialized servers to deliver application software to their clients.

For ISV customers, the Company designs, manufactures and integrates low-maintenance servers (called “appliances” in this market) so ISVs can make their software products easier to deploy and support, more competitive and open new markets by delivering their application software on fully-integrated, ready-to-use appliances.

The Company supplements its existing public sector sales force by utilizing the services of Manufacturer Representatives. Manufacturer Representatives serve as strategic vehicles for gaining access to key decision makers within major federal integrator organizations. These companies act as commission-based field sales teams which market the Company’s products and services to nationally recognized federal contracting companies which mainly target military COTS server applications.

In addition, the Company serves information technology end users directly, in both the public and private sectors, with products and services focused on IT centric solutions. The Company’s IT centric solutions include its appliance servers, products from its strategic partners along with its consulting services.

The Company’s ISO 9001:2000 certified Quality Management System establishes measurable quality objectives throughout the organization and provides procedures for continuous quality improvement in all aspects of its business. This certification is particularly critical to the Company’s success in the federal government market space, as most government end customers require their contractors and sub-contractors to be ISO 9001:2000 certified.

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and, therefore omit or condense certain note disclosures and other information required by U.S. Generally Accepted Accounting Principles for complete financial statements. Except for the condensed consolidated balance sheet as of October 31, 2007, which is derived from audited financial statements, the consolidated financial statements for the three-month period ended January 31, 2008 and 2007 are unaudited. In the opinion of management, all adjustments which are necessary to present fairly the financial position as of January 31, 2008 and 2007 and the results of operations and cash flows for the periods then ended have been included. All such adjustments are of a normal and recurring nature. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which includes consolidated financial statements and notes thereto for the years ended October 31, 2007 and 2006.

The Company believes that its enhanced focus on the Company’s chosen markets, coupled with cost reductions, will allow the Company to manage its costs of operations in relation to its revenues. Management believes that existing cash and cash equivalents on hand as of January 31, 2008 will be sufficient to fund its operations during the upcoming 12 months.

STEELCLOUD, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Restatement of Previously Issued Financial Statements

After undertaking the review of its financial information for the fiscal year ended October 31, 2007, the Company determined that historically certain direct and indirect manufacturing costs had been incorrectly classified in its consolidated statements of operations and that certain of these costs had not been properly allocated to inventory. The Company corrected these errors through a restatement of its previously issued financial statements for (i) the fiscal year ended October 31, 2005, (ii) the fiscal year ended October 31, 2006 and the unaudited quarterly financial data for each of the quarters in-between the fiscal years ended October 31, 2005 and October 31, 2006, and (iii) the unaudited quarterly financial data for each of the quarters in the nine months ended July 31, 2007.

The restatement reclassified direct and indirect manufacturing costs from operating expenses (general & administrative costs) to cost of goods sold and increases inventory. As such, cost of goods sold increased, gross profit decreased and operating expenses (general & administrative costs) decreased for the periods indicated above. In addition, net income (loss) was restated for the periods indicated above as a result of the appropriate allocation of certain direct and indirect costs to inventory.

The restatement adjustments reflected in the following table corrects the misallocations described above for the three months ended January 31, 2007

	Three Months Ended January 31, 2007
	As Previously Reported	Restatement Adjustments	Restated
Revenue	$4,423,067	$-	$4,423,067
Gross profit	786,015	(50,259)	735,756
Net (loss) income available to common shareholders	(1,136,155)	164,795	(971,360)

Per Share Data
Net (loss) earnings per share, basic and diluted	$(0.08)	$-	$(0.07)

3. Recently Issued Accounting Pronouncements

On November 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. The Company’s adoption of FIN 48 is more fully described in Note 11 “Income Tax”.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the effect, if any; the adoption of SFAS No. 157 will have on its financial statements.

STEELCLOUD, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In February 2007, the FASB issued Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides a choice to measure many financial instruments and certain other items at fair value and requires disclosures about the election of the fair value option. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Therefore, the Company is required to adopt SFAS No. 159 in the first quarter of 2009. The Company is in the process of evaluating the effect, if any; the adoption of SFAS No. 159 will have on its financial statements.

4. Significant Customers

For the three month period ended January 31, 2008, the Company’s significant customers were a Federal Integrator, a Commercial Customer and a Federal Customer representing 58%, 6% and 16% of the Company’s revenue, respectively. The accounts receivable balance as of January 31, 2008 included amounts from a Federal Integrator, a Commercial Customer and a Federal Customer representing 66%, 9%, and 0% of total net account receivables, respectively.

5.  Stock-based Compensation

The Company recognized approximately $63,000 and $126,000 of stock-based compensation expense during the three month periods ended January 31, 2008 and 2007, respectively. Stock-based compensation expense for the three-month period ended January 31, 2008 and 2007 increased the Company’s basic and diluted loss per share by $0.01 and $0.01, respectively. The estimated fair value of the Company’s stock-based awards is amortized on a straight-line basis over the awards’ original service period.

6.  Equity

Warrants

On October 6, 2006, the Company issued warrants to purchase 250,000 shares of common stock in exchange for the retainage of a financial services firm valued at $40,000. The warrants were issued at an exercise price of $0.54 and expire October 6, 2010. The total expense associated with the issuance of the warrants is $40,000 and is being recognized over the period of service.

Additional Paid-in Capital

Additional paid in capital has increased approximately $63,000 during the three month period ended January 31, 2007 due to stock-based compensation expense of approximately $63,000.

STEELCLOUD, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock

As of January 31, 2008, the Company had granted 100,000 shares of restricted stock. The weighted average of the restricted stock grants’ fair value is $1.20. None of the restricted stock grants were vested or forfeited in the three month period ended January 31, 2008. The Company’s restricted stock grants are accounted for as equity awards. The expense is based on the price of the Company’s common stock, and is recognized on a straight-line basis over the requisite service period. The Company’s restricted stock agreements do not contain any post-vesting restrictions. The restricted stock grants vest ratably over a three year period. For the three month period ended January 31, 2008, the Company recognized $10,000 of stock-based compensation expense associated with restricted stock awards.

On December 21, 2007 the Company rescinded 80,000 shares of restricted stock issued to one of its executives. The Company intends to obtain shareholder approval for its Amended 2007 Stock Option and Restricted Stock Plan at its next annual shareholder meeting, which is scheduled for May 7, 2008. Following shareholder approval of the Amended 2007 Stock Option and Restricted Stock Plan, the Company will re-issue the 80,000 shares of restricted stock to the affected executive.

7. Debt

On March 6, 2008, the Company renewed its bank line of credit that allows the Company to borrow an amount to the lesser of its collateralized cash on hand or $3.5 million. The line of credit bears interest at the LIBOR Market Index rate plus 1.25%. The line of credit is secured by all assets of the Company and expires on March 31, 2009. There were no outstanding borrowings on the line of credit at October 31, 2007 and January 31, 2008.

8. Unearned Revenue and Deferred Contract Costs

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

9. Inventories

Inventories consisted of the following:

STEELCLOUD, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	October 31,	January 31,
	2007	2008
Raw materials	$758,154	$1,586,466
Work in process	290,603	731,989
Finished goods	129,638	612,063
	$1,178,395	$2,930,519

10. Earnings per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the period and is calculated by dividing the net earnings (loss) by the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding plus common stock equivalents associated with stock options and warrants and is calculated by dividing net earnings by the weighted average number of common shares outstanding used in the basic earnings per share calculation plus the common stock equivalent of stock options and warrants. The dilutive weighted average number of common shares outstanding excluded potential common shares from stock options of approximately 444,000 and 371,000 for the three month periods ended January 31, 2008 and 2007, respectively. These shares were excluded from the earnings per share calculation due to their antidilutive effect resulting from the loss from operations.

11. Income Tax

On November 1, 2007, the Company adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues.

The Company has an unrecognized tax benefit of approximately $616,000. Of this amount $460,000 may reverse in the next twelve months related to stock option deductions for which the company is updating its documentation and compliance. The Company has a valuation allowance against the full amount of its net deferred tax assets and therefore the adoption of FIN 48 has no impact on the Company’s retained earnings. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $0.

The Company conducts business in the U.S. and is subject to tax in that jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the respective federal and state tax authorities. For income tax returns filed by the Company, the Company is no longer subject to U.S. federal, or state tax examination by tax authorities for years before October 31, 2003, although carryforward tax attributes that were generated prior to October 31, 2003 may still be adjusted upon examination by tax authorities if they either have been or will be utilized.

The Company’s accounting policy is to recognize interest and penalties related to income tax matters in general and administrative expense. The Company had $0 accrued for interest and penalties as of January 31, 2008.

STEELCLOUD, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. Reclassification

Certain prior period amounts have been reclassified to conform to current period presentation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements.” Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, risks associated with the integration of businesses following an acquisition, competitors with broader product lines and greater resources, emergence into new markets, the termination of any of our significant contracts, our inability to maintain working capital requirements to fund future operations, or our inability to attract and retain highly qualified management, technical and sales personnel. Statements made herein are as of the date of the filing of this Quarterly Report on Form 10-Q with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim, any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended October 31, 2007, filed by us with the Securities and Exchange Commission.

OVERVIEW

Founded in 1987, we are a leading manufacturer of embedded integrated computing systems solutions for the federal marketplace and Independent Software Vendors (“ISVs”). We design, manufacture and integrate specialized servers for federal market prime contractors (“federal integrators”) and ISVs who use the specialized servers to deliver application software to their clients.

Federal Integrator and ISV Business

Our primary target markets are federal integrators and ISVs. We believe that our specialized server products are best suited to the high volume needs of the federal government. We team with large federal integrators as our primary channel for delivering our specialized servers.

Federal integrators outsource their specialized requirements to us. We design and manufacture specialized computing platforms that are the foundation upon which the integrators develop and deliver their solutions. This allows the integrators to shift their attention to application software and services. As a result, integrators shorten their time to deliver and lower their overall development costs.

We complement our specialized servers, which are often designed to withstand unusual environmental conditions, with software integration and testing services. We also provide configuration management, program management, logistics and support services that are generally unavailable from traditional computer vendors.

For our ISV customers, we serve as their ‘virtual hardware division.’ We create a unique product for the ISV by integrating the ISV’s software onto a specialized appliance platform running Linux or one of Microsoft’s operating systems.

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

We are adding our own products and services to our end user solutions line to increase sales revenue and gross profit margins. End user products and services are sold into the federal market space via our General Services Administration (“GSA”) Schedule, Indefinite Delivery/Indefinite Quantity (“ID/IQ”) agreements, and Blanket Purchase Agreement (“BPA”) contracts.

IT Services

Our IT services are marketed directly to end users and target medium to enterprise-level organizations in the government and commercial markets across the United States, with an emphasis on the Washington, D.C. metropolitan area. Many of our IT services incorporate technologies from Microsoft. As a Microsoft Gold Certified Partner, we have demonstrated the highest level of competence with Microsoft products. Microsoft-sponsored customer surveys since 2005 have ranked us on criteria such as timeliness, technical competency, ability to solve problems, return on investment and customer support. All respondents ranked us in the highest category for customer satisfaction.

Research and Product Development

By investing in product development, we believe we will have more control over the functionality and marketing of our products. We also believe that the resulting intellectual property will increase the competitiveness of our offerings and improve product margins. For the three month period ended January 31, 2008, we incurred research and product development costs of approximately $198,225. We will continue to incur costs for product development in future periods.

Significant Customer Contracts

During the quarter ending January 31, 2008, we were awarded a contract by a major federal integrator with a contract dollar value that exceeds $7.9 million. We produced, shipped and recognized approximately $2.2 million of revenue associated with this contract for the quarter ending January 31, 2008.

GSA Contract

We have a multiple award schedule contract with the General Services Administration (the “GSA Contract”). Our GSA Contract was originally awarded in April 1996. The contract was renewed in fiscal year 2007 and is valid through March 31, 2012. In August 2006, GSA Contract auditors awarded us with an “Outstanding” rating for the management and execution of our GSA Contract. The GSA Contract enables government IT purchasers to acquire all of their needed goods and services from a particular vendor and largely limits the competition to selected vendors holding GSA Contracts.

Notices from Nasdaq

On March 13, 2008, we received notice, under Marketplace Rule 4310(c)(4)(the "Rule"), that our common stock is subject to potential delisting from the Nasdaq Capital Market because the bid price of our common stock closed below the minimum $1.00 per share requirement for 30 consecutive business days prior to March 13, 2008. Under Marketplace Rule 4310(c)(8)(D), we have been granted an initial 180 calendar days, or until September 9, 2008, to regain compliance.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with US Generally Accepted Accounting Principles requires management to make certain judgments, estimates and assumptions that could affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We based our estimates and assumptions on historical experience and on various other assumptions believed to be applicable, and evaluated them on an on-going basis to ensure they remained reasonable under current conditions. Actual results could differ significantly from those estimates. No changes to our critical accounting policies have taken place since October 31, 2007.

Recently Issued Accounting Pronouncements

On November 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues.

We have an unrecognized tax benefit of approximately $616,000. Of this amount $460,000 may reverse in the next twelve months related to stock option deductions for which the company is updating its documentation and compliance. We have a valuation allowance against the full amount of our net deferred tax assets and therefore the adoption of FIN 48 has no impact on our retained earnings. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $0.

We conduct business in the U.S. and are subject to tax in that jurisdiction. As a result of our business activities, we file tax returns that are subject to examination by the respective federal and state tax authorities. For income tax returns filed by us, we are no longer subject to U.S. federal, or state tax examination by tax authorities for years before October 31, 2003, although carryforward tax attributes that were generated prior to October 31, 2003 may still be adjusted upon examination by tax authorities if they either have been or will be utilized.

Our accounting policy is to recognize interest and penalties related to income tax matters in general and administrative expense. We had $0 accrued for interest and penalties as of January 31, 2008.

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

In February 2007, the FASB issued Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides a choice to measure many financial instruments and certain other items at fair value and requires disclosures about the election of the fair value option. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Therefore, we are required to adopt SFAS No. 159 in the first quarter of 2009. We are in the process of evaluating the effect, if any, the adoption of SFAS No. 159 will have our financial statements.

RESULTS OF OPERATIONS

For the three months ended January 31, 2008 compared to the three months ended January 31, 2007

Net Revenue Discussion:

The following table summarizes our net revenue for the three months ended January 31, 2007 and 2008 in dollars and as a percentage of net revenues.

	Three Months Ended January 31,
	2007 (restated)		2008		Increase (decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage

Products	$3,890,161	87.95%	$5,253,027	90.47%	$1,362,866	35.03%
Services	532,906	12.05%	553,445	9.53%	20,539	3.85%
Total net revenues	$4,423,067	100.00%	$5,806,472	100.00%	$1,383,405	31.28%

The increase in product revenues is primarily attributable to increases in our core business. We recognized a revenue increase in our integrator and ISV business, our core business, of approximately $1.1 million dollars for the three months ended January 31, 2008 as compared to the same period in fiscal year 2007.

The increase in service revenues for the three-month period ended January 31, 2008 as compared to the same period in fiscal 2007 is the result of us commencing our expansion of our service offerings throughout the local Washington D.C. technology market. We expect service revenue to continue to grow in the future.

Gross Profit Discussion:

The following table summarizes our gross profit for the three months ended January 31, 2007 and 2008 in dollars, as a percentage of gross profit and as a percentage of net revenues.

	Three Months Ended January 31,
	2007 (restated)		2008		Increase (decrease)
		% of Gross		% of Gross
	Dollars	Profit	Dollars	Profit	Dollars	Percentage

Products	$573,928	78.01%	$637,224	84.92%	$63,296	11.03%
Products - GM%	14.75%		12.13%

Services	$161,828	21.99%	113,136	15.08%	$(48,692)	(30.09)%
Services - GM%	30.37%		20.44%

Total gross profit	$735,756	100.00%	$750,360	100.00%	$14,604	1.98%
Total - GM%	16.63%		12.92%

The decrease in gross profit percentage for the three months ended January 31, 2008 as compared to the same period in fiscal 2007 is primarily due to our recognizing revenue associated with a residual multi-year low margin reseller order. This residual contract, in its final year, resulted in lower margins than prior years. We expect gross profit as a percentage of net revenues to continue to fluctuate from quarter to quarter as product lines expand, new products are brought to market, start up costs are incurred and new discounts, incentives and rebates become available.

The decrease in services gross profit for the three months ended January 31, 2008 as compared to the same period in fiscal 2007 is attributable to our incurring costs associated with new client contracts. We will incur lower initial margins as we expand into new markets and increase our service offerings. We anticipate gross profit for services to fluctuate in future quarters as we continue to realign and grow the services division.

Operating Expense Discussion:

The following table summarizes our operating expenses for the three months ended January 31, 2007 and 2008 in dollars and as a percentage of net revenues.

	Three Months Ended January 31,
	2007 (restated)		2008		Increase (decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage

Selling and marketing	$418,109	9.45%	$320,244	5.52%	$(97,865)	(23.41)%
Research and product development	142,827	3.23%	198,225	3.41%	55,398	38.79%
General and administrative	1,160,403	26.24%	914,353	15.75%	(246,050)	(21.20)%
Total operating expenses	$1,721,339	38.92%	$1,432,822	24.68%	$(288,517)	(16.76)%

The decrease in selling and marketing expense is the result of aligning expenses to our current and future business models. For the three months ended January 31, 2008 compared to the three months ended January 31, 2007, marketing activities and expense associated with selling and marketing personnel decreased as a result of cost cutting efforts. We will continue to evaluate our costs relative to our revenues and gross margins.

The increase in research and product development for the three months ended January 31, 2008 compared to the three months ended January 31, 2007 is the result of us continuing to make investments in research and product development to maintain and enhance current products. We believe that research and product development expenses will fluctuate from quarter to quarter as new products are being developed and introduced into the marketplace.

The decrease in general and administrative expenses for the three months ended January 31, 2008 compared to the three months ended January 31, 2007 is primarily attributable to cost cutting efforts. The cost reductions continue to include curtailing expenses related to non-revenue generating activities, terminating non-essential employees, and instituting an across the board departmental expense reductions. Although we continue to manage our costs relative to our revenues and gross margins, additional resources may be required in order to invest in our core federal integrator and ISV business.

Other Income (Expense) Discussion:

The following table summarizes our other income (expense) for the three months ended January 31, 2007 and 2008 in dollars and as a percentage of net revenues.

	Three Months Ended January 31,
	2007 (restated)		2008		Increase (decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage

Interest income	$14,223	0.32%	$6,415	0.11%	$(7,808)	(54.90)%
Total interest income	$14,223	0.32%	$6,415	0.11%	$(7,808)	(54.90)%

The decrease in net interest income for the three-month period ended January 31, 2008 is attributable to the recording of severance payments at net present value, offset by lower interest income compared to the same period in fiscal year 2007.

Net (Loss) Discussion:

The following table summarizes our net (loss) for the three months ended January 31, 2007 and 2008 in dollars and as a percentage of net revenues.

	Three Months Ended January 31,
	2007 (restated)		2008		Increase (decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage

Net (loss)...	$(971,360)	(21.96)%	$(676,047)	(11.64)%	$(295,313)	(30.40)%

The decrease in net loss for the three months ended January 31, 2008 as compared to the same period in fiscal 2007 is a result of higher revenues and corresponding gross margin dollars and the effects of us continuing to manage our costs relative to our revenue during the three months ended January 31, 2008 compared to the same period in fiscal year 2007. We plan for revenue to grow while keeping expenses in alignment with our revenue and gross margins.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2008, we had working capital of $3.2 million. While we have incurred a loss in the three month period ended January 31, 2008, we believe cash on hand and cash equivalents will provide sufficient financial resources to finance operations during the upcoming 12 months.

For the three months ended January 31, 2008, we generated $49,000 in cash from operating activities. Our primary use of cash was to finance our operating loss. The increase in inventory and accounts payable of approximately $1.8 million and $1.5 million, respectively, is the result of us purchasing components for contracts during the quarter for deliveries in future periods. A decrease in accounts receivable generated approximately $179,000 of cash. The use and availability of our cash is affected by the timing, pricing, and magnitude of orders for our products, and the timing of cash outflows relating to these orders.

We generated approximately $43,000 from our operating, investing and financing activities for the three months ended January 31, 2008.

On March 6, 2008, we renewed our bank line of credit that allows us to borrow an amount equal to the lesser of our collateralized cash on hand or $3.5 million. The line of credit bears interest at the LIBOR Market Index rate plus 1.25%. The line of credit is secured by all of our assets and expires on March 31, 2009. There were no outstanding borrowings on the line of credit at October 31, 2007 and January 31, 2008.

From time to time, we may pursue strategic acquisitions or mergers, which may require significant additional capital. In such event, we may seek additional financing of debt and/or equity. We make no assurance that any such financings will be consummated.

Contractual Obligations and Commercial Commitments:

We have significant contractual obligations as of January 31, 2008 and beyond for our operating leases and employment agreements. The total obligation for our office leases, expiring in August 2009 and August 2014, is approximately $44,000 a month. The total obligation for our employment agreements, expiring in June 2008, September 2007 and June 2009, is approximately $50,000 a month and does not include applicable employment taxes and potential bonuses. Future rental and salary payments under operating lease and employment agreements are presented below. We do not have any purchase obligations, capital lease obligations or any material commitments for capital expenditures. We have not engaged in off-balance sheet financing, commodity contract trading or significant related party transactions.

Contractual Obligations	Payments Due by Period
	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Notes payable	$24,399	$10,808	$13,591	-	-
Operating leases	2,198,531	548,352	686,294	537,982	425,903
Employment agreements	1,262,917	475,000	787,917	-	-
Total	$3,485,847	$1,034,160	$1,487,802	$537,982	$425,903

We believe that these commitments will be satisfied with operating cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to fluctuations in interest rates on our debt. Increases in prevailing interest rates could increase our interest payment obligations relating to variable rate debt. For example, a 100 basis point increase in interest rates would increase our annual interest expense by $35,000 if we fully utilized our existing line of credit.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of the Company’s Disclosure Controls and Internal Controls

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness, as of the end of the quarter covered by this report, of the design and operation of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e) promulgated by the Securities and Exchange Commission (“SEC”) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures, as of the end of such period, were not adequate and effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

In making this evaluation, the CEO and CFO considered, among other matters:

•	the material weakness in our internal control over financial reporting that existed as of October 31, 2007 and that, we believe, continued to exist as of January 31, 2008; and

•
management’s conclusion, as reported in Item 9A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2007, that our internal control over financial reporting was not effective as of October 31, 2007; and the conclusion of our CEO and CFO, as reported in Item 9A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2007, that our disclosure controls and procedures as of October 31, 2007 were not effective.

Notwithstanding the material weakness in our internal control over financial reporting that existed as of January 31, 2008, management believes that (i) this Quarterly Report on Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this Report and (ii) the financial statements, and other financial information included in this Report, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the dates and periods presented in this Quarterly Report.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has concluded that our disclosure controls and procedures were ineffective as of January 31, 2008 as a result of the following material weakness:

•
Lack of effective policies and procedures surrounding the review and determination of manufacturing costs which should have been allocated to inventory and cost of goods sold which contributed to the understatement of inventory and cost of goods sold and overstatement of general and administrative expenses.

This material weakness resulted in the restatement of our consolidated balance sheets for the fiscal year ended October 31, 2006, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the fiscal years ended October 31, 2006 and 2005, the unaudited quarterly financial information for each of the quarters in the nine months ended July 31, 2007 and unaudited quarterly financial information in each of the quarters in the year ended October 31, 2006. Additionally, this control deficiency could result in a misstatement of the aforementioned accounts or disclosures that would result in a material misstatement of our annual and unaudited interim consolidated financial statements that would not be prevented or detected.

Remedial measures to be implemented by management to address the material weakness that existed at October 31, 2007 and, we believe, continued to exist as of January 31, 2008, include the following:

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

•
Strengthen our review of all financial statement filings and supporting details, including (i) review of the financial statement disclosure and GAAP checklist discussed above and (ii) requiring financial management review and approval of all supporting documentation associated with the financial statements.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are routine legal claims pending against us that occur in the ordinary course of business, but in the opinion of management, liabilities, if any, arising from such claims will not have a material adverse effect on the financial condition and results of operation of the Company.

Other than the items previously disclosed, we are not a party in any other material legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” sections of our Annual Report on Form 10-K for the fiscal year ended October 31, 2007.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 21, 2008	STEELCLOUD, INC.

	By:	/s/ Robert E. Frick.
Name: Robert E. Frick
Title: Chief Executive Officer and President

	By:	/s/ Kevin Murphy
Name: Kevin Murphy
Title: Chief Financial Officer