Form 10-Q
period 2008-04-30
STEELCLOUD INC
filed 2008-06-13
CIK 1058027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2008
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of June 1, 2008 there were 14,536,489 shares of the registrant’s common stock outstanding.

SteelCloud, Inc.
Form 10-Q Index
for the Quarterly period ended April 30, 2008

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Index to Financial Statements

Condensed Consolidated Balance Sheet	F-1
Unaudited Condensed Consolidated Statements of Operations	F-2
Unaudited Condensed Consolidated Statements of Cash Flows	F-3
Notes to Unaudited Condensed Consolidated Financial Statements	F-4

STEELCLOUD, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

	October 31,	April 30,
	2007	2008
		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,622,654	$4,707,128
Accounts receivable, net	2,625,372	2,046,124
Inventory, net	1,178,395	1,596,955
Deferred contract costs	83,753	45,123
Prepaid expenses and other current assets	255,924	220,530

Total current assets	6,766,098	8,615,860

Property and equipment, net	802,288	708,678
Equipment on lease, net	323,904	191,696
Other assets	44,053	25,054

Total assets	$7,936,343	$9,541,288

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,789,329	$4,365,090
Notes payable, current	12,842	8,775
Unearned revenue	98,255	56,466
Accrued expenses and other current liabilities	1,158,641	754,715

Total current liabilities	3,059,067	5,185,046

Long-term liabilities
Notes payable, long-term	15,442	11,717
Other, including severance obligations	154,520	129,675

Total long-term liabilities	169,962	141,392

Stockholders’ equity
Preferred stock, $.001 par value: 2,000,000 shares authorized, no shares issued and outstanding at October 31, 2007 and April 30, 2008	—	—
Common stock, $.001 par value: 50,000,000 shares authorized, 14,716,934 and 14,731,449 shares issued at October 31, 2007 and April 30, 2008, respectively	14,717	14,731
Additional paid in capital	50,234,099	50,407,777
Treasury stock, 400,000 shares at October 31, 2007 and April 30, 2008	(3,432,500)	(3,432,500)
Accumulated deficit	(42,109,002)	(42,775,158)

Total stockholders’ equity	4,707,314	4,214,850

Total liabilities and stockholders’ equity	$7,936,343	$9,541,288

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

STEELCLOUD, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2007	2008	2007	2008
	(restated)		(restated)
Revenues
Products	$4,395,910	$7,827,740	$8,286,071	$13,080,767
Services	440,933	556,894	973,839	1,110,339

Total revenues	4,836,843	8,384,634	9,259,910	14,191,106

Cost of revenues
Products	3,342,499	6,435,320	6,658,732	11,051,123
Services	283,443	480,204	654,521	920,513

Total cost of revenues	3,625,942	6,915,524	7,313,253	11,971,636

Gross profit	1,210,901	1,469,110	1,946,657	2,219,470

Selling and marketing	336,645	281,718	754,754	601,962
Research and product development	151,770	208,888	294,597	407,113
General and administrative	1,136,276	973,440	2,296,679	1,887,793

(Loss) income from operations	(413,790)	5,064	(1,399,373)	(677,398)

Interest income, net	11,467	4,827	25,690	11,242

(Loss) income before income taxes	(402,323)	9,891	(1,373,683)	(666,156)

Provision for income taxes	—	—	—	—

Net (loss) income	$(402,323)	$9,891	$(1,373,683)	$(666,156)

(Loss)income per share (basic and diluted):
Basic and diluted (loss) income per share	$(0.03)	$0.00	$(0.10)	$(0.05)

Weighted—average shares outstanding:
Basic	14,275,372	14,323,458	14,268,627	14,320,179
Diluted	14,275,372	14,667,606	14,268,627	14,320,179
The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

STEELCLOUD, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	April 30,
	2007	2008
	(restated)

Operating activities
Net (loss)	$(1,373,683)	$(666,156)

Adjustments to reconcile net (loss) to net cash (used in) provided by operating activities:

Depreciation and amortization	299,850	252,956
Stock-based compensation	214,752	163,519
Deferred tax expense	40,000	—

Changes in operating assets and liabilities:
Accounts receivable	921,877	579,248
Inventory	(178,019)	(418,560)
Deferred contract costs	6,218	38,630
Prepaid expenses and other assets	(108,428)	54,393
Accounts payable	(480,117)	2,575,761
Unearned revenue	292,853	(48,852)
Accrued expenses and other liabilities	(220,786)	(421,708)

Net cash (used in) provided by operating activities	(585,483)	2,109,231

Investing activities
Purchase of property and equipment	(210,160)	(27,138)

Net cash (used in) investing activities	(210,160)	(27,138)

Financing activities
Proceeds from exercise of common stock options	—	10,173
Payments on notes payable	(7,628)	(7,792)

Net cash (used) provided by financing activities	(7,628)	2,381

Net (decrease) increase in cash and cash equivalents	(803,271)	2,084,474

Cash and cash equivalents at beginning of period	3,655,163	2,622,654

Cash and cash equivalents at end of period	$2,851,892	$4,707,128

Supplemental cash flow information
Interest paid	$665	$5,756
Income taxes paid	$—	$—
The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

STEELCLOUD, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Nature of Business and Basis of Presentation
Founded in 1987, SteelCloud, Inc (the “Company” or “SteelCloud”) has evolved into a developer and leading manufacturer of compliance-based technology solutions for government and commercial markets. The Company designs and manufactures specialized servers and appliances for federal integrators, software vendors and volume users. SteelCloud’s SteelWorks Mobile line of products provides compliance-based solutions for the wireless Blackberry Enterprise Server Market.
For commercial customers, the Company designs, manufactures and integrates low-maintenance servers (called “appliances” in this market) so its customers can make their software products easier to deploy and support, more competitive and open new markets by delivering their application software on fully-integrated, ready-to-use appliances.
In addition, the Company serves information technology end users directly, in both the public and private sectors, with products and services focused on IT centric solutions. The Company’s IT centric solutions include its appliance servers, products from its strategic partners along with its consulting services.
The Company supplements its existing public sector sales force by utilizing the services of Manufacturer Representatives. Manufacturer Representatives serve as strategic vehicles for gaining access to key decision makers within major federal integrator organizations. These companies act as commission-based field sales teams which market the Company’s products and services to nationally recognized federal contracting companies that mainly target military Commercial off the Shelf (“COTS”) server applications.
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
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and, therefore omit or condense certain note disclosures and other information required by U.S. Generally Accepted Accounting Principles for complete financial statements. Except for the condensed consolidated balance sheet as of October 31, 2007, which is derived from audited financial statements, the consolidated financial statements for the three and six month periods ended April 30, 2008 and 2007 are unaudited. In the opinion of the Company’s management, all adjustments which are necessary to present fairly the financial position as of April 30, 2008 and 2007 and the results of operations and cash flows for the periods then ended have been included. All such adjustments are of a normal and recurring nature. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which includes consolidated financial statements and notes thereto for the years ended October 31, 2007 and 2006.
The Company believes that its enhanced focus on the Company’s chosen markets, coupled with cost reductions, will allow the Company to manage its costs of operations in relation to its revenues. Management believes that existing cash and cash equivalents on hand as of April 30, 2008 will be sufficient to fund its operations for the upcoming twelve months.

STEELCLOUD, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2. Restatement of Previously Issued Financial Statements
After undertaking the review of its financial information for the fiscal year ended October 31, 2007, the Company determined that historically certain direct and indirect manufacturing costs had been incorrectly classified in its consolidated statements of operations and that certain of these costs had not been properly allocated to inventory. The Company corrected these errors through a restatement of its previously issued financial statements for (i) the fiscal year ended October 31, 2005, (ii) the fiscal year ended October 31, 2006, (iii) the unaudited quarterly financial data for each of the quarters in-between the fiscal years ended October 31, 2005 and October 31, 2006, and (iv) the unaudited quarterly financial data for each of the quarters in the nine months ended July 31, 2007.
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
The restatement adjustments reflected in the following table corrects the misallocations described above for the three months ended April 30, 2007:

	Three Months Ended April 30, 2007
	As Previously	Restatement
	Reported	Adjustments	Restated
Revenue	$4,836,843	$—	$4,836,843
Gross profit	1,517,869	(306,968)	1,210,901
Net (loss) income available to common shareholders	(292,999)	(109,324)	(402,323)

Per Share Data
Net (loss) earnings per share, basic and diluted	$(0.02)	$(0.01)	$(0.03)
The restatement adjustments reflected in the following table corrects the misallocations described above for the six months ended April 30, 2007:

	Six Months Ended April 30, 2007
	As Previously	Restatement
	Reported	Adjustments	Restated
Revenue	$9,259,910	$—	$9,259,910
Gross profit	2,303,884	(357,227)	1,946,657
Net (loss) income available to common shareholders	(1,429,154)	55,471	(1,373,683)

Per Share Data
Net (loss) earnings per share, basic and diluted	$(0.10)	$—	$(0.10)

STEELCLOUD, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
4. Significant Customers
For the three month period ended April 30, 2008, the Company’s significant customers were a Federal Integrator, and an Independent Software Vendor (“ISV”) Customer representing 71% and 10% of the Company’s revenue, respectively. For the six month period ended April 30, 2008, the Company’s significant customer was a Federal Integrator representing 66% of the Company’s revenue. The accounts receivable balance as of April 30, 2008 included amounts from a Federal Integrator, and an ISV customer representing, 49%, and 11% of total net account receivables, respectively.
5. Stock-based Compensation
The Company recognized approximately $100,000 and $67,000 of stock based compensation expense for the three month periods ended April 30, 2008 and 2007, respectively. For the six month periods ended April 30, 2008 and 2007, the Company recognized stock-based compensation expense of $164,000 and $193,000, respectively. Stock-based compensation expense for the three and six month periods ended April 30, 2007 increased the Company’s basic and diluted loss per share by $0.01 and $0.02, respectively. Stock based compensation expense for the three and six month period ended April 30, 2008 decreased the Company’s basic and dilutive earnings per share by $0.01. The estimated fair value of the Company’s stock-based awards is amortized on a straight-line basis over the awards’ original service period.

STEELCLOUD, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6. Equity
Warrants
On October 6, 2006, the Company issued warrants to purchase 250,000 shares of common stock in exchange for the engagement of a financial services firm which services were valued at $40,000. The warrants were issued at an exercise price of $0.54 and expire October 6, 2010. The total expense associated with the issuance of the warrants is $40,000 and is being recognized over the nine month period.
Restricted Stock
The Amended 2007 Stock Option and Restricted Stock Plan was approved at the 2007 annual shareholders meeting. In the third quarter of the fiscal year 2008, the Company will re-issue 80,000 shares of restricted stock which was rescinded on December 21, 2007, and will begin to recognize stock-based compensation expense associated with the stock award.
7. Debt
On March 6, 2008, the Company renewed its bank line of credit that allows the Company to borrow an amount to the lesser of its collateralized cash on hand or $3.5 million. The line of credit bears interest at the LIBOR Market Index rate plus 1.25%. The line of credit is secured by all assets of the Company and expires on March 31, 2009. There were no outstanding borrowings on the line of credit at October 31, 2007 and April 30, 2008.
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
9. Inventories
Inventories consisted of the following:

	October 31,	April 30,
	2007	2008
Raw materials	$758,154	$1,154,011
Work in process	290,603	194,741
Finished goods	129,638	248,203

	$1,178,395	$1,596,955

STEELCLOUD, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
10. Earnings per Share
Basic earnings per share is based on the weighted average number of shares of common stock outstanding during the period and is calculated by dividing the net earnings (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings per share is based on the weighted average number of shares of common stock outstanding plus common stock equivalents associated with stock options and warrants and is calculated by dividing net earnings by the weighted average number of shares of common stock outstanding used in the basic earnings per share calculation plus the common stock equivalent of stock options and warrants. The dilutive weighted average number of common stock outstanding excluded potential common stock from stock options and warrants of approximately 786,000 for the three month period ended April 30, 2007 and 381,000 and 563,000 for the six month periods ended April 30, 2008 and 2007, respectively. These shares were excluded from the earnings per share calculation due to their antidilutive effect resulting from the loss from operations.
11. Income Tax
On November 1, 2007, the Company adopted FIN 48. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues.
During the quarter ended April 30, 2008 the Company has increased its unrecognized tax benefit by $51,000 to $667,000 due to revisions in supporting documentation. Of this amount $511,000 may reverse in the next twelve months related to stock option deductions for which the company is updating its documentation and compliance. The Company has a valuation allowance against the full amount of its net deferred tax assets and therefore the adoption of FIN 48 has no impact on the Company’s retained earnings. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $0.
The Company conducts business in the U.S. and is subject to tax in that jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the respective federal and state tax authorities. For income tax returns filed by the Company, the Company is no longer subject to U.S. federal, or state tax examination by tax authorities for years before the tax year ended October 31, 2004, although significant net operation loss carryforward tax attributes that were generated prior to the tax year ended October 31, 2004 may still be adjusted upon examination by tax authorities if they either have been or will be utilized.
The Company’s accounting policy is to recognize interest and penalties related to income tax matters in general and administrative expense. The Company had $0 accrued for interest and penalties as of April 30, 2008.
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
OVERVIEW
Founded in 1987, we are a developer and leading manufacturer of compliance-based technology solutions for government and commercial markets. We design and manufacture specialized servers and appliances for federal integrators, software vendors and volume users. Our SteelWorks Mobile line of products provides compliance-based solutions for the wireless Blackberry Enterprise Server Market.
Evolution of the Company
During the past two years we have continuously evolved from a mix of hardware and reseller business to the development of hardware and appliance products that represent ever increasing intellectual content and advanced technology. The development of complex hardware solutions in direct support of the Department of Defense with increased capability for our soldiers, sailors and airmen and the more recent roll-out of the Steelworks Mobile Product Suite are examples of this strategy.
Federal Integrator and ISV Business
Our primary target markets are the government and private-sector companies. We believe that our specialized server products are best suited to the high volume needs of the federal government. We team with large federal integrators as our primary channel for delivering our specialized servers.
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
For our ISV customers, we serve as their “virtual hardware division.” We create a unique product for the ISV by integrating the ISV’s software onto a specialized appliance platform running Linux or one of Microsoft’s operating systems.
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
We supplement our existing public sector sales force by utilizing the services of manufacturer representatives. Manufacturer representatives serve as strategic vehicles for gaining access to key decision makers within major federal integrator organizations. These companies act as a commission-based field sales teams which market our products and services to nationally recognized federal contracting companies, which mainly target military COTS server applications.
We are adding our own products and services to our end user solutions line to increase sales revenue and gross profit margins. End user products and services are sold into the federal market space via our General Services Administration (“GSA”) Schedule, Indefinite Delivery/Indefinite Quantity (“ID/IQ”) agreements, and Blanket Purchase Agreement (“BPA”) contracts.
We believe that our enhanced focus on our chosen markets, coupled with cost reductions, will allow us to manage our costs of operations in relation to our revenues. We believe that existing cash and cash equivalents on hand as of April 30, 2008 will be sufficient to fund our operations through fiscal 2008.
SteelWorks Mobile Blackberry Enterprise Server
The SteelWorks Mobile Universal Blackberry Enterprise Server Appliance and SteelWorks FedMobile Blackberry Enterprise Server Appliance solution provide a single point hardware and software compliance based solution for the Blackberry users. This solution provides an exceptionally rapid and reliable solution with additional applications for disaster recovery and user data as well as additional specific applications focused on special requirements of the blackberry enterprise server.
IT Services
Our IT services are marketed directly to end users and target medium to enterprise-level organizations in the government and commercial markets across the United States, with an emphasis on the Washington, D.C. metropolitan area. Many of our IT services incorporate technologies from Microsoft Corporation (“Microsoft”). As a Microsoft Gold Certified Partner, we have demonstrated the highest level of competence with Microsoft products. Microsoft-sponsored customer surveys since 2005 have ranked us on criteria such as timeliness, technical competency, ability to solve problems, return on investment and customer support. All respondents ranked us in the highest category for customer satisfaction.

Research and Product Development
By investing in product development, we believe we will have more control over the functionality and marketing of our products. We also believe that the resulting intellectual property will increase the competitiveness of our offerings and improve product margins. For the three and six month periods ended April 30, 2008, we incurred research and product development costs of approximately $209,000 and $407,000, respectively. For the three and six month periods ended April 30, 2007, we incurred research and product development costs of approximately $152,000 and $295,000, respectively. We will continue to incur costs for product development in future periods.
Significant Customer Contract
For the three and six months ended April 30, 2008 we produced, shipped and recognized approximately $5.4 million and $7.6 million, respectively of revenue associated with a major federal integrator contract. The contract which was awarded during a prior quarter has a total contract value of approximately $7.9 million. We anticipate this contract to be completed by the three month period ending July 31, 2008.
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
Notices from Nasdaq
On March 13, 2008, we received notice, under Marketplace Rule 4310(c)(4)(the “Rule”), that our common stock was subject to potential delisting from the Nasdaq Capital Market because the bid price of our common stock closed below the minimum $1.00 per share requirement for 30 consecutive business days prior to March 13, 2008. On April 21, 2008, we regained compliance under Nasdaq Marketplace Rule 4310(c)(8)(D) as the closing bid price of our common stock exceeded $1.00 for ten consecutive business days.
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

Recently Issued Accounting Pronouncements
On November 1, 2007, we adopted FIN 48. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues.
For the quarter ended April 30, 2008 we have increased our unrecognized tax benefit by $51,000 to $667,000 due to revisions in supporting documentation. Of this amount $511,000 may reverse in the next twelve months related to stock option deductions for which we are updating our documentation and compliance. We have a valuation allowance against the full amount of our net deferred tax assets and therefore the adoption of FIN 48 has no impact on our retained earnings. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $0.
We conduct business in the U.S. and are subject to tax in that jurisdiction. As a result of our business activities, we file tax returns that are subject to examination by the respective federal and state tax authorities. For income tax returns filed by us, we are no longer subject to U.S. federal, or state tax examination by tax authorities for years before the tax year ended October 31, 2004, although significant net operationg loss carryforward tax attributes that were generated prior to the tax year ended October 31, 2004 may still be adjusted upon examination by tax authorities if they either have been or will be utilized.
Our accounting policy is to recognize interest and penalties related to income tax matters in general and administrative expense. We had $0 accrued for interest and penalties as April 30, 2008.
In September 2006, the FASB issued SFAS No. 157. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are in the process of evaluating the effect, if any, the adoption of SFAS No. 157 will have on our financial statements.
In February 2007, the FASB issued SFAS No. 159. SFAS No. 159 provides a choice to measure many financial instruments and certain other items at fair value and requires disclosures about the election of the fair value option. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Therefore, we are required to adopt SFAS No. 159 in the first quarter of 2009. We are in the process of evaluating the effect, if any, the adoption of SFAS No. 159 will have on our financial statements.

RESULTS OF OPERATIONS
For the three months ended April 30, 2008 compared to the three months ended April 30, 2007:
Net Revenue Discussion:
The following table summarizes our net revenue for the three months ended April 30, 2007 and 2008 in dollars and as a percentage of net revenues.

	Three Months Ended April 30,
	2007 (restated)		2008		Increase (decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage

Products	$4,395,910	90.88%	$7,827,740	93.36%	$3,431,830	78.07%
Services	440,933	9.12%	556,894	6.64%	115,961	26.30%

Total net revenues	$4,836,843	100.00%	$8,384,634	100.00%	$3,547,791	73.35%
The increase in product revenues is primarily attributable to the significant deliveries related to our major federal integrator contract. We recognized revenue of approximately $5.4 million related to this contract for the three month period ended April 30, 2008.
The increase in service revenues for the three month period ended April 30, 2008 as compared to the same period in fiscal 2007 is the result of expanding our service offerings throughout the local Washington D.C. technology market. We expect service revenue to continue to grow in the future.
Gross Profit Discussion:
The following table summarizes our gross profit for the three months ended April 30, 2007 and 2008 in dollars, as a percentage of gross profit and as a percentage of net revenues.

	Three Months Ended April 30,
	2007 (restated)		2008		Increase (decrease)
		% of Gross		% of Gross
	Dollars	Profit	Dollars	Profit	Dollars	Percentage

Products	$1,053,411	86.99%	$1,392,420	94.78%	$339,009	32.18%
Products — GP%	23.96%		17.79%

Services	157,490	13.01%	76,690	5.22%	(80,800)	(51.30)%
Services — GP%	35.72%		13.77%

Total gross profit	$1,210,901	100.00%	$1,469,110	100.00%	$258,209	21.32%
Total — GP%	25.03%		17.52%
The decrease in gross profit percentage for the three months ended April 30, 2008 as compared to the same period in fiscal 2007 is primarily due to lower margins associated with our major federal integrator contract. These contracts were awarded with a quick turnaround delivery period which significantly reduced our ability to improve the overall contract margins. We expect gross profit as a percentage of net revenues to continue to fluctuate from quarter to quarter as product lines expand, new products are brought to market, start up costs are incurred and new discounts, incentives and rebates become available.

The decrease in services gross profit for the three months ended April 30, 2008 as compared to the same period in fiscal 2007 is attributable to our incurring costs associated with new client contracts. We will incur lower initial margins as we expand into new markets and increase our service offerings. We anticipate gross profit for services to fluctuate in future quarters as we continue to realign and grow the services division.
Operating Expense Discussion:
The following table summarizes our operating expenses for the three months ended April 30, 2007 and 2008 in dollars and as a percentage of net revenues.

	Three Months Ended April 30,
	2007 (restated)		2008		Increase (decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage

Selling and marketing	$336,645	6.96%	$281,718	3.36%	$(54,927)	(16.32)%
Research and product development	151,770	3.14%	208,888	2.49%	57,118	37.63%
General and administrative	1,136,276	23.49%	973,440	11.61%	(162,836)	(14.33)%

Total operating expenses	$1,624,691	33.59%	$1,464,046	17.46%	$(160,645)	(9.89)%
The decrease in selling and marketing expenses is the result of aligning expenses to our current and future business models. For the three months ended April 30, 2008 compared to the three months ended April 30, 2007, marketing activities and expense associated with selling and marketing personnel decreased as a result of cost cutting efforts. We will continue to evaluate our costs relative to our revenues and gross margins.
The increase in research and product development expenses for the three months ended April 30, 2008 compared to the three months ended April 30, 2007 is the result of us continuing to make investments in research and product development to maintain and enhance current products. We believe that research and product development expenses will fluctuate from quarter to quarter as new products are being developed and introduced into the marketplace.
The decrease in general and administrative expenses for the three months ended April 30, 2008 compared to the three months ended April 30, 2007 is primarily attributable to cost cutting efforts. The cost reductions continue to include curtailing expenses related to non-revenue generating activities, terminating non-essential employees, and instituting across the board departmental expense reductions. Our cost reductions were offset by approximately $97,000 of fees incurred related to our implementing FIN 48 for the three months ended April 30, 2008 compared to the same period in fiscal year 2007. Although we continue to manage our costs relative to our revenues and gross margins, additional resources may be required in order to invest in our core federal integrator and ISV business.

Interest Income Discussion:
The following table summarizes our interest income for the three months ended April 30, 2007 and 2008 in dollars and as a percentage of net revenues.

	Three Months Ended April 30,
	2007 (restated)		2008		Increase (decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage

Interest income, net	$11,467	0.24%	$4,827	0.06%	($6,640)	(57.91)%
The decrease in net interest income for the three-month period ended April 30, 2008 is attributable to the recording of severance payments at net present value and lower interest income earned over the quarter ended April 30, 2008 compared to the same period in fiscal year 2007.
Net (Loss) Income Discussion:
The following table summarizes our net (loss) for the three months ended April 30, 2007 and 2008 in dollars and as a percentage of net revenues.

	Three Months Ended April 30,
	2007 (restated)		2008		Increase (decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage

Net (loss)/income	$(402,323)	(8.32)%	$9,891	0.12%	$412,214	102.46%
The increase in net income for the three months ended April 30, 2008 as compared to the same period in fiscal 2007 is a result of higher revenues and corresponding gross margin dollars and the effects of us continuing to manage our costs relative to our revenue during the three months ended April 30, 2008 compared to the same period in fiscal year 2007. We plan for revenue to grow while keeping expenses in alignment with our revenue and gross margins.
For the six months ended April 30, 2008 compared to the six months ended April 30, 2007:
Net Revenue Discussion:
The following table summarizes our net revenue for the six months ended April 30, 2007 and 2008 in dollars and as a percentage of net revenues.

	Six Months Ended April 30,
	2007 (restated)		2008		Increase (decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage

Products	$8,286,071	89.48%	$13,080,767	92.18%	$4,794,696	57.86%
Services	973,839	10.52%	1,110,339	7.82%	136,500	14.02%

Total net revenues	$9,259,910	100.00%	$14,191,106	100.00%	$4,931,196	53.25%

The increase in product revenues is primarily attributable to significant deliveries we made during the six month period ended April 30, 2008 related to our major federal integrator contract compared to the same period in fiscal year 2007.
The increase in service revenues for the six month period ended April 30, 2008 as compared to the same period in fiscal 2007 is the result of us commencing our expansion of our service offerings throughout the local Washington D.C. technology market. We expect service revenue to continue to grow in the future.
Gross Profit Discussion:
The following table summarizes our gross profit for the six months ended April 30, 2007 and 2008 in dollars, as a percentage of gross profit and as a percentage of net revenues.

	Six Months Ended April 30,
	2007 (restated)		2008		Increase (decrease)
		% of Gross		% of Gross
	Dollars	Profit	Dollars	Profit	Dollars	Percentage

Products	$1,627,339	83.60%	$2,029,644	91.45%	$402,305	24.72%
Products — GP%	19.64%		15.52%

Services	319,318	16.40%	189,826	8.55%	(129,492)	(40.55)%
Services — GP%	32.79%		17.10%

Total gross profit	$1,946,657	100.00%	$2,219,470	100.00%	$272,812	14.01%
Total — GP%	21.02%		15.64%
The decrease in gross profit percentage for the six months ended April 30, 2008 as compared to the same period in fiscal 2007 is primarily due to our recognizing revenue associated with a residual multi-year low margin reseller order during fiscal year 2008. This residual contract, in its final year, resulted in lower margins than prior years. Additionally, the decrease is due to lower margins associated with our major federal integrator contract. These contracts were awarded with a quick turnaround delivery period which significantly reduced our ability to improve the overall contract margins We expect gross profit as a percentage of net revenues to continue to fluctuate from quarter to quarter as product lines expand, new products are brought to market, start up costs are incurred and new discounts, incentives and rebates become available.
The decrease in services gross profit for the six months ended April 30, 2008 as compared to the same period in fiscal 2007 is attributable to our incurring costs associated with new client contracts. We will incur lower initial margins as we expand into new markets and increase our service offerings. We anticipate gross profit for services to fluctuate in future quarters as we continue to realign and grow the services division.

Operating Expense Discussion:
The following table summarizes our operating expenses for the six months ended April 30, 2007 and 2008 in dollars and as a percentage of net revenues.

	Six Months Ended April 30,
	2007 (restated)		2008		Increase (decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage

Selling and marketing	$754,754	8.15%	$601,962	4.24%	$(152,792)	(20.24)%
Research and product development	294,597	3.18%	407,113	2.87%	112,516	38.19%
General and administrative	2,296,679	24.80%	1,887,793	13.30%	(408,886)	(17.80)%

Total operating expenses	$3,346,030	36.13%	$2,896,868	20.41%	$(449,162)	13.42%
The decrease in selling and marketing expense is the result of aligning expenses to our current and future business models. For the six months ended April 30, 2008 compared to the six months ended April 30, 2007, marketing activities and expense associated with selling and marketing personnel decreased as a result of cost cutting efforts. We will continue to evaluate our costs relative to our revenues and gross margins.
The increase in research and product development for the six months ended April 30, 2008 compared to the six months ended April 30, 2007 is the result of our continuing to make investments in research and product development to maintain and enhance current products. We believe that research and product development expenses will fluctuate from quarter to quarter as new products are being developed and introduced into the marketplace.
The decrease in general and administrative expenses for the six months ended April 30, 2008 compared to the six months ended April 30, 2007 is primarily attributable to cost cutting efforts. The cost reductions continue to include curtailing expenses related to non-revenue generating activities, terminating non-essential employees, and instituting an across the board departmental expense reductions. The Company’s cost reductions were offset by approximately $135,000 of fees incurred related to the Company implementing FIN 48 for the six months ended April 30, 2008 compared to the same period in fiscal year 2007. Although we continue to manage our costs relative to our revenues and gross margins, additional resources may be required in order to invest in our core federal integrator and ISV business.
Interest Income Discussion:
The following table summarizes our interest income for the six months ended April 30, 2007 and 2008 in dollars and as a percentage of net revenues.

	Six Months Ended April 30,
	2007 (restated)		2008		Increase (decrease)
	% of Net			% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage

Interest income, net	$25,690	0.28%	$11,242	0.08%	$(14,448)	(56.24)%

The decrease in net interest income for the six month period ended April 30, 2008 is attributable to the recording of severance payments at net present value and lower interest income earned over the six month period ended April 30, 2008 compared to the same period in fiscal year 2007.
Net (Loss) Discussion:
The following table summarizes our net (loss) for the six months ended April 30, 2007 and 2008 in dollars and as a percentage of net revenues.

	Six Months Ended April 30,
	2007 (restated)		2008
		% of Net		% of Net	Increase (decrease)
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage

Net (loss)	$(1,373,683)	(14.83)%	$(666,156)	(4.69)%	$(707,527)	(51.51)%
The increase in net income for the six months ended April 30, 2008 as compared to the same period in fiscal 2007 is a result of higher revenues and corresponding gross margin dollars and the effects of us continuing to manage our costs relative to our revenue during the six months ended April 30, 2008 compared to the same period in fiscal year 2007. We plan to continue to keep expenses in alignment with our revenue and gross margins.
LIQUIDITY AND CAPITAL RESOURCES
As of April 30, 2008, we had working capital of $3.4 million. While we have incurred a loss in the six month period ended April 30, 2008, we believe cash on hand and cash equivalents will provide sufficient financial resources to finance operations during the upcoming 12 months.
For the six months ended April 30, 2008, we generated approximately $2.1 million in cash from operating activities. Our primary use of cash was to finance our operating loss. The increase in inventory of approximately $419,000 is the result of procurements for customer contracts during the quarter. A decrease in accounts receivable and an increase of accounts payable generated approximately $3.2 million of cash. This increase was due to more efficient collections of significant accounts receivable payments and extended payment terms with our current suppliers. The use and availability of our cash is affected by the timing, pricing, and magnitude of orders for our products, and the timing of cash outflows relating to these orders.
We generated approximately $2.1 million from our operating, investing and financing activities for the six months ended April 30, 2008.
On March 6, 2008, we renewed our bank line of credit that allows us to borrow an amount equal to the lesser of our collateralized cash on hand or $3.5 million. The line of credit bears interest at the LIBOR Market Index rate plus 1.25%. The line of credit is secured by all of our assets and expires on March 31, 2009. There were no outstanding borrowings on the line of credit at October 31, 2007 and April 30, 2008.
From time to time, we may pursue strategic acquisitions or mergers, which may require significant additional capital. In such event, we may seek additional financing of debt and/or equity. We make no assurance that any such financings will be consummated.

Contractual Obligations and Commercial Commitments:
We have significant contractual obligations as of April 30, 2008 and beyond for our operating leases and employment agreements. The total obligation for our office leases, expiring in August 2009 and August 2014, is approximately $44,000 a month. The total obligation for our employment agreements, expiring in August and October 2010, is approximately $40,000 a month and does not include applicable employment taxes and potential bonuses. Future rental and salary payments under operating lease and employment agreements are presented below. We do not have any purchase obligations, capital lease obligations or any material commitments for capital expenditures. We have not engaged in off-balance sheet financing, commodity contract trading or significant related party transactions.

Contractual Obligations	Payments Due by Period
	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Notes payable	$20,492	$8,775	$11,717	—	—
Operating leases	2,057,482	543,071	617,774	537,982	358,655
Employment agreements	1,144,167	475,000	669,167	—	—

Total	$3,222,141	$1,026,846	$1,298,658	$537,982	$358,655

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
In making this evaluation, the CEO and CFO considered, among other matters:
•	The material weakness in our internal control over financial reporting that existed as of October 31, 2007 and that, we believe, continued to exist as of April 30, 2008; and

•	Management’s conclusion, as reported in Item 9A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2007, that our internal control over financial reporting was not effective as of October 31, 2007; and the conclusion of our CEO and CFO, as reported in Item 9A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2007, that our disclosure controls and procedures as of October 31, 2007 were not effective.
Notwithstanding the material weakness in our internal control over financial reporting that existed as of April 30, 2008, management believes that (i) this Quarterly Report on Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this Report and (ii) the financial statements, and other financial information included in this Report, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the dates and periods presented in this Quarterly Report.
A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has concluded that our disclosure controls and procedures were ineffective as of April 30, 2008 as a result of the following material weakness:
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
Our management has implemented the following remedial measures to address the material weakness that existed at October 31, 2007 and, we believe, continued to exist as of April 30, 2008:
•	Developed and implemented policies and procedures to identify and properly allocate manufacturing cost to inventory costs of goods sold.

•	Established new key controls and strengthened existing controls surrounding the review and approval of our financial statements and disclosures. Specifically, we enhanced certain key controls around the analysis of new accounts and identification of significant variances in existing accounts.

•	Enhanced processes and controls within our financial statement close process, including the preparation and review of a financial statement disclosure and Generally Accepted Accounting Principles (“GAAP”) checklist for all of our SEC filings. This checklist will be reviewed on a quarterly basis by financial management and our Disclosure Committee specifically as it applies to the application of, and compliance with, GAAP.

•	Strengthened our review of all financial statement filings and supporting details, including (i) review of the financial statement disclosure and GAAP checklist discussed above and (ii) requiring financial management review and approval of all supporting documentation associated with the financial statements.
We anticipate that our testing and evaluation of the operating effectiveness and sustainability of these changes to our internal control over financial reporting will be completed by the end of the 2008 fiscal year. We plan to automate many processes and procedures associated with the review and determination of manufacturing costs and the associated allocation to inventory and cost of goods sold.
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
Other than the items previously disclosed we are not a party to any other material legal proceedings.
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

June 13, 2008	STEELCLOUD, INC.
	By:	/s/ Robert E. Frick.
		Name:	Robert E. Frick
		Title:	Chief Executive Officer and President

	By:	/s/ Kevin Murphy
		Name:	Kevin Murphy
		Title:	Chief Financial Officer