Form 10-Q
period 2008-07-31
STEELCLOUD INC
filed 2008-09-15
CIK 1058027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

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

Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)
Large Accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐ Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

As of September 1, 2008 there were 14,737,739 shares of the registrant’s common stock outstanding.

SteelCloud, Inc.
Form 10-Q Index
for the Quarterly period ended July 31, 2008

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Index to Financial Statements

Condensed Consolidated Balance Sheet	F–1

Unaudited Condensed Consolidated Statements of Operations	F–2

Unaudited Condensed Consolidated Statements of Cash Flows	F–3

Notes to Unaudited Condensed Consolidated Financial Statements	F–4

STEELCLOUD, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

	October 31,	July 31,
	2007	2008
		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,622,654	$1,806,932
Accounts receivable, net	2,625,372	1,111,274
Inventory, net	1,178,395	1,176,868
Deferred contract costs	83,753	31,536
Prepaid expenses and other current assets	255,924	193,152
Total current assets	6,766,098	4,319,762

Property and equipment, net	802,288	655,799
Equipment on lease, net	323,904	481,824
Other assets	44,053	9,615

Total assets	$7,936,343	$5,467,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,789,329	$988,011
Notes payable, current	12,842	7,450
Unearned revenue	98,255	46,049
Accrued expenses and other current liabilities	1,158,641	677,448
Total current liabilities	3,059,067	1,718,958

Long-term liabilities
Notes payable, long-term	15,442	9,822
Other, including severance obligations	154,520	133,680
Total long-term liabilities	169,962	143,502
Commitments and contingencies
Stockholders’ equity
Preferred stock, $.001 par value: 2,000,000 shares authorized, no shares issued and outstanding at October 31, 2007 and July 31, 2008	–	-
Common stock, $.001 par value: 50,000,000 shares authorized, 14,716,934 and 15,116,489 shares issued at October 31, 2007 and July 31, 2008, respectively	14,717	15,116
Additional paid in capital	50,234,099	50,738,768
Treasury stock, 400,000 shares at October 31, 2007 and July 31, 2008	(3,432,500)	(3,432,500)
Accumulated deficit	(42,109,002)	(43,716,844)
Total stockholders’ equity	4,707,314	3,604,540

Total liabilities and stockholders’ equity	$7,936,343	$5,467,000

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

F–1

STEELCLOUD, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended July 31,		Nine Months Ended July 31,
	2007 (restated)	2008	2007 (restated)	2008
Revenues
Products	$3,479,961	$1,715,476	$11,766,032	$14,796,243
Services	487,926	848,995	1,461,765	1,959,334
Total revenues	3,967,887	2,564,471	13,227,797	16,755,577

Cost of revenues
Products	2,635,358	1,300,098	9,294,090	12,351,221
Services	330,597	675,966	985,118	1,596,479
Total cost of revenues	2,965,955	1,976,064	10,279,208	13,947,700

Gross profit	1,001,932	588,407	2,948,589	2,807,877

Selling and marketing	393,269	325,794	1,148,023	927,756
Research and product development	183,144	166,748	477,741	573,861
General and administrative	1,091,372	1,031,726	3,388,051	2,919,519

(Loss) from operations	(665,853)	(935,861)	(2,065,226)	(1,613,259)

Interest (expense) income, net	(7,005)	(5,825)	18,685	5,417

(Loss) before income taxes	(672,858)	(941,686)	(2,046,541)	(1,607,842)

Provision for income taxes	-	-	-	-

Net (loss)	$(672,858)	$(941,686)	$(2,046,541)	$(1,607,842)

(Loss) per share (basic and diluted):
Basic and diluted (loss) per share	$(0.05)	$(0.06)	$(0.14)	$(0.11)

Weighted–average shares outstanding:
Basic and diluted	14,293,560	14,595,649	14,277,024	14,426,565

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

F–2

STEELCLOUD, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended July 31,
	2007 (restated)	2008
Operating activities
Net (loss)	$(2,046,541)	$(1,607,842)

Adjustments to reconcile net (loss) to net cash (used in) provided by operating activities:

Depreciation and amortization	439,144	370,931
Warrant-based expense	40,000	-
Stock-based compensation	275,543	273,771

Changes in operating assets and liabilities:
Accounts receivable	324,411	1,514,098
Inventory	(289,971)	1,527
Deferred contract costs	(41,977)	52,217
Prepaid expenses and other assets	(2,519,666)	97,210
Accounts payable	881,323	(801,318)
Unearned revenue	3,385,546	(59,285)
Accrued expenses and other liabilities	(304,280)	(494,954)
Net cash provided by (used in) operating activities	143,532	(653,645)

Investing activities
Purchase of property and equipment	(211,158)	(382,362)
Net cash (used in) investing activities	(211,158)	(382,362)

Financing activities
Proceeds from exercise of common stock options	12,587	231,297
Payments on notes payable	(11,471)	(11,012)
Net cash provided by financing activities	1,116	220,285

Net (decrease) in cash and cash equivalents	(66,510)	(815,722)

Cash and cash equivalents at beginning of period	3,655,163	2,622,654
Cash and cash equivalents at end of period	$3,588,653	$1,806,932

Supplemental cash flow information

Interest paid	$19,652	$17,514
Income taxes paid	$-	$-

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

F–3

STEELCLOUD, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Basis of Presentation

Founded in 1987, SteelCloud, Inc. (the “Company” or “SteelCloud”) is a developer and leading manufacturer of compliance-based technology solutions for government and commercial markets. The Company designs and manufactures specialized servers and appliances for federal integrators, software vendors and volume users. SteelCloud’s SteelWorks Mobile line of products provides compliance-based solutions for the wireless Blackberry Enterprise Server Market.

For commercial customers, the Company designs, manufactures and integrates low-maintenance servers (called “appliances” in this market) so its customers can make their software products easier to deploy and support, more competitive and open new markets by delivering their application software on fully-integrated, ready-to-use appliances.

In addition, the Company serves information technology end users directly, in both the public and private sectors, with products and services focused on information technology (“IT”) centric solutions. The Company’s IT centric solutions include its appliance servers, products from its strategic partners along with its consulting services.

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and, therefore omit or condense certain note disclosures and other information required by U.S. Generally Accepted Accounting Principles for complete financial statements. Except for the condensed consolidated balance sheet as of October 31, 2007, which is derived from audited financial statements, the consolidated financial statements for the three and nine month periods ended July 31, 2008 and 2007 are unaudited. In the opinion of the Company’s management, all adjustments which are necessary to present fairly the financial position as of July 31, 2008 and 2007 and the results of operations and cash flows for the periods then ended have been included. All such adjustments are of a normal and recurring nature. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which includes consolidated financial statements and notes thereto for the years ended October 31, 2007 and 2006.

Management believes that existing cash and cash equivalents on hand as of July 31, 2008 will be sufficient to fund its operations for the upcoming twelve months.

F–4

STEELCLOUD, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Restatement of Previously Issued Financial Statements

After undertaking the review of its financial information for the fiscal year ended October 31, 2007, the Company determined that certain historic direct and indirect manufacturing costs had been incorrectly classified in its consolidated statements of operations and that certain of these costs had not been properly allocated to inventory. The Company corrected these errors through a restatement of its previously issued financial statements for (i) the fiscal year ended October 31, 2005, (ii) the fiscal year ended October 31, 2006, (iii) the unaudited quarterly financial data for each of the quarters in-between the fiscal years ended October 31, 2005 and October 31, 2006, and (iv) the unaudited quarterly financial data for each of the quarters in the nine months ended July 31, 2007.

The restatement reclassified direct and indirect manufacturing costs from operating expenses (general & administrative costs) to cost of goods sold and increases in inventory. As such, cost of goods sold increased, gross profit decreased and operating expenses (general & administrative costs) decreased for the periods indicated above. In addition, net income (loss) was restated for the periods indicated above as a result of the appropriate allocation of certain direct and indirect costs to inventory.

The restatement adjustments reflected in the following table corrects the misallocations described above for the three months ended July 31, 2007:

	Three Months Ended July 31, 2007
	As Previously Reported	Restatement Adjustments	Restated
Revenue	$3,967,887	$–	$3,967,887
Gross profit	1,211,280	(209,348)	1,001,932
Net (loss) income available to common shareholders	(675,012)	2,154	(672,858)

Per Share Data
Net (loss) earnings per share, basic and diluted	$(0.05)	$(0.00)	$(0.05)

The restatement adjustments reflected in the following table corrects the misallocations described above for the nine months ended July 31, 2007:

	Nine Months Ended July 31, 2007
	As Previously Reported	Restatement Adjustments	Restated
Revenue	$13,227,797	$–	$13,227,797
Gross profit	3,515,164	(566,575)	2,948,589
Net (loss) income available to common shareholders	(2,104,166)	57,625	(2,046,541)

Per Share Data
Net (loss) earnings per share, basic and diluted	$(0.15)	$0.01	$(0.14)

F–5

STEELCLOUD, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Recently Issued Accounting Pronouncements

On November 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. The Company’s adoption of FIN 48 is more fully described in Note 11 “Income Tax”.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in U.S. Generally Accepted Accounting Principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the effect, if any, the adoption of SFAS No. 157 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides a choice to measure many financial instruments and certain other items at fair value and requires disclosures about the election of the fair value option. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Therefore, the Company is required to adopt SFAS No. 159 in the first quarter of 2009. The Company is in the process of evaluating the effect, if any; the adoption of SFAS No. 159 will have on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R, which replaces SFAS No. 141, requires that the acquisition method of accounting (which SFAS No. 141 called the “purchase method”) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R also establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R also requires that acquisition-related costs be recognized separately from the business combination. SFAS No. 141R will apply prospectively to business combinations for which the acquisition date is after fiscal years beginning on or after December 15, 2008. The Company has not yet determined the impact that the implementation of SFAS No. 141R will have on its results of operations or financial condition.

F–6

STEELCLOUD, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Significant Customers

For the three month period ended July 31, 2008, the Company’s significant customers were an Independent Software Vendor (“ISV”) Customer and two Federal Government Customers representing 23%, 15% and 11% of the Company’s revenue, respectively. For the nine month period ended July 31, 2008, the Company’s significant customers were a Federal Integrator and an ISV Customer representing 57% and 11% of the Company’s revenue, respectively. The significant accounts receivable balances as of July 31, 2008 included amounts from a Federal Integrator, an ISV Customer, and two Federal Government Customers representing, 14%, 27%, 11%, and 18% of total net account receivables, respectively.

5.  Stock-based Compensation

The Company recognized approximately $110,000 and $61,000 of stock based compensation expense for the three month periods ended July 31, 2008 and 2007, respectively. For the nine month periods ended July 31, 2008 and 2007, the Company recognized stock-based compensation expense of approximately $274,000 and $254,000, respectively. Stock-based compensation expense for the three and nine month periods ended July 31, 2007 increased the Company’s basic and diluted loss per share by $0.01 and $0.02, respectively. Stock based compensation expense for the three and nine month period ended July 31, 2008 increased the Company’s basic and dilutive loss per share by $0.00 and $0.02, respectively. The estimated fair value of the Company’s stock-based awards is amortized on a straight-line basis over the awards’ original service period.

On March 7, 2007, the Company issued 21,504 shares of its common stock to members of its Board of Directors. The shares were valued at $0.99. The total expense associated with this stock issuance was approximately $21,000.

6.  Equity

Warrants
On October 6, 2006, the Company issued warrants to purchase 250,000 shares of common stock in exchange for the engagement of a financial services firm which services were valued at $40,000. The warrants were issued at an exercise price of $0.54 and expire October 6, 2010. The total expense associated with the issuance of the warrants was $40,000 and was recognized over the nine month period ended July 31, 2007.

Restricted Stock
The Amended 2007 Stock Option and Restricted Stock Plan was approved at the 2007 annual shareholders meeting. During the fourth quarter of the fiscal year 2008, the Company will re-issue 80,000 shares of restricted stock which was rescinded on December 21, 2007, and will begin to recognize stock-based compensation expense associated with the stock award.

F–7

STEELCLOUD, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Debt

On March 6, 2008, the Company renewed its bank line of credit that allows the Company to borrow an amount to the lesser of its collateralized cash on hand or $3.5 million. The line of credit bears interest at the LIBOR Market Index rate plus 1.25%. The line of credit is secured by all assets of the Company and expires on March 31, 2009. There were no outstanding borrowings on the line of credit at October 31, 2007 and July 31, 2008.

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

9. Inventories

Inventories consisted of the following:

	October 31,	July 31,
	2007	2008
Raw materials	$758,154	$740,239
Work in process	290,603	257,987
Finished goods	129,638	178,642
	$1,178,395	$1,176,868

10. Earnings per Share

Basic earnings per share is based on the weighted average number of shares of common stock outstanding during the period and is calculated by dividing the net earnings (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings per share is based on the weighted average number of shares of common stock outstanding plus common stock equivalents associated with stock options and warrants and is calculated by dividing net earnings by the weighted average number of shares of common stock outstanding used in the basic earnings per share calculation plus the common stock equivalent of stock options and warrants. The dilutive weighted average number of common stock outstanding excluded potential common stock from stock options and warrants of approximately 340,000 and 841,000 for the three month period ended July 31, 2008 and 2007, respectively, and 404,000 and 646,000 for the nine month periods ended July 31, 2008 and 2007, respectively. These shares were excluded from the earnings per share calculation due to their antidilutive effect resulting from the loss from operations.

F–8

STEELCLOUD, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. Income Tax

On November 1, 2007, the Company adopted FIN 48. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues.

During the quarter ended July 31, 2008 the Company had a net decrease in its unrecognized tax benefit of $608,000. The Company’s unrecognized tax benefit at July 31, 2008 is $59,000. The Company reduced its unrecognized tax benefit $655,000 by adjusting its NOL carryforwards and making an automatic change in accounting method. Both of these adjustments were made with the filing of the Company’s 2007 income tax return. The Company added $47,000 of unrecognized tax benefit associated with tax deductions for stock option and warrant exercises in excess of corresponding book charges per Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”. The Company has a valuation allowance against the full amount of its net deferred tax assets and therefore the adoption of FIN 48 had no impact on the Company’s retained earnings. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $0.

The Company conducts business in the U.S. and is subject to U.S. taxes. As a result of its business activities, the Company files tax returns that are subject to examination by the respective federal and state tax authorities. For income tax returns filed by the Company, the Company is no longer subject to U.S. federal, or state tax examination by tax authorities for years before the tax year ended October 31, 2004, although significant net operation loss carryforward tax attributes that were generated prior to the tax year ended October 31, 2004 may still be adjusted upon examination by tax authorities if they either have been or will be utilized.

The Company’s accounting policy is to recognize interest and penalties related to income tax matters in general and administrative expense. The Company has $0 accrued for interest and penalties as of July 31, 2008.

12. Commitments and contingencies

The Company has accrued approximately $58,000 pertaining to non-income taxes and related interest and penalties that would have resulted from the failure to file the associated returns. The Company intends to file the necessary returns to resolve the contingency.

13. Reclassification

Certain prior period amounts have been reclassified to conform to current period presentation.

14. Subsequent Events

The Company has signed a non-binding letter with a third-party financing source. The terms of such financing have not been finalized and may never be concluded.

F–9

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

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Item 1 in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended October 31, 2007, filed by us with the Securities and Exchange Commission.

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

Evolution of the Company

During the past two years we have continuously evolved from a mix of hardware and reseller business to the development of hardware and appliance products that represent ever increasing intellectual content and advanced technology. The development of information assurance compliance based solutions associated with our SteelWorks Mobile products and our complex hardware solutions in direct support of the Department of Defense are examples of this strategy.

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

We believe that our enhanced focus on our chosen markets, coupled with cost reductions, will allow us to manage our costs of operations in relation to our revenues. We believe that existing cash and cash equivalents on hand as of July 31, 2008 will be sufficient to fund our operations during the upcoming twelve months.

SteelWorks Mobile Blackberry Enterprise Server

SteelWorks Mobile and SteelWorks FedMobile are solutions that combine hardware, the BlackBerry Enterprise Server software, a customized installation tool and user auditing software in a plug and play appliance that assists customers with rapid installation. SteelWorks Mobile and SteelWorks FedMobile enable full installation in less than 30 minutes and support Microsoft® Exchange, IBM® Lotus® Domino® and Novell® GroupWise® environments.

SteelWorks FedMobile is compliant with the guidelines of the DISA (Defense Information Systems Agency) STIG (Security Technical Implementation Guide, v. 5, rel. 2) Wireless policy. This Guide (STIG) addresses the design, implementation and management of wireless devices and networks that are used to provide email to mobile workers in the Department of Defense.

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

Research and Product Development

By investing in product development, we believe we will have more control over the functionality and marketing of our products. We also believe that the resulting intellectual property will increase the competitiveness of our offerings and improve product margins. For the three and nine month periods ended July 31, 2008, we incurred research and product development costs of approximately $167,000 and $574,000, respectively. For the three and nine month periods ended July 31, 2007, we incurred research and product development costs of approximately $183,000 and $478,000, respectively. We will continue to incur costs for product development in future periods.

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

During the quarter ended July 31, 2008 we had a net decrease in our unrecognized tax benefit of $608,000. Our unrecognized tax benefit at July 31, 2008 is $59,000. We reduced our unrecognized tax benefit $655,000 by adjusting our NOL carryforwards and making an automatic change in accounting method. Both of these adjustments were made with the filing of our 2007 income tax return. We added $47,000 of unrecognized tax benefit associated with tax deductions for stock option and warrant exercises in excess of corresponding book charges per Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”. We have a valuation allowance against the full amount of our net deferred tax assets and therefore the adoption of FIN 48 had no impact on our retained earnings. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $0.

We conduct business in the U.S. and are subject to U.S. taxes. As a result of our business activities, we file tax returns that are subject to examination by the respective federal and state tax authorities. For income tax returns filed by us, we are no longer subject to U.S. federal, or state tax examination by tax authorities for years before the tax year ended October 31, 2004, although significant net operating loss carryforward tax attributes that were generated prior to the tax year ended October 31, 2004 may still be adjusted upon examination by tax authorities if they either have been or will be utilized.

Our accounting policy is to recognize interest and penalties related to income tax matters in general and administrative expense. We have $0 accrued for interest and penalties as of July 31, 2008.

In September 2006, the FASB issued SFAS No. 157. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in U.S. Generally Accepted Accounting Principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are in the process of evaluating the effect, if any, the adoption of SFAS No. 157 will have on our financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R). SFAS No. 141R, which replaces SFAS No. 141, requires that the acquisition method of accounting (which SFAS No. 141 called the “purchase method”) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R also establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R also requires that acquisition-related costs be recognized separately from the business combination. SFAS No. 141R will apply prospectively to business combinations for which the acquisition date is after fiscal years beginning on or after December 15, 2008. We have not yet determined the impact that the implementation of SFAS No. 141R will have on our financial statements.

RESULTS OF OPERATIONS

For the three months ended July 31, 2008 compared to the three months ended July 31, 2007:

Net Revenue Discussion:

The following table summarizes our net revenue for the three months ended July 31, 2007 and 2008 in dollars and as a percentage of net revenues.

	Three Months Ended July 31,
	2007 (restated)		2008		Increase (decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage

Products	$3,479,961	87.70%	$1,715,476	66.89%	$(1,764,485)	(50.70)%
Services	487,926	12.30%	848,995	33.11%	361,069	74.00%
Total net revenues	$3,967,887	100.00%	$2,564,471	100.00%	$(1,403,416)	(35.37)%

The decrease in product revenues for the three month period ended July 31, 2008 as compared to the three month period ended July 31, 2007 is primarily attributable to a decrease in our integrator business as a result of certain program delays. We plan for revenue to grow as we continue to focus our resources on our chosen markets and our end user solution line of products.

Services revenue increased 74% for the three month period ended July 31, 2008 as compared to the same period in fiscal 2007. This increase is the result of expanding our service offerings throughout the local Washington D.C. technology market. We expect service revenue to continue to grow in the future.

Gross Profit Discussion:

The following table summarizes our gross profit for the three months ended July 31, 2007 and 2008 in dollars, as a percentage of gross profit and as a percentage of net revenues.

	Three Months Ended July 31,
	2007 (restated)		2008		Increase (decrease)
		% of Gross		% of Gross
	Dollars	Profit	Dollars	Profit	Dollars	Percentage

Products	$844,603	84.30%	$415,378	70.59%	$(429,225)	(50.82)%
Products - GP%	24.27%		24.21%

Services	157,329	15.70%	173,029	29.41%	15,700	9.98%
Services – GP%	32.24%		20.38%

Total gross profit	$1,001,932	100.00%	$588,407	100.00%	$(413,525)	(41.27)%
Total – GP%	25.25%		22.94%

Product gross profit percentage remained relatively the same during the three month period ended July 31, 2008 when compared to the same period in fiscal 2007. We expect gross profit as a percentage of net revenues to continue to fluctuate from quarter to quarter as product lines expand, new products are brought to market, start up costs are incurred and new discounts, incentives and rebates become available.

The decrease in services gross profit percentage for the three months ended July 31, 2008 as compared to the same period in fiscal 2007 is attributable to our incurring costs associated with obtaining new clients. We have been successful in expanding our customer base for the three month period ended July 31, 2008 as compared to the same period in fiscal 2007 which contributed to an increase in services revenue. We will continue to incur lower initial margins as we expand into new markets and increase our service offerings. We anticipate gross profit for services to fluctuate in future quarters as we continue to realign and grow the services division.

Operating Expense Discussion:

The following table summarizes our operating expenses for the three months ended July 31, 2007 and 2008 in dollars and as a percentage of net revenues.

	Three Months Ended July 31,
	2007 (restated)		2008		Increase (decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage

Selling and marketing	$393,269	9.91%	$325,794	12.70%	$(67,475)	(17.16)%
Research and product development	183,144	4.62%	166,748	6.50%	(16,396)	(8.95)%
General and administrative	1,091,372	27.51%	1,031,726	40.23%	(59,646)	(5.47)%
Total operating expenses	$1,667,785	42.03%	$1,524,268	59.44%	$(143,517)	(8.61)%

The decrease in selling and marketing expenses is the result of aligning expenses to our current and future business models in the beginning of the fiscal year. For the three months ended July 31, 2008 compared to the three months ended July 31, 2007, marketing activities and expense associated with selling and marketing personnel decreased as a result of cost cutting efforts. We will continue to evaluate our costs relative to our revenues and gross margins.

The decrease in research and product development expenses for the three months ended July 31, 2008 compared to the three months ended July 31, 2007 is the result of certain product launches and associated expenses which fluctuate from quarter to quarter. We continue to make investments in research and product development to maintain and enhance current products. We believe that research and product development expenses will fluctuate from quarter to quarter as new products are being developed and introduced into the marketplace.

The decrease in general and administrative expenses for the three months ended July 31, 2008 compared to the three months ended July 31, 2007 is primarily attributable to cost cutting efforts. The cost reductions continue to include curtailing expenses related to non-revenue generating activities, terminating non-essential employees, and instituting across the board departmental expense reductions. Our cost reductions were offset by approximately $61,000 of fees incurred related to us implementing FIN 48 for the three months ended July 31, 2008 compared to the same period in fiscal year 2007. Although we continue to manage our costs relative to our revenues and gross margins, additional resources may be required in order to invest in our federal integrator, ISV, and SteelWorks Mobile business.

Interest Income Discussion:

The following table summarizes our interest income for the three months ended July 31, 2007 and 2008 in dollars and as a percentage of net revenues.

	Three Months Ended July 31,
	2007 (restated)		2008		Increase (decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage

Interest (expense), net	$(7,005)	(0.18)%	$(5,825)	(0.23)%	$(1,180)	(16.85)%

The decrease in net interest expense for the three month period ended July 31, 2008 is attributable to less interest expense associated with severance payments at net present value compared to the same period in fiscal year 2007.

Net (Loss) Discussion:

The following table summarizes our net (loss) for the three months ended July 31, 2007 and 2008 in dollars and as a percentage of net revenues.

	Three Months Ended July 31,
	2007 (restated)		2008		Increase (decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage

Net (loss)	$(672,858)	(16.96)%	$(941,686)	(36.72)%	268,828	39.95%

The increase in net loss for the three months ended July 31, 2008 as compared to the same period in fiscal 2007 is a result of lower revenues and corresponding gross margin dollars. We plan for revenue to grow while keeping expenses in alignment with our revenue and gross margins.

For the nine months ended July 31, 2008 compared to the nine months ended July 31, 2007:

Net Revenue Discussion:

The following table summarizes our net revenue for the nine months ended July 31, 2007 and 2008 in dollars and as a percentage of net revenues.

	Nine Months Ended July 31,
	2007 (restated)		2008		Increase (decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage

Products	$11,766,032	88.95%	$14,796,243	88.31%	$3,030,211	25.75%
Services	1,461,765	11.05%	1,959,334	11.69%	497,569	34.04%
Total net revenues	$13,227,797	100.00%	$16,755,577	100.00%	$3,527,780	26.67%

The increase in product revenues is primarily attributable to significant deliveries we made during the nine month period ended July 31, 2008 specifically related to our major federal integrator contract delivered in Q2 compared to the same period in fiscal year 2007.

Service revenue increased approximately 34% for the nine month period ended July 31, 2008 as compared to the same period in fiscal 2007. The increase is the result of the expansion of our service offerings throughout the local Washington D.C. technology market. We expect service revenue to continue to grow in the future.

Gross Profit Discussion:

The following table summarizes our gross profit for the nine months ended July 31, 2007 and 2008 in dollars, as a percentage of gross profit and as a percentage of net revenues.

	Nine Months Ended July 31,
	2007 (restated)		2008		Increase (decrease)
		% of Gross		% of Gross
	Dollars	Profit	Dollars	Profit	Dollars	Percentage

Products	$2,471,942	83.83%	$2,445,022	87.08%	$(26,920)	(1.09)%
Products – GP%	21.01%		16.52%

Services	$476,647	16.17%	362,855	12.92%	(113,792)	(23.87)%
Services – GP%	32.61%		18.52%

Total gross profit	$2,948,589	100.00%	$2,807,877	100.00%	$(140,712)	(4.77)%
Total – GP%	22.29%		16.76%

The decrease in product gross profit percentage for the nine months ended July 31, 2008 as compared to the same period in fiscal 2007 is primarily due to our recognizing revenue associated with a residual multi-year low margin reseller order during fiscal year 2008. This residual contract, in its final year, resulted in lower margins than prior years. Additionally, the decrease is due to lower margins associated with our major federal integrator contract. These contracts were awarded with a quick turnaround delivery period which significantly reduced our ability to improve the overall contract margins over the life of the contract. We expect gross profit as a percentage of net revenues to continue to fluctuate from quarter to quarter as product lines expand, new products are brought to market, start up costs are incurred and new discounts, incentives and rebates become available.

The decrease in services gross profit percentage for the nine months ended July 31, 2008 as compared to the same period in fiscal 2007 is attributable to our incurring costs associated with new client contracts. We will incur lower initial margins as we expand into new markets and increase our service offerings. We anticipate gross profit for services to fluctuate in future quarters as we continue to realign and grow the services division.

Operating Expense Discussion:

The following table summarizes our operating expenses for the nine months ended July 31, 2007 and 2008 in dollars and as a percentage of net revenues.

	Nine Months Ended July 31,
	2007 (restated)		2008		Increase (decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage

Selling and marketing	$1,148,023	8.68%	$927,756	5.54%	$(220,267)	(19.19)%
Research and product development	477,741	3.61%	573,861	3.42%	96,120	20.12%
General and administrative	3,388,051	25.61%	2,919,519	17.42%	(468,532)	(13.83)%
Total operating expenses	$5,013,815	37.90%	$4,421,136	26.39%	$(592,679)	(11.82)%

The decrease in selling and marketing expense is the result of aligning expenses to our current and future business models. For the nine months ended July 31, 2008 compared to the nine months ended July 31, 2007, marketing activities and expense associated with selling and marketing personnel decreased as a result of cost cutting efforts. We will continue to evaluate our costs relative to our revenues and gross margins.

The increase in research and product development for the nine months ended July 31, 2008 compared to the nine months ended July 31, 2007 is the result of our continuing to make investments in research and product development to maintain and enhance current products. We believe that research and product development expenses will fluctuate from quarter to quarter as new products are being developed and introduced into the marketplace.

The decrease in general and administrative expenses for the nine months ended July 31, 2008 compared to the nine months ended July 31, 2007 is primarily attributable to cost cutting efforts. The cost reductions continue to include curtailing expenses related to non-revenue generating activities, terminating non-essential employees, and instituting an across the board departmental expense reductions. Our cost reductions were offset by approximately $195,000 of fees incurred related to us implementing FIN 48 for the nine months ended July 31, 2008 compared to the same period in fiscal year 2007. Although we continue to manage our costs relative to our revenues and gross margins, additional resources may be required in order to invest in our core federal integrator and ISV business.

Interest Income Discussion:

The following table summarizes our interest income for the nine months ended July 31, 2007 and 2008 in dollars and as a percentage of net revenues.

	Nine Months Ended July 31,
	2007 (restated)		2008		Increase (decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage

Interest income, net	$18,685	0.14%	$5,417	0.03%	$(13,268)	(71.01)%

The decrease in net interest income for the nine month period ended July 31, 2008 is attributable to lower interest income earned due to lower cash balances over the nine month period ended July 31, 2008 compared to the same period in fiscal year 2007.

Net (Loss) Discussion:

The following table summarizes our net (loss) for the nine months ended July 31, 2007 and 2008 in dollars and as a percentage of net revenues.

	Nine Months Ended July 31,
	2007 (restated)		2008		Increase (decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage

Net (loss)	$(2,046,541)	(15.47)%	$(1,607,842)	(9.60)%	$(438,699)	(21.44)%

The decrease in net loss for the nine months ended July 31, 2008 as compared to the same period in fiscal year 2007 is a result of higher revenues and corresponding gross margin dollars and the effects of us continuing to manage our costs relative to our revenue during the nine months ended July 31, 2008 compared to the same period in fiscal year 2007. We plan to continue to keep expenses in alignment with our revenue and gross margins.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2008, we had working capital of approximately $2.6 million. While we have incurred a loss in the nine month period ended July 31, 2008, we believe cash on hand and cash equivalents will provide sufficient financial resources to finance operations during the upcoming 12 months.

For the nine months ended July 31, 2008, we used approximately $654,000 in cash from operating activities. Our primary use of cash was to finance our operating loss and reduce our accounts payable balance by $801,000. A decrease in accounts receivable generated approximately $1.5 million of cash. This decrease was due to more efficient collections of significant accounts receivable payments. The use and availability of our cash is affected by the timing, pricing, and magnitude of orders for our products, and the timing of cash outflows relating to these orders.

For the nine months ended July 31, 2008, we invested approximately $382,000 in property and equipment. These expenditures primarily consisted of purchases of equipment leased to customers.

For the nine months ended July 31, 2008, we generated approximately $220,000 from financing activities primarily as a result of the exercise of employee stock options.

On March 6, 2008, we renewed our bank line of credit that allows us to borrow an amount equal to the lesser of our collateralized cash on hand or $3.5 million. The line of credit bears interest at the LIBOR Market Index rate plus 1.25%. The line of credit is secured by all of our assets and expires on March 31, 2009. There were no outstanding borrowings on the line of credit at October 31, 2007 and July 31, 2008.

From time to time, we may pursue strategic acquisitions or mergers, which may require significant additional capital. In such event, we may seek additional financing of debt and/or equity. We make no assurance that any such financings will be consummated.

Contractual Obligations and Commercial Commitments:

We have significant contractual obligations as of July 31, 2008 and beyond for our operating leases and employment agreements. The total obligation for our office leases, expiring in August 2009 and August 2014, is approximately $44,000 a month. The total obligation for our employment agreements, expiring in August and October 2010, is approximately $40,000 a month and does not include applicable employment taxes and potential bonuses. Future rental and salary payments under our operating lease and employment agreements are presented below. We do not have any purchase obligations, capital lease obligations or any material commitments for capital expenditures. We have not engaged in off-balance sheet financing, commodity contract trading or significant related party transactions.

Contractual Obligations	Payments Due by Period
	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Notes payable	$17,272	$7,450	$9,822	-	-
Operating leases	1,921,714	543,071	549,254	537,982	291,407
Employment agreements	1,262,917	475,000	787,917	-	-
Total	$3,201,903	$1,025,521	$1,346,993	$537,982	$291,407

We believe that these commitments will be satisfied with cash on hand and future operating cash flows.

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

In making this evaluation, the CEO and CFO considered, among other matters:

•	The material weakness in our internal control over financial reporting that existed as of October 31, 2007 and that, we believe, continued to exist as of July 31, 2008; and

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

Notwithstanding the material weakness in our internal control over financial reporting that existed as of July 31, 2008, management believes that (i) this Quarterly Report on Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this Report and (ii) the financial statements, and other financial information included in this Report, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the dates and periods presented in this Quarterly Report.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has concluded that our disclosure controls and procedures were ineffective as of July 31, 2008 as a result of the following material weakness:

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

Our management has implemented the following remedial measures to address the material weakness that existed at October 31, 2007 and, we believe, continued to exist as of July 31, 2008:

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

•
Enhanced processes and controls within our financial statement close process, including the preparation and review of a financial statement disclosure and U.S. Generally Accepted Accounting Principles (“GAAP”) checklist for all of our SEC filings. This checklist will be reviewed on a quarterly basis by financial management and our Disclosure Committee specifically as it applies to the application of, and compliance with, GAAP.

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

We are not otherwise a party to any other material legal proceedings.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 7, 2008, we held our 2007 Annual Meeting of Shareholders. At the Annual Meeting, our shareholders were asked to vote upon: (i) the election of Directors; (ii) the approval of our Amended 2007 Stock Option and Restricted Stock Plan and; (iii) the approval of Grant Thornton, as our independent accounting firm as the Company’s independent certified public accountants for the ensuing year.

The following persons were elected as Directors to serve on our Board of Directors until the 2008 Annual Meeting of Shareholders by the votes noted next to such persons name:

	FOR	WITHHELD
Rear Admiral Robert E. Frick	11,685,312	1,466,821
James Bruno	12,892,212	259,921
VADM E.A. Burkhalter	12,618,071	534,062
Jay Kaplowitz	11,545,036	1,607,097
Benjamin Krieger	12,661,609	490,524
Ashok Kaveeshwar	12,922,592	229,541

Rear Admiral Robert E. Frick, James Bruno, VADM E.A. Burkhalter, Jr., Jay Kaplowitz, Benjamin Krieger, and Ashok Kaveeshwar were each elected as Directors and shall serve until their respective successors have been duly elected and qualified.

Our Amended 2007 Stock Option and Restricted Stock Plan was approved by the following vote:

FOR	AGAINST	ABSTAIN
3,708,305	1,749,721	15,495

Grant Thornton LLP was approved to act as our independent certified public accountants for the ensuing year by the following vote:

FOR	AGAINST	ABSTAIN
12,949,661	177,749	24,723

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit 11.1	Statement of computation of earnings per share.

Exhibit 31.1	Certification of Chief Executive Officer and President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

September 15, 2008	STEELCLOUD, INC.

	By:	/s/ Robert E. Frick.
Name: Robert E. Frick
Title: Chief Executive Officer and President

	By:	/s/ Kevin Murphy
Name: Kevin Murphy
Title: Chief Financial Officer