Form 10-K
period 2008-10-31
STEELCLOUD INC
filed 2009-01-29
CIK 1058027

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2008

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
   Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No☒

   Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No☒

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  ☒  No ☐

   Indicate by check mark if there is disclosure of delinquent filers in response to Item 405 of Regulation S-K contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

   Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

   Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes  ☐  No ☒

   The aggregate market value of the voting stock held by non-affiliates of the issuer as of April 30, 2008 was $16,076,001.

   The number of shares outstanding of the registrant's Common Stock on January 27, 2009 was 14,738,376.

Documents incorporated by reference:

Portions of the Definitive Proxy Statement to be filed pursuant to Regulation 14A for SteelCloud, Inc.’s annual meeting for 2008 are incorporated by reference into Part III of this Form 10-K.

STEELCLOUD, INC
2008 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

		Page Number
	PART I

Item 1.	Business	1
Item 1A.	Risk Factors	6
Item 1B.	Unresolved Staff Comments	6
Item 2.	Properties	6
Item 3.	Legal Proceedings	6
Item 4.	Submission of Matters to a Vote of Security Holders	6

	PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	7
Item 6.	Selected Financial Data	8
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 8.	Financial Statements and Supplementary Data	17
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	17
Item 9A(T).	Controls and Procedures	18
Item 9B.	Other Information	19

	PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accounting Fees and Services

	(Item 10 – Item 14 information is incorporated by reference from portions of the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A)

Item 15.	Exhibits, Financial Statement Schedules	20

	Signatures	23

ii

FORWARD-LOOKING STATEMENTS

This Annual Report on form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21e of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995 and SteelCloud, Inc.  intends that such forward-looking statements be subject to the safe harbors created thereby.  The forward-looking statements relate to future events or the future financial performance of SteelCloud, Inc. including, but not limited to, statements contained in: Item 1. “Business” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Readers are cautioned that such statements, which may be identified by words including ‘‘anticipates,’’ ‘‘believes,’’ ‘‘intends,’’ ‘‘estimates,’’ ‘‘expects,’’ and similar expressions, are only predictions or estimations and are subject to known and unknown risks and uncertainties.  In evaluating such statements, readers should consider the various factors identified in this Annual Report on Form 10-K which could cause actual events, performance or results to differ materially from those indicated by such statements.  In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by SteelCloud, Inc.or any other person that its objectives or plans will be achieved.  SteelCloud, Inc. does not undertake and specifically declines any obligation to update any forward-looking statements or to publicly announce the results of any revisions to any statements to reflect new information or future events or developments.

iii

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

We were originally incorporated as Dunn Computer Operating Company on July 27, 1987 under the laws of the Commonwealth of Virginia.  On February 26, 1998, Dunn Computer Corporation ("Dunn") was formed and incorporated in the Commonwealth of Virginia to become a holding company for several entities including Dunn Computer Operating Company.  Our subsidiary is International Data Products ("IDP"), which we acquired in May 1998.  On May 15, 2001, the shareholders approved an amendment to our Articles of Incorporation to change our corporate name from Dunn Computer Corporation to SteelCloud, Inc.  On December 31, 2003, Dunn was merged with and into SteelCloud.  On February 17, 2004, we acquired the assets of Asgard Holding, LLC ("Asgard").  In July 2006, as part of our restructuring efforts, we closed our sales office and ceased all of our operations in Florida.  Our former subsidiaries, Puerto Rico Industrial Manufacturing Operations Acquisition Corporation (“PRIMO”), and STMS Corporation (“STMS”), are currently inactive.

Unless the context otherwise requires, the "Company," "Dunn Computer Corporation," or “SteelCloud” ”we,” “our,” “ours,” and “us” refers to SteelCloud, Inc., its predecessor and its subsidiaries.  Our principal executive offices are located at 14040 Park Center Road, Suite 210 Herndon, VA 20171.  Our main telephone number is (703) 674-5500.  Inquiries may also be sent to SteelCloud at info@steelcloud.com for sales and general information or ir@steelcloud.com for investor relations information.

Going Concern

We have had recurring annual operating losses since our fiscal year ended October 31, 2004.  We expect that such losses will continue at least until our fiscal year ending October 31, 2009.  The report of our independent registered public accounting firm on our consolidated financial statements for the fiscal year ended October 31, 2008 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our history of net losses.

We are dependent upon available cash and operating cash flow to meet our capital needs.  We are considering all strategic options to improve our liquidity and provide us with working capital to fund our continuing business operations which include equity offerings, asset sales or debt financing as alternatives to improve our cash needs however, there can be no assurance that we will be successful in negotiating financing on terms agreeable to us or at all.  If adequate funds are not available or are not available on acceptable terms, we will likely not be able to take advantage of unanticipated opportunities, develop or enhance services or products, respond to competitive pressures, or continue as a going concern.  There is no assurance we will be successful in raising working capital as needed.  There are no assurances that we will have sufficient funds to execute our business plan, pay our operating expenses and obligations as they become due or generate positive operating results.

We are in the process of executing on several restructuring initiatives which have occurred from late 2008 to the present that include:

•	A reorganization in November 2008 that included personnel terminations from all parts of the organization;

•	Sales of certain of our leased assets to customers;

•	Elimination of all non-essential costs; and

•	Reduction of occupancy costs.

While we believe that these initiatives will better align our costs with our anticipated revenues going forward, it will take time for these initiatives to have an impact on our net revenue and operating income.

Target Market

Our primary target markets are (1) the embedded integrated computing systems market, specifically within the industrial automation and military Commercial off the Shelf (“COTS”) servers segments, and (2) the BlackBerry® Enterprise Server market for both Federal government and the domestic and international commercial markets.  Embedded integrated computing systems are typically defined as purpose built systems that are not visible to the operator and whose primary function is non-office application related.  Embedded integrated computing systems also tend to be ruggedized for deployment in harsh environments that typical computing systems can not handle.

We utilize multiple channel models, indirect channels via federal systems integrators and manufacturer representatives and direct to ISVs.  We believe that our embedded integrated computing systems are best suited to address the high volume needs of material handling applications such as postal automation while our SteelWorks® Mobile family of products is the best way to implement and manage BlackBerry® Enterprise Servers.

Federal Systems Integrator

Federal integrators outsource their specialized requirements to us and consider us to be their ”virtual hardware engineering division.” We design and manufacture specialized embedded integrated computing systems that are the foundation upon which the integrators develop and deliver their application software.  This allows the integrators to shift their attention away from computing systems hardware and systems software logistics to their core application software and services.  As a result, integrators improve customer satisfaction, shorten time to delivery and lower overall development costs.

We complement our embedded integrated computing systems, which are often designed to withstand harsh environmental conditions, with software integration, quality testing and program lifecycle management services.  We also provide configuration management, logistics and support services that are unavailable from traditional computer vendors.

Independent Software Vendors (ISV)

For our ISV customers, we are their “virtual hardware engineering division.”  Similar to our federal integrator business, we create a unique product for the ISV by integrating the ISV’s software onto a specialized appliance platform running Linux or one of Microsoft’s operating systems.

In addition, we augment the ISV’s internal capabilities by taking responsibility for those tasks which are necessary to successfully bring an appliance to market, but which are impractical for its software partners to perform.  Services include branding, asset tagging, supply chain and inventory management, fulfillment, logistics and program management.  The final ISV deliverable is a branded, unique, optimized appliance that is ready-to-deploy when it arrives at the ISV’s end customer’s site.

Our specialized servers and appliances are engineered and developed according to New Product Realization procedures which are compliant with SteelCloud’s ISO 9001:2000 Certified Quality Management System.

BlackBerry® Enterprise Server Solution (SteelWorks® Mobile)

As an extension of our ISV business, we developed an appliance solution specifically for the Blackberry Enterprise Server (“BES”).  Developed in conjunction with Research in Motion (“RIM”), we believe the BES appliance solution is the single best way to implement the Blackberry Enterprise Server software environment.  SteelWorks Mobile is an integrated server appliance that enables virtually any size organization to implement the BES at a fraction of the cost, time and resource commitment.  We have filed for three patents for the appliance related to the technology we created for the installation wizard, backup and restore features.  These patents are currently pending approval from the U.S. Patent and Trademark Office.

In addition, we developed SteelWorks FedMobile, our Blackberry Enterprise Server software appliance solution specifically for the Department of Defense (“DoD”) and other related agencies.  The SteelWorks FedMobile appliance builds upon our commercial appliance by automating the application of the Defense Information Systems Agency’s (“DISA”) and DoD’s Security Technical Implementation Guide (“STIG”) to the BES installation process.  The STIG mandates the policies for which the DoD and related agencies must operate their wireless communications.  As a result, our appliance solution allows those agencies to be STIG compliant in a fraction of the time, cost or resources allocated to what is an otherwise time intensive, manual process.

Professional Services

We provide information technology (“IT”) consulting and contract staffing solutions for our clients.  Our consultants are subject matter experts in network infrastructure complexities and security technologies including firewalls, content inspection, intrusion detection, spam and vulnerability scanning.  For our contract staffing solutions, our personnel function as “virtual” employees, performing work directly under the auspices of client management and serve as an extension to the client’s in-house staff resources

Government Contracts

In fiscal year 2008, we derived approximately 26% of our revenues from sales of hardware and services to U.S. federal, state and local governments.  Certain government customers reserve the right to examine our records as they relate to their contracts.

GSA Contract

We have a multiple award schedule contract with the U.S. General Services Administration (the “GSA Contract”).  The GSA Contract was originally awarded in April 1996.  It was renewed in fiscal years 2002 and 2007, and is valid through March 31, 2012.  In August 2006, GSA Contract auditors awarded us an “Outstanding” rating for our management and execution of the GSA Contract.  The GSA Contract enables government IT purchasers to acquire all of their needed goods and services from a particular vendor and largely limits the competition to selected vendors holding GSA Contracts.  For the fiscal year ended 2008, our GSA Contract had sales of approximately $1.2 million, which accounted for approximately 6% of our net revenues.

Commercial Contracts

Our commercial customer base consists of several Fortune 500 companies as well as medium-size commercial customers.

Given the nature of the products we manufacture as well as the delivery schedules established by our partners, revenue and accounts receivable concentration by any single customer will fluctuate from quarter to quarter.  Future revenues and results of operations could be adversely affected should a customer reduce its purchases, eliminate product lines, or choose not to continue to buy products and services from us.  We intend to diversify and increase our commercial customer base in the upcoming fiscal year.

Significant Customer Contract

During fiscal year 2008, we were awarded a contract by a major federal integrator.  The contract called for us to supply ruggedized systems.  Over the seven month contract engagement, during fiscal year 2008, we produced approximately 2,650 units and recognized approximately $7.8 million of revenue associated with this contract.

Manufacturing and Production

Our manufacturing and production operations are capable of assembling in excess of 100,000 systems per year in our existing Herndon, Virginia facility, on a three-shift basis.  Production is currently operating on a single shift basis.

Our Quality Management System has been ISO 9001:2000 certified since April 2004.  Our ISO 9001:2000 certified Quality Management System establishes measurable quality objectives throughout the organization and provides procedures for continuous quality improvement in all aspects of our business.  This certification is particularly critical to our success because it promotes continuous improvement in product reliability, on-time deliveries, and communication; all of which directly benefit customers and strengthen relationships.  In February 2007, we passed a recertification audit of our entire ISO 9001:2000 Quality Management System to ensure that it conformed to the standard.  The recertification further demonstrates our commitment to quality, customer satisfaction and continuous improvement.  The current certification is valid through March 2010.

Marketing

We market our products and services to software companies, federal integrators, select commercial accounts, and state, federal, and local government agencies.  We use an in-house sales force and program managers to market our products and services.  Our products and services are marketed worldwide, either directly through our own sales personnel, or through the marketing organizations of our appliance customers.  Strong customer relationships are critical to our success.  We believe that a key to building customer loyalty is a team of knowledgeable and responsive account managers with professional technical and support staff.  We assign each customer a trained account manager, to which subsequent calls to us are directed.  The account manager is augmented with a program manager for our larger customers.  We believe that these strong one-on-one relationships improve the likelihood the customer may consider us for future purchases.  We intend to continue to provide our customers with products and technical services that offer the customer the best possible return on a customer’s investment.

We use electronic commerce technologies in our marketing efforts and expect our customers will continue to utilize these technologies.  Prospective customers also use the Internet to advertise new business opportunities.  We also use the Internet to research and reference vendor information.  We maintain an Internet website containing our GSA catalogue and product offerings located at www.steelcloud.com.

Joint Venture

In October 2008, we created a joint venture in the United Arab Emirates (UAE) region with XSAT, LLC, A UAE organization focused on wireless communications and technology (“XSAT”).  SteelCloud MEA, LLC (Middle East, Africa) the newly formed joint venture company, is jointly owned, 20% by XSAT and 80% by SteelCloud.  Under the terms of the joint agreement, XSAT will provide a local presence for our products to its customers within the UAE region.  XSAT will also provide warranty and support for the products sold within that region.

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

We believe the government's criteria for selecting vendors consists of price, quality, familiarity with the vendor, and size and financial capability of the vendor.  The government has increased the amount of IT products acquired through the GSA Schedule.  Our GSA Schedule provides the government with a broad range of IT products and consulting services.

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

Research and Development

By investing in product development, we believe we will have more control over the functionality and marketing of our products.  We also believe that the resulting intellectual property will increase the competitiveness of our offerings and improve product margins.  During fiscal 2008, we incurred research and development costs of approximately $702,000.  We will continue to incur costs for product development in the future.

We invest in intellectual property in the form of proprietary products such as SteelWorks®.  SteelWorks® is an appliance management software that provides self-management and self-maintenance functionality to our appliance server offerings and allows our customers to quickly create a fully integrated turnkey appliance server.  We are working to expand SteelWorks® to address the needs of small to midsize businesses that require access to company data and attachments via their Blackberry handheld device.  This product is called SteelWorks® Mobile for the Blackberry Enterprise Server.  This mobile business solution makes a BlackBerry® connection to company data and attachments easy to install and easy to manage.  It is hardware and software in a low cost easy to install solution.

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

On March 20, 2008, we were issued patent 3,396,156 titled ”SteelWorks”.

On September 15, 2008, we were issued community trademark Registration 006430359 (European); Japan #948064 (International), Canada Application Approval titled “SteelRestore”.

On October 21, 2008, we were issued patent 3,521,899 titled “Sure Audit”.

We conduct our business under the trademarks and service marks of “SteelCloud,” “SteelCloud Company” and “Dunn Computer Corporation.”  We believe our copyrights, trademarks and service marks have significant value and are an important factor in the marketing of our products.

Employees

As of October 31, 2008 and January 23, 2009, we had 48 and 32 employees, respectively.  None of our employees are covered by a collective bargaining agreement and we consider our relationships with our employees to be good.

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

ITEM 1A.   RISK FACTORS

Not applicable.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.   PROPERTIES

We lease approximately 24,000 square feet for our operations facility and approximately 19,000 square feet for our headquarters.  Both our operations facility and headquarters are located in Herndon, Virginia.  Monthly rent for both the operations and headquarters leases, which expire in August 2014 and August 2009, respectively, is approximately $44,000 inclusive of operating expenses.  We currently have plans to consolidate our facilities into one leased location upon expiration of our lease in August 2009 reducing rent expense by approximately $20,000 a month.

ITEM 3.   LEGAL PROCEEDINGS

We have no material legal claims pending against us.

There are routine legal claims pending against us, but in the opinion of management, liabilities, if any, arising from such claims will not have a material adverse effect on our financial condition and results of operation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during the fourth quarter of fiscal year 2008.

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

The following table sets forth the high and low selling prices as reported on the NASDAQ Capital Market through January 18, 2009, for each fiscal quarter during the fiscal years ended October 31, 2008 and 2007, as well as for the first quarter of fiscal 2009 through January 27, 2009.  These quotations reflect inter-dealer prices without retail mark-up, markdown, or commission and may not represent actual transactions.

	Fiscal 2007
	High	Low

First Quarter	$1.34	$0.61
Second Quarter	$1.47	$0.94
Third Quarter	$1.74	$1.12
Fourth Quarter	$1.68	$1.12

	Fiscal 2008
	High	Low

First Quarter	$1.25	$0.87
Second Quarter	$1.21	$0.80
Third Quarter	$1.58	$1.06
Fourth Quarter	$1.26	$0.56

	Fiscal 2009
	High	Low

First Quarter (through January 27, 2009)	$0.75	$0.30

On January 27, 2009, the closing price of our common stock as reported on the NASDAQ Capital Market was $0.38 per share.  There were approximately 5,100 shareholders of the common stock of the Company as of such date.

Dividend Policy

We have not paid cash dividends on our common stock and do not intend to do so in the foreseeable future.

Repurchase of Securities

We did not repurchase any of our common stock during the fiscal year ended October 31, 2008.

Issuance of Unregistered Common Stock

On March 7, 2007, we issued 21,504 shares of our common stock to members of our Board of Directors.  The shares were valued at $0.99.  The total expense associated with this stock issuance was approximately $21,000.

Warrants

On September 14, 2007, we issued 100,000 warrants in exchange for investor relations services valued at approximately $56,000.  The warrants were issued at an exercise price of $1.28 and expire on September 14, 2012.  The fair value of the warrants was estimated in four equal tranches over a four-month vesting period using the Black-Scholes Option pricing fair value model.

On October 24, 2003, we sold 1,887,500 shares of our common stock to private and institutional investors in a private placement transaction at a price of $4.00 per share.  We received gross proceeds of $7,550,000 in connection with this transaction.  Brean Murray & Co., Inc. and Ferris, Baker Watts, Incorporated acted as co-placement agents in connection with this private offering.  The co-placement agents received an aggregate of $437,500 in cash and warrants to purchase 107,422 shares of our common stock as commissions in connection with this offering.  Additionally, in connection with this transaction, we issued warrants to purchase 493,359 and 85,938 shares of our common stock at an exercise price of $5.81 and $4.00 per share, respectively, which expired on October 24, 2008.  The securities were sold pursuant to an exemption from registration provided by section 4(2) of the Securities Act.

NASDAQ

Given the current extraordinary market conditions, NASDAQ has determined to suspend the bid price and market value of publicly held shares requirements through Friday, April 17, 2009.  In that regard, on October 16, 2008, NASDAQ filed an immediately effective rule change with the Securities and Exchange Commission, such that companies will not be cited for any new concerns related to bid price or market value of publicly held shares deficiencies.  On December 19, 2008, NASDAQ extended the suspension of these requirements.  These rules, after the extension, will be reinstated on Monday, April 20, 2009.

NASDAQ believes that this temporary suspension will allow companies to focus on running their businesses, rather than satisfying market-based requirements that are largely beyond their control in the current environment.  Moreover, this temporary suspension should help to restore investor confidence in affected NASDAQ companies as the suspension will allow investors to make decisions without considering the likelihood of a very near-term delisting.

ITEM 6.   SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein may constitute forward-looking statements within the meaning of  Section 27A of the Securities Act, Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995.  Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.  Factors that could cause actual results to differ materially include, but are not limited to, risks associated with the integration of businesses following an acquisition, concentration of revenue from one source, competitors with broader product lines and greater resources, emergence into new markets, the termination of any of our significant contracts or partnerships, our inability to maintain working capital requirements to fund future operations or our inability to attract and retain highly qualified management, technical and sales personnel.

You should read the following discussion and analysis in conjunction with the audited Financial Statements and Notes attached thereto, and the other financial information appearing elsewhere in this Annual Report.

Overview

Founded in 1987, we are a leading manufacturer of embedded integrated computing systems solutions for the federal marketplace and ISVs.  We design, manufacture and integrate specialized servers for federal market prime contractors (“federal integrators”) and Independent Software Vendors (“ISV”s) who use the specialized servers to deliver application software to their clients.

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

Fiscal Year 2008

Significant Customer Contract

During fiscal year 2008, we were awarded a contract by a major Federal Integrator.  The contract called for us to supply ruggedized systems.  Over the seven month contract engagement, during fiscal year 2008, we produced approximately 2,650 units and recognized approximately $7.8 million of revenue associated with this contract.

Launching of SteelWorks Mobile

In 2008, we launched our SteelWorks Mobile and SteelWorks FedMobile appliance solutions.  As an extension of our ISV business, we developed an appliance solution specifically for the Blackberry Enterprise Server (“BES”).  Developed in conjunction with Research in Motion (“RIM”), we believe the BES appliance solution is the single best way to implement the Blackberry Enterprise Server software environment.  SteelWorks Mobile is an integrated server appliance that enables virtually any size organization to implement the BES at a fraction of the cost, time and resource commitment.  We have filed for three patents for the appliance related to the technology we created for the installation wizard, backup and restore features.  These patents are currently pending approval from the U.S. Patent and Trademark office.

In addition, we developed SteelWorks FedMobile, our Blackberry Enterprise Server software appliance solution specifically for the Department of Defense (“DoD”) and other related agencies.  The SteelWorks FedMobile appliance builds upon our commercial appliance by automating the application of DISA’s (Defense Information Systems Agency) and DoD’s Security Technical Implementation Guide (“STIG”) to the BES installation process.  The STIG mandates the policies for which the DoD and related agencies must operate their wireless communications.  As a result, our appliance solution allows those agencies to be STIG compliant in a fraction of the time, cost or resources allocated to this otherwise time intensive, manual process.

Joint Venture

In October 2008, we created a joint venture in the United Arab Emirates (UAE) region with XSAT. SteelCloud MEA, LLC (Middle East, Africa) the newly formed joint venture company, is jointly owned, 20% by XSAT and 80% by SteelCloud.  Under the terms of the joint agreement, XSAT will provide a local presence for our products to its customers within the UAE region.  XSAT will also provide warranty and support for the products sold within that region.

Services Business Growth and Focus

In fiscal 2008, we increased our focus on our professional services business.  We currently serve customers primarily in the metropolitan Washington DC market but will look to expand that territory in fiscal 2009.  We are increasing our expertise within the Microsoft Exchange and SharePoint markets.  We believe that the number of professional services opportunities related to these two services will greatly expand in the near future (fiscal 2009 and beyond).  As such, we have begun to develop and cultivate this expertise.

In addition, we have won contracts with National Zoo, Blue Cross Blue Shield Association, Graduate Management Admissions Council and WMATA.  We anticipate further expansion of the professional services business in fiscal 2009.

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

The significant accounting policies used in the preparation of our financial statements are described in Note 3 “Significant Accounting Policies” to our Financial Statements.  Some of these significant accounting policies are considered to be critical accounting policies.  A critical accounting policy is defined as one that has both a material impact on our financial condition and results of operations and requires us to make difficult, complex and/or subjective judgments, often as a result of the need to make estimates about matters that are inherently uncertain.

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

Effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, we have adopted Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”).  Issued in December 2002 by the Financial Accounting Standards Board (“FASB”), EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities.  EITF 00-21 addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting.  EITF 00-21 does not change otherwise applicable revenue recognition criteria.  In the event we enter into a multiple element arrangement and there are undelivered elements as of the balance sheet date, we assess whether the elements are separable and have determinable fair value in determining the amount of revenue to record.

We recognize revenue associated with the resale of maintenance contracts on a net basis in accordance with Emerging Issues Task Force Issue No 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”), and interpretations thereof.

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

In October 2008 we began delivering our appliance solution specifically developed for Blackberry Enterprise Servers (“BES”).  This solution is bundled hardware-software system and subject to American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.” Our software does not require significant modification and customization services.  We do not have vendor-specific objective evidence (“VSOE”) of fair value for our software.  Accordingly, when the software is sold in conjunction with the Company’s hardware, software revenue is recognized upon delivery of the hardware.

For services revenue under time and material contracts, we recognize revenue as services are provided based on the hours of service at stated contractual rates.

We incur shipping and handling costs, which are recorded in cost of revenues.

Typically our deferred revenue includes amounts received from customers for which revenue has not been recognized.  This generally results from certain customer contracts, ISV releases, warranties, hardware maintenance and support, and consulting services.  The deferred revenue associated with customer contracts and ISV releases represents payments received for milestones achieved prior to recognition of revenue.  This revenue will be recognized as products are shipped.  Revenues from warranties and hardware maintenance and support are recognized ratably over the service term selected by the customer.  Deferred service revenues from consulting are recognized as the services are performed.

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

Income Taxes

We recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of certain assets and liabilities.  A valuation allowance is established, as necessary, to reduce deferred income tax assets to an amount expected to be realized in future periods.  We determine our valuation allowance pursuant to the provisions of FASB Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which requires us to weigh all positive and negative evidence including past operating results and forecasts of future taxable income.  In assessing the amount of the valuation allowance as of October 31, 2007 and 2008, we considered, in particular, our forecasted taxable income for the upcoming fiscal year, current backlog of orders, including those recently received, and other significant opportunities currently in our sales and marketing pipeline with a high probability of generating revenues.  Based upon this review, we have continued to fully reserve for all deferred tax assets as of October 31, 2008.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), on November 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”.  It prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken.  Tax positions that meet the more-likely-than-not recognition threshold should be measured as the largest amount of the tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon effective settlement in the financial statements.  Our unrecognized tax benefits at October 31, 2008 are approximately $61,000, which includes approximately $49,000 of unrecognized tax benefits for windfall tax benefits from stock options exercised that are not recognized under SFAS 123R.  During the year ended October 31, 2008, we increased our unrecognized tax benefits by approximately $100,000 due to windfall benefits from stock options exercised and additional exposures identified during the year.  We reduced our unrecognized tax benefits by approximately $654,000 by adjusting our NOL carryforwards and making an automatic change in accounting method.  Both of these adjustments were made with the filing of our income tax return for the tax year ended October 31, 2007.  We have a valuation allowance against the full amount of our net deferred tax assets and therefore the adoption of FIN 48 had no impact on our retained earnings.  The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $0.

We conduct business in the U.S. and are subject to U.S. taxes.  As a result of our business activities, we file tax returns that are subject to examination by the respective federal and state tax authorities.  For income tax returns filed by us, we are no longer subject to U.S. federal, or state tax examination by tax authorities for years before the tax year ended October 31, 2005, although significant net operating loss carryforward tax attributes that were generated prior to the tax year ended October 31, 2005 may still be adjusted upon examination by tax authorities if they either have been or will be utilized.  Our accounting policy is to recognize interest and penalties related to income tax matters in general and administrative expense.  We have $0 accrued for interest and penalties as of October 31, 2008.

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

In addition to standard warranties, we offer customer-paid extended warranty services.  Revenues for extended maintenance and warranty services with a fixed payment amount are recognized on a straight-line basis over the term of the contract.

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

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in U.S. Generally Accepted Accounting Principles more consistent and comparable.  SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  Therefore, we are required to adopt SFAS No. 157 in the first quarter of 2009.  We do not believe the provisions of SFAS 157 will have a material impact on our financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”).  SFAS No. 159 provides a choice to measure many financial instruments and certain other items at fair value and requires disclosures about the election of the fair value option.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  Therefore, we are required to adopt SFAS No. 159 in the first quarter of 2009.  We do not believe the provisions of SFAS 159 will have a material impact on our financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007) “Business Combinations” (“SFAS No. 141R”).  SFAS No. 141R, which replaces SFAS No. 141, requires that the acquisition method of accounting (which SFAS No. 141 called the “purchase method”) be used for all business combinations and for an acquirer to be identified for each business combination.  SFAS No. 141R also establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS No. 141R also requires that acquisition-related costs be recognized separately from the business combination.  SFAS No. 141R will apply prospectively to business combinations for which the acquisition date is after fiscal years beginning on or after December 15, 2008.  We have not yet determined the impact that the implementation of SFAS No. 141R will have on our financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”).  SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements.  Its intention is to eliminate the diversity in practice regarding the accounting for transactions between an entity and noncontrolling interests.  This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  We are in the process of evaluating the effect, if any; the adoption of SFAS No. 160 will have on our financial statements.

In February 2008, the FASB issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”).  FSP 157-2 deferred the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.  We are in the process of evaluating the effect, if any; the adoption of FSP 157-2 will have on our financial statements.

In October 2008, the FASB issued Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is not Active” (“FSP 157-3”).  FSP 157-3 provides guidance for determining the fair value of a financial asset in an inactive market.  We are in the process of evaluating the effect, if any; the adoption of FSP 157-3 will have on our financial statements.

In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion” (“APB 14-1”). APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate.  The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense.  APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period.  We are in the process of evaluating the effect, if any; the adoption of APB 14-1 will have on our financial statements.

Fiscal Year Ended October 31, 2008 Compared to Fiscal Year Ended October 31, 2007

Net Revenue Discussion:

The following table summarizes our net revenue for the fiscal years ended October 31, 2007 and 2008 in dollars and as a percentage of net revenues.

	Fiscal Year Ended October 31,
	2007		2008		Increase (decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage

Products	$21,421,129	91.87%	$16,333,600	85.88%	$(5,087,529)	(23.75)%
Services	1,894,551	8.13%	2,685,296	14.12%	790,745	41.74%
Total net revenues	$23,315,680	100.00%	$19,018,896	100.00%	$(4,296,784)	(18.43)%

The decrease in product revenue is primarily attributable to a decrease in our integrator business as a result of certain program delays and a reduction in purchases from our ISV customers.  The current economic downturn has prolonged the award of the integrator programs, as well as affected the amount purchased by our ISV customers.  We plan for revenue to grow as we continue to focus our resources on our chosen markets and our end user solution line of products.

The increase in service revenue is the result of to new client acquisitions as a result of the Company expanding its service offerings.  We expect service revenue to continue to grow in the future.

Gross Profit Discussion:

The following table summarizes our gross profit for the fiscal years ended October 31, 2007 and 2008 in dollars, as a percentage of gross profit and as a percentage of net revenues.

	Fiscal Year Ended October 31,
	2007		2008		Increase (decrease)
		% of Gross		% of Gross
	Dollars	Profit	Dollars	Profit	Dollars	Percentage

Products	$4,356,274	88.09%	$2,569,499	83.02%	$(1,786,775)	(41.02)%
Products – GP%	20.34%		15.73%
Services	588,947	11.91%	525,543	16.98%	(63,404)	(10.77)%
Services – GP%	31.09%		19.57%
Total gross profit	$4,945,221	100.00%	$3,095,042	100.00%	$(1,850,179)	(37.41)%
Total – GP%	21.21%		16.27%

The decrease in product gross margin percentage is largely attributable to maintaining our production facility at normal capacity in anticipation of receiving the delayed integrator contracts.  We expect gross profit as a percentage of net revenues to continue to fluctuate from quarter to quarter as product lines expand, new products are brought to market, start up costs are incurred and new discounts, incentives and rebates become available.

The decrease in services gross profit percentage is attributable to our incurring costs associated with obtaining new clients.  We have been successful in expanding our customer base during fiscal year 2008 as compared to fiscal year 2007, which contributed to an increase in services revenue.  We will continue to incur lower initial margins as we expand into new markets and increase our service offerings.  We anticipate gross profit for services to fluctuate in future quarters as we continue to realign and grow the services division.

Operating Expense Discussion:

The following table summarizes our operating expenses for the fiscal years ended October 31, 2007 and 2008 in dollars and as a percentage of net revenues.

	Fiscal Year Ended October 31,
	2007		2008		Increase (decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage

Selling and marketing	$1,614,817	6.93%	$1,259,416	6.62%	$(355,401)	(22.01)%

General and administrative	4,315,254	18.51%	3,901,499	20.51%	(413,755)	(9.59)%

Research and product development	661,550	2.84%	702,231	3.69%	40,681	6.15%

Severance and restructuring costs	317,548	1.36%	-	-	(317,548)	(100.00)%

Total operating expenses	$6,909,169	29.63%	$5,863,146	30.83%	$(1,046,023)	(15.14)%

The decrease in selling and marketing expenses is the result of aligning expenses to our current and future business models during fiscal year 2008.  During fiscal year 2008, marketing activities, specifically in the area of marketing campaigns and tradeshows, and expense associated with selling and marketing personnel decreased as a result of our cost cutting efforts.  Selling and marketing expenses have been kept in line with projected revenue.  We will continue to evaluate our costs relative to our revenues and gross margins.

General and administrative expenses decreased as a result of cost cutting efforts incurred during fiscal year 2008 as compared to fiscal year 2007.  The cost reductions continue to include curtailing expenses related to non-revenue generating activities, terminating non-essential employees, and instituting across the board departmental expense reductions.  Our cost reductions were offset by approximately $202,000 of fees incurred related to us implementing FIN 48 for the fiscal year 2008.  Although we continue to manage our costs relative to our revenues and gross margins, additional resources may be required in order to invest in our federal integrator, ISV, and SteelWorks® Mobile business.

Research and development expenses have remained consistent as the Company continues to make investments in its SteelWorks® mobile products as well as bringing new products to market.  We continue to make investments in research and product development to maintain and enhance current products.  We believe that research and product development expenses will fluctuate from quarter to quarter as new products are being developed and introduced into the marketplace.

The decrease in severance and restructuring charges for the twelve months ended October 31, 2008 compared to the twelve months ended October 31, 2007 is the result of incurring approximately $318,000 of non recurring costs associated with the employment resignation agreement entered into with our previous CEO during fiscal year 2007.

Other Income (Expense) Discussion:

The following table summarizes our other income (expense) for the fiscal years ended October 31, 2007 and 2008 in dollars and as a percentage of net revenues.

	Fiscal Year Ended October 31,
	2007		2008		Increase (decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage

Interest income net	$19,353	0.08%	$8,542	0.04%	$(10,811)	(55.86)%

Total interest income, net	$19,353	0.08%	$8,542	0.04%	$(10,811)	(55.86)%

The decrease in net interest expense for fiscal year 2008 is due to lower interest income attributable to lower cash balances and interest rates earned over the twelve months ended October 31, 2008 compared to the same period in fiscal year 2007.

Net (Loss) Discussion:

The following table summarizes our net (loss) for the fiscal years ended October 31, 2007 and 2008 in dollars and as a percentage of net revenues.

	Fiscal Year Ended October 31,
	2007		2008		Increase (decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage
Net (loss)	$(1,944,595)	8.34%	$(2,759,562)	14.51%	$814,967	41.91%

The increase in net loss for the twelve months ended October 31, 2008 as compared to the same period in fiscal 2007 is the result of lower revenues and corresponding gross margin dollars.  We have instituted a conservative revenue and cost of goods sold plan to minimize our net loss in fiscal year 2009.  This plan also includes company-wide personnel terminations and the elimination of all non-essential costs to reduce our operating expenses for the upcoming year.

Liquidity and Capital Resources

We have experienced recurring losses from operations and negative cash flows.  For the fiscal year ended October 31, 2008, we incurred a net loss of $2,759,562 and an accumulated deficit of $44,868,564 as of that date.  The report from our independent registered public accounting firm on our audited financial statements at October 31, 2008 contains an explanatory paragraph regarding doubt as to our ability to continue as a going concern as a result of our net loss from operations.  Despite our history of revenues, there is no assurance that we will be able to maintain or increase our revenues in fiscal 2009 or that we will be successful in reaching profitability or generate positive cash flows from our operations.  We are considering all strategic options to improve our liquidity and provide us with working capital to fund our continuing business operations including equity offerings, asset sales and debt financing as alternatives to improve our cash needs however, there can be no assurance that we will be successful in negotiating financing terms.  If adequate funds are not available or are not available on acceptable terms, we will likely not be able to take advantage of unanticipated opportunities, develop or enhance services or products, respond to competitive pressures, or continue as a going concern.

Our consolidated financial statements for the fiscal year ended October 31, 2008 do not give effect to any adjustments to recorded amounts and their classifications, which would be necessary should we be unable to continue as a going concern and therefore, be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in the consolidated financial statements.

As of October 31, 2008, we had cash and cash equivalents of approximately $750,000 and working capital of approximately $1.7 million.  We do not have any working capital commitments nor do we not presently have any external sources of working capital.  Historically, our revenues have not been sufficient to fund our operations and we have relied on capital provided through the sale of equity securities.  Our working capital needs in future periods depend primarily on the rate at which we can increase our revenues while controlling our expenses and decreasing the use of cash from operations.  Additional capital may be needed to fund acquisitions of additional companies or assets, although we are not a party to any pending agreements at this time and, accordingly, cannot estimate the amount of capital which may be necessary, if any, for acquisitions.  We believe cash on hand together with cash generated from operations will provide sufficient financial resources to finance our current operations through the end of fiscal 2009 although we can provide no assurance we will be able to do so.

In fiscal 2008, we used approximately $1.7 million in cash flow from operating activities.  Our primary use of cash was to finance operating losses and reduce our accounts payable balance by approximately $1.1 million.  The collection of accounts receivable generated $1.1 million of cash.

In fiscal year 2008, we invested approximately $425,000 in property and equipment.  We have monetized certain of these leased assets to customers in fiscal year 2009.

Our financing activities consisted of the exercise of options associated with our stock option and warrant exercises which generated approximately $245,000 in cash.  In addition, we reduced our notes payable balance by approximately $13,000.

 On March 6, 2008, we renewed our bank line of credit that allows us to borrow an amount to the lesser of our collateralized cash on hand or $3.5 million.  The line of credit bears interest at the LIBOR Market Index rate plus 1.25%.  The line of credit is secured by all of our assets and expires on March 31, 2009.  There can be no assurance that we will be able to renew this line of credit.  There were no outstanding borrowings on the line of credit at October 31, 2007 and October 31, 2008.

We have short-term (less than one year) obligations under our operating lease and employment agreement commitments of approximately $1,786,000 and $1,144,000 respectively, for fiscal year 2008.

From time to time, we may pursue strategic acquisitions or mergers, which may require significant additional capital.  In such event, we may seek additional financing of debt and/or equity.  However, there can be no assurance that we will be successful in negotiating financing on terms agreeable to us or at all.

Off-Balance Sheet Arrangements

Contractual Obligations and Commercial Commitments

We have significant contractual obligations for fiscal year 2008 and beyond for our operating leases.  Our total obligation for our headquarters and operations facilities, expiring in August 2009 and August 2014 respectively, is approximately $44,000 a month.  We currently have plans to consolidate our facilities into one leased location upon expiration of our lease in August 2009 reducing rent expense by approximately $20,000 a month.  We do not have any purchase obligations, capital lease obligations or any material commitments for capital expenditures.  We have not engaged in off-balance sheet financing, commodity contract trading or significant related party transactions.

Impact of Inflation

We do not believe that inflation has had a material effect on our financial position or results of operations during the past three years.  However, we cannot predict the future effects of inflation.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements of SteelCloud, Inc.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no changes in and disagreements with accountants on accounting and financial issues during the fiscal year ended October 31, 2008.

ITEM 9A(T).   CONTROLS AND PROCEDURES

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) (the “Disclosure Controls”) as of the end of the period covered by this Annual Report.  The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Principal Executive Officer (“PEO”) and Principal Accounting Officer (the “PAO” and together with the PEO, the “Certifying Officers”)..

Attached as exhibits to this Annual Report are certifications of the Certifying Officers, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  This “Controls and Procedures” section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Disclosure Controls and Procedures

We maintain Disclosure Controls and procedures that are designed to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, authorized and reported on a timely basis, and that such information is accumulated and communicated to our management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we evaluated the effectiveness of the design and operation of our Disclosure Controls as of October 31, 2008.  Based upon that evaluation, our Certifying Officers concluded that, as of the date of such evaluation, our Disclosure Controls were effective in timely alerting them to information relating to us that is required to be included in our reports filed under the Exchange Act.

Limitations on the Effectiveness of Controls

We maintain a system of internal control over financial reporting to provide reasonable assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in accordance with U.S. generally accepted accounting principles.  However, our management, including the Certifying Officers, does not expect that our Disclosure Controls or internal control over financial reporting will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our business have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those polices and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of October 31, 2008.  In making the assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control—Integrated Framework.”  Based on this assessment, management believes that, as of October 31, 2008, our internal control over financial reporting was effective based on those criteria.

Management’s assessment of the effectiveness of our internal control over financial reporting as of October 31, 2008 has not been audited by an independent registered certified public accounting firm.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended October 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

Not applicable.

PART III
The Notice and Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act, which is incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G (3) of Form 10-K, will provide the information required under Part III, including Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions and Director Independence) and Item 14 (Principle Accounting Fees and Services), which will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a) 1.	Index to Financial Statements

(a) 2.	Index to Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts	22

Schedules, other than those listed above, have been omitted since they are not applicable or the information is included elsewhere herein.

(a) 3.	The exhibits which are filed with this report or which are incorporated by reference are set forth in the exhibit index hereto.

Exhibit Number	Description
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

4.1	Specimen common stock certificate for the Company. (Filed as Exhibit 4.1 to the Company's S-8 dated July 15, 2002 (File No. 333-47631) and hereby incorporated by reference).
10.1
Employment Agreement by and between Dunn and Thomas P. Dunne (Filed as Exhibit 99.2 to Dunn's Registration Statement on Form SB-2, Amendment 2, dated April 4, 1997 (File No. 000-24015) and hereby incorporated by reference).

10.2
1997 Amended Stock Option Plan.  (Filed as Exhibit 10.1 to the Company's Registration Statement on Form S-1, Amendment No. 2, dated April 23, 1998 (File No. 333-92406) and hereby incorporated by reference).

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

10.19	Amended 2002 Employee Stock Option Plan (Filed as Exhibit 4.1 to the Company’s S-8, dated June 25, 2007 (File No. 000-24015) and hereby incorporated by reference).
10.20	Amended Employee Stock Purchase Plan (Filed as Exhibit 4.3 to the Company’s S-8, dated June 25, 2007 (File No. 000-24015) and hereby incorporated by reference).
*10.21	Form of Restricted Stock Agreement.
*10.22	Amended 2007 Stock Option and Restricted Stock Plan.
*10.23	SteelCloud MEA Joint Venture Agreement dated October 2008.
*21.1	List of Subsidiaries.
*23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.
*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.
*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

*	Filed herewith

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
STEELCLOUD, INC.

		Additions
Classification	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Year

Allowance for doubtful accounts:
Year ended October 31, 2007	$73,000	$4,000	$-	$37,000	(1)	$40,000
Year ended October 31, 2008	$40,000	$9,500	$-	$13,500	(1)	$36,000

Warranty reserve:
Year ended October 31, 2007	$144,000	$292,000	$-	$254,000	(2)	$182,000
Year ended October 31, 2008	$182,000	$126,000	$-	$148,000	(2)	$160,000

Deferred tax valuation allowance:
				$885,957	(3)
Year ended October 31, 2007	$17,571,424	$616,096	$-	$687,854	(4)	$16,613,709
Year ended October 31, 2008	$16,613,709	$911,323	$-	$-		$17,525,032
___________

(1)	Write-offs of specific customer accounts.

(2)	Adjustment of reserve for actual expenses incurred.

(3)	Adjustment of valuation allowance associated with a change in state tax rates.

(4)	True-up of net operating loss.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SteelCloud, Inc.
Date: January 29, 2009	By:

/s/ Brian H. Hajost
Brian H. Hajost Chief Executive Officer

Pursuant to and in accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Brian H. Hajost
Brian H. Hajost	Chief Executive Officer and President	January 29, 2009

/s/Kevin Murphy
Kevin Murphy	Chief Financial Officer	January 29, 2009

/s/VADM E.A. Burkhalter
VADM E. A. Burkhalter USN (Ret.)	Director	January 29, 2009

/s/James Bruno
James Bruno	Director	January 29, 2009

/s/Jay Kaplowitz
Jay Kaplowitz	Director	January 29, 2009

/s/Benjamin Krieger
Benjamin Krieger	Director	January 29, 2009

/s/Ashok Kaveeshwar
Ashok Kaveeshwar	Director	January 29, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
SteelCloud, Inc.

We have audited the accompanying consolidated balance sheets of SteelCloud, Inc. (a Virginia Corporation) and subsidiaries (the Company) as of October 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended October 31, 2008.  Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15 (a) 2.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended October 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1, the Company incurred a net loss of $2,759,562 during the year ended October 31, 2008, and, as of that date, the Company had an accumulated deficit of $44,868,564 and working capital of $1,680,645.  These factors, among others, as discussed in Note 1 to the consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Grant Thornton LLP

McLean, Virginia
January 29, 2009

 STEELCLOUD, INC.
CONSOLIDATED BALANCE SHEETS

	OCTOBER 31,
	2007	2008

ASSETS
Current assets:
Cash and cash equivalents	$2,622,654	$752,351
Accounts receivable, net of allowance for doubtful accounts of $40,000 and $36,000 as of October 31, 2007 and 2008, respectively	2,625,372	1,571,673
Inventory, net	1,178,395	521,920
Prepaid expenses and other current assets	255,924	130,446
Deferred contract costs	83,753	-
Total current assets	6,766,098	2,976,390

Property and equipment, net	802,288	626,440
Equipment on lease, net	323,904	442,099
Other assets	44,053	7,020
Total assets	$7,936,343	$4,051,949

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,789,329	$718,316
Accrued expenses	1,158,641	561,009
Notes payable, current portion	12,842	7,538
Unearned revenue	98,255	8,882
Total current liabilities	3,059,067	1,295,745
Notes payable, long-term portion	15,442	7,903
Other	154,520	132,055
Total long-term liabilities	169,962	139,958
Stockholders’ equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized, 0 and 0 shares issued and outstanding at October 31, 2007 and 2008, respectively	-	-
Common stock, $.001 par value; 50,000,000 shares authorized 14,716,934 and 15,138,376 shares issued at October 31, 2007 and 2008, respectively	14,717	15,138
Additional paid-in capital	50,234,099	50,902,172
Treasury stock, 400,000 shares at October 31, 2007 and 2008, respectively	(3,432,500)	(3,432,500)
Accumulated deficit	(42,109,002)	(44,868,564)
Total stockholders’ equity	4,707,314	2,616,246
Total liabilities and stockholders’ equity	$7,936,343	$4,051,949

See accompanying notes.

 STEELCLOUD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED OCTOBER 31,
	2007	2008

Products	$21,421,129	$16,333,600
Services	1,894,551	2,685,296
Net revenues	23,315,680	19,018,896

Products	17,064,855	13,764,101
Services	1,305,604	2,159,753
Costs of revenues	18,370,459	15,923,854

Gross profit	4,945,221	3,095,042

Selling and marketing	1,614,817	1,259,416
General and administrative	4,315,254	3,901,499
Research and product development	661,550	702,231
Severance and restructuring	317,548	-

Loss from operations	(1,963,948)	(2,768,104)

Other income (expense):
Interest income	46,458	26,912
Interest expense	(27,105)	(18,370)

Net loss attributable to common stockholders	$(1,944,595)	$(2,759,562)

Loss per share, basic and diluted:
Net loss per share	$(0.14)	$(0.19)

See accompanying notes.

STEELCLOUD, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance at October 31, 2006	–	–	14,662,176	$14,662	$49,834,658	$(3,432,500)	$(40,164,407)	$6,252,413

Issuance of common stock in connection with employee stock purchase plan exercises	–	–	33,254	33	16,037	–	–	16,070

Stock compensation expense	–	–	–	–	322,136	–	–	322,136

Issuance of warrants in conjunction with the retainage of a financial services firm	–	–	–	–	40,000	–	–	40,000

Issuance of common stock to the Company’s board of directors	–	–	21,504	22	21,268	–	–	21,290

Net (loss)	–	–	–	–	–	–	(1,944,595)	(1,944,595)

Balance at October 31, 2007	–	–	14,716,934	14,717	$50,234,099	$(3,432,500)	$(42,109,002)	$4,707,314

Issuance of common stock in connection with employee stock purchase plan exercises	–	–	5,152	5	4,408	–	–	4,413

Issuance of common stock in connection with employee stock option plan exercises	–	–	196,290	196	121,503	–	–	121,699

Stock compensation expense	–	–	–	–	368,032	–	–	368,032

Issuance of common stock in connection with exercise of warrants	–	–	220,000	220	118,580	–	–	118,800

Issuance of warrants in conjunction with the retainage of a investor relations firm	–	–	–	–	55,550	–	–	55,550

Net (loss)	–	–	–	–	–	–	(2,759,562)	(2,759,562)

Balance at October 31, 2008	–	–	15,138,376	15,138	$50,902,172	$(3,432,500)	$(44,868,564)	$2,616,246

See accompanying notes.

STEELCLOUD, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED OCTOBER 31,
	2007	2008
Operating activities
Net loss	$(1,944,595)	$(2,759,562)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	343,426	368,032
Depreciation and amortization of property and equipment	578,920	482,294
Warrant based expense	40,000	55,550
Changes in operating assets and liabilities:
Accounts receivable, net	1,116,751	1,053,699
Inventory	6,674	656,475
Prepaid expenses and other assets	61,862	162,511
Deferred contract costs	133,741	83,753
Accounts payable	(850,017)	(1,071,013)
Accrued expenses	(224,490)	(613,001)
Unearned revenue	(72,021)	(96,469)
Net cash used in operating activities	(809,749)	(1,677,731)

Investing activities
Purchase of property and equipment	(223,494)	(424,641)
Net cash used in investing activities	(223,494)	(424,641)

Financing activities
Proceeds from exercise of common stock options	16,070	244,912
Payments on notes payable	(15,336)	(12,843)
Net cash provided by financing activities	734	232,069

Net decrease in cash and cash equivalents	(1,032,509)	(1,870,303)
Cash and cash equivalents at beginning of year	3,655,163	2,622,654
Cash and cash equivalents at end of year	$2,622,654	$752,351

Supplemental cash flow information
Interest paid	$27,105	$18,370
Income taxes paid	-	-

See accompanying notes

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2007 AND 2008

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

SteelCloud was originally incorporated as Dunn Computer Operating Company on July 27, 1987 under the laws of the Commonwealth of Virginia.  On February 26, 1998, Dunn Computer Corporation ("Dunn") was formed and incorporated in the Commonwealth of Virginia to become a holding company for several entities including Dunn Computer Operating Company.  The Company's subsidiary is International Data Products ("IDP"), acquired in May 1998.  On May 15, 2001, the shareholders approved an amendment to the Company’s articles of incorporation to change the corporate name from Dunn Computer Corporation to SteelCloud, Inc.  On December 31, 2003, Dunn was merged with and into SteelCloud.  On February 17, 2004, the Company acquired the assets of Asgard Holding, LLC ("Asgard").  In July of 2006, as part of its restructuring efforts, the Company closed its sales office and ceased all of its operations in Florida.  The Company’s former subsidiaries, Puerto Rico Industrial Manufacturing Operations Acquisition Corporation (“PRIMO”), and STMS Corporation (“STMS”), are inactive.

The accompanying financial statements include the accounts of the Company and its subsidiaries, International Data Products Corporation (“IDP”), Puerto Rico Industrial Manufacturing Operations Acquisition Corporation (“PRIMO”), and STMS Corporation (“STMS”).  All intercompany accounts and activity have been eliminated in the consolidation process.

Going Concern

The Company’s independent accountants stated in their report on the consolidated financial statements of the Company for the year ended October 31, 2008 that the Company has had recurring operating losses that raise substantial doubt about its ability to continue as a going concern.  For the year ended October 31, 2008, the Company incurred a net loss of $2,759,562 and had an accumulated deficit of $44,868,564 as of that date.  The consolidated financial statements do not include any adjustments related to the recovery and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

The Company is dependent upon available cash and operating cash flow to meet its capital needs.  The Company is considering all strategic options to improve its liquidity and provide it with working capital to fund its continuing business operations which include equity offerings, assets sales or debt financing as alternatives to improve its cash needs however, there can be no assurance that it will be successful in negotiating agreeable financing terms or at all.  If adequate funds are not available or are not available on acceptable terms, the Company will likely not be able to take advantage of unanticipated opportunities, develop or enhance services or products, respond to competitive pressures, or continue as a going concern.  There is no assurance the Company will be successful in raising working capital as needed.  There are no assurances that the Company will have sufficient funds to execute its business plan, pay its operating expenses and obligations as they become due or generate positive operating results.

The Company is in the process of executing on several restructuring initiatives which have occurred from late 2008 to the present that include:

•	A reorganization in November 2008 that included personnel terminations from all parts of the organization;

•	Sales of certain of the Company’s leased assets to customers;

•	Elimination of all non-essential costs; and

•	Reduction of occupancy costs.

While the Company believes that these initiatives will better align its costs with its anticipated revenues going forward, it will take time for these initiatives to have an impact on its net revenue and operating income.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)
OCTOBER 31, 2007 AND 2008

2.           Management Change, Restructuring and Operations

In August 2007, the Company’s Board of Directors appointed Robert Frick as the Company's Executive Director.  The appointment was part of the transition plan that the Company initiated in 2006 when Clifton Sink, was charged to lead the Company to a return to profitability and an increased share price.  Also in August 2007, the Company entered into an Employment Resignation Agreement with Cliff Sink pursuant to which Mr. Sink resigned his positions as President and Chief Executive Officer and Board Member of the Company effective November 1, 2007.  On November 1, 2007, Mr. Frick assumed all leadership responsibilities as President and Chief Executive Officer of the Company and was appointed to the Board of Directors to fill the vacancy created by Mr. Sink's resignation.  The financial impact of the Employment Resignation Agreement was recorded as a charge to operations of approximately $318,000 in the Company’s fiscal 2007 fourth quarter.

3.           Significant Accounting Policies

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

The Company recognizes revenue associated with the resale of maintenance contracts on a net basis in accordance with Emerging Issues Task Force Issue No 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”), and interpretations thereof.

Beginning in June 2006, the FASB Emerging Issues Task Force reached a consensus on Issue No. 06-03, "How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement" ("EITF 06-03").  The Company collects and remits sales and property taxes on products and services that it purchases and sells under its contracts with customers, and reports such amounts under the net method in its consolidated statements of operations.  Accordingly, there are no sales and property taxes included in gross revenue.

The Company derives its revenue from the following sources: product revenue, information technology support services, software license as a reseller and support revenue and software training and implementation revenue.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)
OCTOBER 31, 2007 AND 2008

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

In October 2008 the Company began delivering its appliance solution specifically developed for Blackberry Enterprise Servers (“BES”).  This solution is a bundled hardware-software system and subject to American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.” The software does not require significant modification and customization services.   The Company does not have vendor-specific objective evidence (“VSOE”) of fair value for its software.  Accordingly, when the software is sold in conjunction with the Company’s hardware, software revenue is recognized upon delivery of the hardware.

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

Significant Customers

During fiscal year 2008, contracts with two customers, a Federal Integrator and a Commercial Customer, represented $9.5 million and $1.9 million respectively of our net revenues or 50% and 10% of total net revenues, respectively, for the fiscal year 2008.  Given the nature of the products manufactured by us as well as the delivery schedules established by our partners, revenue and accounts receivable concentration by any single customer will fluctuate from year to year.  Future revenues and results of operations could be adversely affected should these customers reduce their purchases, eliminate product lines or choose not to continue to buy products and services from us.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)
OCTOBER 31, 2007 AND 2008

Other equity-based compensation

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees and non-employee directors in accordance with SFAS No. 123R, and the conclusions reached by the Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services” (“EITF 96-18”).  Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable.  The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.  Stock-based compensation recognized under SFAS No. 123 and EITF 96-18 for services from non-employees was $40,000 and $55,550 during the fiscal years ended October 31, 2007 and 2008, respectively.

Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of certain assets and liabilities.  A valuation allowance is established, as necessary, to reduce deferred income tax assets to an amount expected to be realized in future periods.  The Company determines its valuation allowance pursuant to the provisions of SFAS No. 109, “Accounting for Income Taxes”, which requires the Company to weigh all positive and negative evidence including past operating results and forecasts of future taxable income.  In assessing the amount of the valuation allowance as of October 31, 2007 and 2008, the Company considered, in particular, its forecasted operations for the upcoming fiscal year, current backlog of orders, including those recently received, and other significant opportunities currently in its sales and marketing pipeline with a high probability of generating revenues.  Based upon this review, the Company will continue to fully reserve for all deferred tax assets as of October 31, 2008.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), on November 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”.  It prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken.  Tax positions that meet the more-likely-than-not recognition threshold should be measured as the largest amount of the tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon effective settlement in the financial statements.  The Company’s unrecognized tax benefits at October 31, 2008 are approximately $61,000, which includes approximately $49,000 of unrecognized tax benefits for windfall tax benefits from stock options exercised that are not recognized under SFAS No. 123R.  During the year ended October 31, 2008, the Company increased its unrecognized tax benefits by approximately $100,000 due to windfall benefits from stock options exercised and additional exposures identified during the year.  The Company reduced its unrecognized tax benefits by approximately $654,000 by adjusting its NOL carryforwards and making an automatic change in accounting method.  Both of these adjustments were made with the filing of the Company’s income tax return for the tax year ended October 31, 2007.  The Company added $49,000 of unrecognized tax benefit associated with tax deductions for stock option and warrant exercises in excess of corresponding book charges per SFAS 123R.  The Company also added $51,000 of unrecognized tax benefit to account for revisions in supporting documentation.  The Company has a valuation allowance against the full amount of its net deferred tax assets and therefore the adoption of FIN 48 had no impact on its retained earnings.  The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $0.

The Company conducts business in the U.S. and is subject to U.S. taxes.  As a result of our business activities, the Company files tax returns that are subject to examination by the respective federal and state tax authorities.  For income tax returns filed by us, the Company is no longer subject to U.S. federal, or state tax examination by tax authorities for years before the tax year ended October 31, 2005, although significant net operating loss carryforward tax attributes that were generated prior to the tax year ended October 31, 2005 may still be adjusted upon examination by tax authorities if they either have been or will be utilized.  The Company’s accounting policy is to recognize interest and penalties related to income tax matters in general and administrative expense.  The Company has $0 accrued for interest and penalties as of October 31, 2008.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)
OCTOBER 31, 2007 AND 2008

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

The Company periodically evaluates its inventory obsolescence reserve to ensure inventory is recorded at its net realizable value.  The Company’s policy is to assess the valuation of all inventories, including manufacturing raw materials, work-in-process, finished goods and spare parts in each reporting period.  In fiscal 2007, the Company adjusted the cost of excess and obsolete inventory to its net realizable value and released the obsolete or excess inventory reserve that was created in prior fiscal years.   Inherent in managements estimates of excess and obsolete inventory are management’s forecasts related to the Company’s future manufacturing schedules, customer demand, technological and/or market obsolescence and possible alternative uses.  If future customer demand or market conditions are less favorable than the Company’s projections, additional inventory write-downs may be required, and would be reflected in cost of sales in the period the revision is made.  For fiscal year ending 2007 and 2008 the Company incurred charges to expense of $86,000 and $186,000, respectively, associated with excess and obsolete inventory cost adjustments.

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

Research and Product Development Expenses

The Company expenses research and product development costs as incurred.  These costs consist primarily of labor charges associated with development of the Company’s commercial and federal products.  These research and development expenses amounted to approximately $662,000 and $702,000 during fiscal 2007 and 2008, respectively.

The Company invests in intellectual property in the form of proprietary products such as SteelWorks®.  SteelWorks® is an appliance management software that provides self-management and self-maintenance functionality to its appliance server offerings and allows its customers to quickly create a fully integrated turnkey appliance server.  The Company is working to expand SteelWorks® to address the needs of small to midsize businesses that require access to company data and attachments via their Blackberry handheld device.  This product is called SteelWorks® Mobile for the Blackberry Enterprise Server.  This mobile business solution makes a BlackBerry® connection to company data and attachments easy to install and easy to manage.  It is hardware and software in a low cost easy to install solution.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)
OCTOBER 31, 2007 AND 2008

Financial Instruments and Concentration of Credit Risk

The carrying value of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, notes payable and its line of credit approximates fair value.  Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The cash is held by high credit quality financial institutions.  For accounts receivable, the Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral.  The Company maintains reserves for possible credit losses.  As of October 31, 2007 and 2008, the Company had allowance for doubtful account balances of approximately $40,000 and $36,000, respectively.  The carrying amount of the receivables approximates their fair value.

Advertising Expenses

The Company expenses advertising costs as incurred.  Advertising costs consisted of expenditures for tradeshows, website maintenance, radio advertisements, and other charges associated with the dissemination of important Company news and product features to the public.  Advertising expense amounted to approximately $125,000 and $298,000 during fiscal 2007 and 2008, respectively.

Earnings Per Share

The Company follows the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share” which requires the Company to present basic and fully diluted earnings per share.  Basic earnings per share is based on the weighted average shares outstanding during the period.  Diluted earnings per share increases the shares used in the basic share calculation by the dilutive effect on net income from continuing operations of stock options and warrants.  The dilutive weighted average number of common shares outstanding excluded potential common shares from stock options of approximately 557,000 and 352,000 for the fiscal years ending October 31, 2007 and 2008 respectively.  These shares were excluded from the earnings per share calculation due to their antidilutive effect resulting from the loss from operations.

Recent Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in U.S. Generally Accepted Accounting Principles more consistent and comparable.  SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  Therefore, the Company is required to adopt SFAS No. 157 in the first quarter of 2009.  The Company does not believe the provisions of SFAS 157 will have a material impact on its financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”).  SFAS No. 159 provides a choice to measure many financial instruments and certain other items at fair value and requires disclosures about the election of the fair value option.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  Therefore, the Company is required to adopt SFAS No. 159 in the first quarter of 2009.  The Company does not believe the provisions of SFAS 159 will have a material impact on its financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)
OCTOBER 31, 2007 AND 2008

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007) “Business Combinations” (“SFAS No. 141R”).  SFAS No. 141R, which replaces SFAS No. 141, requires that the acquisition method of accounting (which SFAS No. 141 called the “purchase method”) be used for all business combinations and for an acquirer to be identified for each business combination.  SFAS No. 141R also establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS No. 141R also requires that acquisition-related costs be recognized separately from the business combination.  SFAS No. 141R will apply prospectively to business combinations for which the acquisition date is after fiscal years beginning on or after December 15, 2008.  The Company is in the process of evaluating the effect, if any; the adoption of SFAS No. 141(R) will have on its financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”).  SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements.  Its intention is to eliminate the diversity in practice regarding the accounting for transactions between an entity and noncontrolling interests.  This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The Company is in the process of evaluating the effect, if any; the adoption of SFAS No. 160 will have on its financial statements.

 In February 2008, the FASB issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”).  FSP 157-2 deferred the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.  The Company is in the process of evaluating the effect, if any; the adoption of FSP 157-2 will have on its financial statements.

 In October 2008, the FASB issued Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is not Active” (“FSP 157-3”).  FSP 157-3 provides guidance for determining the fair value of a financial asset in an inactive market.  The Company is in the process of evaluating the effect, if any; the adoption of FSP 157-3 will have on its financial statements.

 In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion.” (“APB 14-1”). APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate.  The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense.  APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period.  The Company in the process of evaluating the effect, if any; the adoption of APB 14-1 will have on its financial statements.

4.           Inventories

Inventories consisted of the following:

	Years ended October 31,
	2007	2008
Raw materials	$758,154	$344,898
Work in process	290,603	-
Finished goods	129,638	177,022
	$1,178,395	$521,920

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)
OCTOBER 31, 2007 AND 2008

5.           Property and Equipment and Equipment on Lease

Property and equipment, including leasehold improvements, are stated at cost.  Property and equipment are depreciated using the straight-line method over the estimated useful lives ranging from one to five years.  Furniture and fixtures are depreciated over an estimated useful life of five years.  Leasehold improvements are amortized over the related lease term.

Any tenant allowances have been recorded as deferred rent and will be recognized as a reduction in rent expense over the applicable lease term.

Property and equipment consisted of the following:

	Years ended October 31,
	2007	2008
Computer and office equipment	$637,063	$296,215
Furniture and fixtures	38,530	38,530
Leasehold improvements	941,617	941,617
Other	230,279	112,668
	1,847,489	1,389,030
Less accumulated depreciation and amortization	(1,045,201)	(762,590)
	$802,288	$626,440

As discussed in Note 3 “Significant Accounting Policies” to the Notes to Consolidated Financial Statements, the Company owns equipment that is currently at customer sites under multiple operating lease agreements.  The cumulative cost of the equipment was $1,196,195 and $987,741 at October 31, 2007 and 2008 respectively.  The Company depreciates its leased property and equipment assets over the lesser of the related lease term or the useful life of the leased asset.  The related cumulative accumulated depreciation on the equipment was $872,291 and $545,642 at October 31, 2007 and 2008, respectively.

6.           Bank Lines of Credit and Notes Payable

Operating Line of Credit

On March 6, 2008, the Company renewed its bank line of credit that allows the Company to borrow an amount to the lesser of its collateralized cash on hand or $3.5 million.  The line of credit bears interest at the LIBOR Market Index rate plus 1.25%.  The line of credit is secured by all assets of the Company and expires and is subject to renewal on March 31, 2009.  There were no outstanding borrowings on the line of credit at October 31, 2007 and 2008.

Notes Payable

Notes payable consisted of the following:

	Years ended October 31,
	2007	2008
Asset loans, bearing interest at annual interest rates from 0.0% to 4.9% due in aggregate monthly payments of $676 to expire in October 2010, $348 and $359, that expired in July 2008 and July 2008, respectively, secured by certain assets of the Company	$28,284	$15,441
Less current portion	12,842	7,538
Notes payable, long-term	$15,442	$7,903

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)
OCTOBER 31, 2007 AND 2008

7.      Commitments

Operating Leases

The Company has executed non-cancelable leases for its headquarters and operations facilities.  The operating expenses associated with these facilities are included in the monthly rent expense.  The operations facilities lease expires in August 2014 and the headquarters lease expires in August 2009.  The Company recognizes rent holiday periods, scheduled rent increases and tenant improvement allowances on a straight-line basis over the lease term beginning with the commencement date of the lease.  Rent expense for office space under these leases, which is recorded on a straight-line basis over the life of each lease, was approximately $526,000 and $526,000 for the years ended October 31, 2007, and 2008, respectively.

 Additionally, the Company leases office equipment under non-cancelable operating leases expiring in September of 2009.  Total rental expense was $21,000 and $19,000 for the years ended October 31, 2007, and 2008, respectively.

Future minimum lease expenditures under all non-cancelable operating leases at October 31, 2008 are as follows:

2009	485,823
2010	268,991
2011	268,991
2012	268,991
2013	268,991
2014	224,160
Total	$1,785,947

8.      Employment Agreements

 The Company has employment contracts for two key executives.  The agreements have terms of 3 years, expiring in August 2010 and October 2010, respectively, and automatically renew for additional one-year terms unless terminated by either the Company or the employee.  The aggregate annual minimum commitment under these agreements is approximately $475,000.

In August 2007, the Company entered into an employment agreement with Mr. Frick pursuant to which Mr. Frick will serve as the Company's President and Chief Executive Officer.  The term of the Employment Agreement is for three years, subject to certain termination provisions.  Also in August 2007, the Company entered into an employment resignation agreement with Cliff Sink pursuant to which Mr. Sink resigned his positions as President and Chief Executive Officer and Board Member of the Company effective November 1, 2007.

On October 31, 2007, the Company entered into an amended employment agreement with Kevin Murphy, the Company's current Chief Financial Officer, pursuant to which the terms of Mr. Murphy's employment agreement, dated June 8, 2004, were amended.  Under the terms of the Amended Agreement, Mr. Murphy shall continue to serve as the Chief Financial Officer of the Company for an additional thirty-six (36) months, commencing from the date of the Amended Agreement.  Mr. Murphy shall also serve as the Company's Executive Vice President.

9.      Stockholders’ Equity

Issuance of Unregistered Common Stock

On March 7, 2007, the Company issued 21,504 shares of its common stock to members of its Board of Directors.  The shares were valued at $0.99 based upon the closing price of the Company’s common stock on that date.  The total expense associated with this stock issuance was approximately $21,000.

Warrants

On September 14, 2007, the Company issued 100,000 warrants in exchange for investor relations services valued at approximately $56,000.  The warrants were issued at an exercise price of $1.28 and expire September 14, 2012.  The fair value of the warrants was estimated in four equal tranches over a four-month vesting period using the Black- Scholes Option pricing fair value model.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)
OCTOBER 31, 2007 AND 2008

The Company recognized $40,000 and $56,000 of sales and marketing expense associated with the issuance of warrants in exchange for services for the fiscal years ended October 31, 2007 and 2008 respectively.

10.    Stock Based Compensation

The Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”) on November 1, 2005.  Issued in December 2004, SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements.  Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the employee’s requisite service period.  Stock-based compensation expense for the year ended October 31, 2007 and 2008 increased the Company’s basic and diluted loss per share by approximately $0.03 and $0.03, respectfully.  The estimated fair value of the Company’s stock-based awards is amortized on a straight-line basis over the awards’ vesting period.

A summary of the total stock-based compensation expense for the fiscal years ended October 31, 2007 and 2008 is as follows:

	Year ended
Stock based expense allocation	October 31, 2007	October 31, 2008
Cost of goods sold	$-	$24,000
General and administrative	286,000	294,000
Selling and marketing	-	29,000
Research and development	-	21,000
Severance and restructuring	57,000	-
Total stock compensation	$343,000	$368,000

Stock Options

In January 1997, the Company adopted the 1997 Stock Option Plan (the “1997 Option Plan”).  Under the 1997 Option Plan, options to purchase a maximum of 2,650,000 shares of the Company’s common stock (subject to adjustments in the event of stock splits, stock dividends, recapitalizations and other capital adjustments) may be granted to employees, officers and directors of the Company and certain other persons who provide services to the Company.  In addition, the Company established the 2002 Stock Option Plan (the “2002 Option Plan”) in May 2002, which permits the Company to grant up to 750,000 options to employees, officers and directors of the Company and certain other persons who provide services to the Company under that Plan.  In May 2004, the Company’s shareholders approved an amendment to the Company’s 2002 Stock Option Plan to increase the number of options available under the plan from 750,000 to 1,500,000.  In May 2007, the Company’s shareholders approved the 2007 Stock Option Plan which permits the Company to grant up to 1,500,000 options to employees, officers and directors of the Company.  In May 2008, the Company’s shareholders approved an amendment to the Company’s 2007 Stock Option Plan creating the Amended 2007 Stock Option and Restricted Stock Plan (the “2007 Option and Restricted Stock Plan”).  The 2007 Stock Option and Restricted Stock Plan permits the Company to issue restricted stock awards to employees, officers and directors of the Company in addition to stock option awards.

As of October 31, 2008, there were no options available for future grants under the 1997 Option Plan, 158,710 options available for future grants under the 2002 Option Plan and 1,433,334 options and/or restricted stock awards available for future grants under the 2007 Option and Restricted Stock Plan.

Stock options are generally granted at the fair market value of its common stock at the date of grant.  The options vest ratably over a stated period of time not to exceed four years.  The contractual terms of the options are five or ten years.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)
OCTOBER 31, 2007 AND 2008

A summary of the Company’s stock option activity as of October 31, 2008 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)
Outstanding at October 31, 2007	1,786,000	$1.13	3.17
Exercisable at October 31, 2007	686,625	$1.60	2.33
Options granted	1,015,000	$1.26
Options exercised	196,290	$0.62
Options canceled or expired	622,210	$1.13
Outstanding at October 31, 2008	1,982,500	$1.24	3.42
Exercisable at October 31, 2008	879,584	$1.36	2.51

The total options outstanding do not include 600,000 non-qualified options granted to the former IDP stockholders that are not included in the Option Plan.

The aggregate intrinsic value of options exercised during the fiscal years ended October 31, 2008 was approximately $93,000.  There were no options exercised during the fiscal year ended October 31, 2007.  The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.  There was no intrinsic value for options outstanding or options exercisable for year ended October 31, 2008.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing fair value model.  This model is calculated based on exercise price, an expected annual dividend yield of 0% and several subjective assumptions, including the expected term and expected stock price volatility over the expected term.  The weighted-average grant-date fair value of options granted during the fiscal years ended October 31, 2007 and 2008 was $0.39 and $0.51, respectively.

The fair value of the Company’s Stock Option awards granted during the fiscal year ended October 31, 2007 were estimated based upon the following assumptions:

	Years ended October 31,
	2007	2008
Expected term (years)[1]	0.42 to 3.50	3.25 to 3.70
Expected stock price volatility[2]	58.2% to 64.2%	57.6% to 60.1%
Weighted average volatility[2]	59.4%	58.80%
Risk-free interest rate[3]	3.81% to 5.03%	2.03% to 2.92%

1 - Expected term.  For awards granted prior to January 1, 2008, expected term for the stock option awards was calculated based upon the simplified method set out in the SEC Staff Accounting Bulletin No. 107 (“ SAB 107”).  For awards granted after January 1, 2008 the Company continued to use the simplified method set out in SAB 107 for grants with two-year graded vesting for which it lacked sufficient historical share option exercise data in accordance with SEC Staff Accounting Bulletin No. 110.  Expected term for grants of one year cliff vesting stock option awards was calculated based upon historical share option exercises for which the Company did have sufficient historical data.

2 - Expected stock price volatility.  Expected stock price volatility for Stock Option awards is calculated using the weighted average of the Company’s historical volatility over the expected term of the award.

3 - Risk-free interest rate.  The risk-free interest rate is calculated based on the U.S Treasury yield curve on the grant date and the expected term of the award.

The Company modified the stock option agreement of one employee in fiscal year 2007.  As a result of the modification the Company recorded and additional $57,000 of stock-based compensation expense which was recorded as severance and restructuring expense.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)
OCTOBER 31, 2007 AND 2008

A summary of the Company’s outstanding stock options at October 31, 2008 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Exercise Price	Average Remaining Contractual Life	Number Outstanding	Weighted- Average Exercise Price

$0.55-$1.75	1,687,500	$1.04	3.84	584,584	$0.85
$1.76-$4.50	295,000	$2.37	1.00	295,000	$2.37
$0.55-$4.50	1,982,500	$1.24	3.42	879,584	$1.36

A summary of the status of the Company’s nonvested shares as of October 31, 2008, and changes during the fiscal year ended October 31, 2008, is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at October 31, 2007	1,099,375	$.046
Options granted	1,015,000	$0.51
Options vested	(606,459)	$0.51
Options forfeited	(405,000)	$0.36
Nonvested at October 31, 2008	1,102,916	$0.52

The Company recognized approximately $306,000 and $364,000 of stock-based compensation expense associated with stock option awards in the fiscal years ended October 31, 2007 and 2008, respectively.  As of October 31, 2008, unrecognized compensation expense related to nonvested stock options was $341,000 which is expected to be recognized through September 2010 over a weighted average period of 0.65 years.  The total fair value of shares vested during the years ended October 31, 2007, and 2008 was approximately $111,000 and $309,000 respectively.

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

As of October 31, 2008, there were 267,765 options available for future grants under the Amended Stock Purchase Plan.

The fair value of each ESPP award is estimated on the date of the grant using the Black-Scholes option-pricing fair value model.  This model is calculated based on exercise price, an expected annual dividend yield of 0%, the expected term and a subjective assumption, expected stock price volatility over the expected term.  The Company used FASB Technical Bulletin No. 97-1, “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option,” in determining the fair value of its ESPP awards.  The fair value of the Company’s ESPP awards granted during the fiscal year ended October 31, 2007 and 2008 was estimated based upon the following assumptions:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)
OCTOBER 31, 2007 AND 2008

	Years ended October 31,
	2007	2008
Expected term (years)[1]	0.50	0.50
Expected stock price volatility[2]	67.9% to 83.6%	64.6%
Risk-free interest rate[3]	4.15% to 5.09%	1.53%

1 - Expected term.  Expected term for ESPP awards is equal to the vesting period of the award.

2 - Expected stock price volatility.  Expected stock price volatility for ESPP awards is calculated using the weighted average of the Company’s historical volatility over the expected term of the award.

3 - Risk-free interest rate.  The risk-free interest rate is calculated based on the U.S. Treasury yield curve on the grant date and the expected term of the award.

The Company recognized approximately $4,000 of stock-based compensation expense associated with ESPP awards in the fiscal year ended October 31, 2008.  As of October 31, 2008, there was not any unrecognized compensation cost related to ESPP awards.

Restricted Stock Awards

Restricted stock awards are issued pursuant to the Company’s 2007 Stock Option and Restricted Stock Plan.  The Company’s restricted stock grants are accounted for as equity awards.  The expense is based on the price of the Company’s common stock, and is recognized on a straight-line basis over the requisite service period.  The Company’s restricted stock agreements do not contain any post-vesting restrictions.  The restricted stock award grants vest ratably over a two to three year period.

In September of 2007, the Company granted 180,000 shares of restricted stock.  The weighted average restricted stock grant fair value for fiscal year ended October 31, 2007 was $1.22.  None of the restricted stock award grants were vested or cancelled in the fiscal year ended October 31, 2007.  No restricted stock awards were granted during the fiscal year ended October 31, 2008.

A summary of the Company’s restricted stock award activity as of October 31, 2008, and changes during the year then ended are as follows:

	Shares	Weighted- Average Price/Share	Intrinsic Value
Nonvested at October 31, 2007	180,000	$1.22
Granted	-	$-
Vested and issued	-	$-
Cancelled	(113,334)	$1.24
Nonvested at October 31, 2008	66,666	$1.20	$39,332

The Company recognized $5,000 of stock-based compensation expense associated with restricted stock awards in the fiscal year ended October 31, 2007.  The Company did not recognize any stock-based compensation expense associated with restricted stock awards in the fiscal year ended October 31, 2008.  As of October 31, 2008, unrecognized compensation expense related to nonvested restricted stock awards was $75,000 which is expected to be recognized through September 2010 over a weighted average period of 1.36 years.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)
OCTOBER 31, 2007 AND 2008

11.    Income Taxes

The provision for income taxes consists of the following:

Years ended October 31,
	2007	2008

Current:
Federal	$-	$-
State	-	-
Deferred:
Federal	-	-
State	-	-
Total Provision for income taxes	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Components of the Company’s net deferred tax asset balance are as follows:

	Years ended October 31,
	2007	2008
Deferred tax assets:
Current portion:
Accrued expenses	$114,633	$61,390
Asset reserves	14,498	72,156
Other	3,452	31,674
Total current portion	132,583	165,220
Long term portion:
Net operating loss carryforwards	15,357,452	16,318,196
Deferred rent	65,603	58,768
Stock compensation	25,418	83,890
Investment reserve	55,009	55,252
Depreciation	149,823	153,128
Intangibles	827,821	757,560
Total long term portion	16,481,126	17,426,794
Deferred tax credit:
Valuation allowance	(16,613,709)	(17,525,032)
Total deferred tax asset	$-	$66,982
Deferred tax liabilities:
Current portion:
Change in accounting method	-	(33,491)
Long term portion:
Change in accounting method	-	(33,491)
Total deferred tax liability	$-	$(66,982)
Net deferred tax asset	$-	$-

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)
OCTOBER 31, 2007 AND 2008

As of October 31, 2008, the Company had approximately $44.4 million in pretax net operating loss carryforwards reported on its tax returns, which expire between 2011 and 2028.  Of this amount, approximately 132,000 is unrecognized in the financial statement under SFAS 123R related to stock-based compensation that has not yet provided a benefit due to the Company’s net operating loss position.  The Company completed an analysis as of October 31, 2008 to determine whether there was any limitation on its net operating loss carryforwards under Section 382 of the Internal Revenue Code.  The Company determined that as of October 31, 2008, there was no limitation on its net operating loss carryforwards.

As of October 31, 2008, the Company has recorded a valuation allowance of approximately $17.5 million against the total deferred tax asset of $17.6 million.  The portion of the valuation allowance for which subsequently recognized benefits will increase stockholders’ equity was $0.3 million.  In assessing the amount of the valuation allowance as of October 31, 2008, we considered, in particular, our forecasted operations for the next fiscal year, taking into account our year to date results of operations, current backlog of orders, including those recently received, and other significant opportunities currently in our sales and marketing pipeline with a high probability of generating revenues.  Based upon this review, management determined that it is not more likely than not its net deferred tax assets will be realized and has provided a valuation allowance against all deferred tax assets as of October 31, 2008.

The reconciliation of income tax from the federal statutory rate of 34% is:

	Years ended October 31,
	2007	2008

Tax at statutory rates:	$(661,162)	$(938,251)
Non-deductible (income) expenses, net	8,141	8,866
Stock based compensation	92,718	73,784
Valuation allowance	(957,715)	911,323
State income tax, net of federal benefit	(51,974)	(78,216)
Change in state tax rates	885,957	(73,201)
True-up of net-operating loss	687,854	87,985
Other	(3,819)	7,710
	$-	$-

The Company conducts business in the U.S. and is subject to U.S. taxes.  As a result of its business activities, the Company files tax returns that are subject to examination by the respective federal and state tax authorities.  For income tax returns filed by the Company, the Company is no longer subject to U.S. federal, or state tax examination by tax authorities for years before the tax year ended October 31, 2005, although significant net operation loss carryforward tax attributes that were generated prior to the tax year ended October 31, 2005 may still be adjusted upon examination by tax authorities if they either have been or will be utilized.

As a result of the adoption of FIN 48, the Company identified unrecognized tax benefits of $615,674 related to tax positions taken in prior years that did not meet the more-likely-than-not recognition threshold based on the technical merits of the tax position taken.    We have a valuation allowance against the full amount of our net deferred tax assets and therefore, the adoption of FIN 48 had no impact on our retained earnings.

During the year ended October 31, 2008, we increased our unrecognized tax benefits by approximately $100,000 due to windfall benefits from stock options exercised and additional exposures identified during the year.  The Company reduced its unrecognized tax benefits by approximately $654,000 by adjusting its NOL carryforwards and making an automatic change in accounting method.  Both of these adjustments were made with the filing of the Company’s income tax return for the year ended October 31, 2007 in July 2008.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)
OCTOBER 31, 2007 AND 2008

The change in the Company’s unrecognized tax benefits related to FIN 48 and SFAS 123R are shown in the table below:

Balance at November 1, 2007	$615,674
Additions related to current year tax positions	50,971
Additions related to current year windfall tax benefits not recognized under SFAS 123R	48,697
Reduction for tax positions related to the current year	-
Additions for tax positions of prior years	54
Reductions for tax positions of prior years	-
The amounts of decreases in the unrecognized tax benefits relating to settlements with taxing authorities	(654,251)
Expiration of the statute of limitations for the assessment of taxes	-
Balance at October 31, 2008	$61,145

The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is zero.  The Company does not expect its unrecognized tax benefit liability to change significantly over the next 12 months.  The Company’s accounting policy is to recognize interest and penalties related to income tax matters in general and administrative expense.  The Company has $0 accrued for interest and penalties as of October 31, 2008.

The exercise of stock options during the year ended October 31, 2008 generated an income tax deduction equal to the excess of the fair market value over the exercise price.  In accordance with SFAS No. 123R, the Company will not recognize a deferred tax asset with respect to the excess stock compensation deductions until those deductions actually reduce the Company’s income tax liability.  As such, the Company has not recorded a deferred tax asset related to the net operating losses of approximately $132,000 resulting from the exercise of these stock options in the accompanying financial statements.  At such time as the Company utilizes these net operating losses to reduce income tax payable, the tax benefit will be recorded as an increase in additional paid in capital.

12.    Earnings Per Share

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

	Years ended October 31,
	2007	2008
Numerator:
Net (loss) from operations	$(1,944,595)	$(2,759,562)
Denominator:
Denominator for basic earnings per share- weighted-average shares	14,286,551	14,493,215
Effect of dilutive securities:
Employee stock options	–	–
Warrants	–	–
Restricted stock	–	–
Dilutive potential common shares	–	–
Denominator for diluted earnings per share - adjusted weighted-average shares and assumed conversions	14,286,551	14,493,215

(Loss) per share from operations, basic and diluted	$(0.14)	$(0.19)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)
OCTOBER 31, 2007 AND 2008

13.    Retirement Plans

401(k) Plans

The Company maintains a 401(k) (the “Plan”) for all current employees.  Under the Plan, employees are eligible to participate the first calendar day of the month following their first day of service and attaining the age of 18.  Employees could defer up to $15,500 of compensation in calendar year 2008.  Employee contributions are subject to Internal Revenue Service limitations.  All employees who contributed to the Plan are eligible to share in discretionary Company matching contributions.  The Company match is equal to 50% of employee contributions up to 6%.  Company contributions vest over 5 years.  In fiscal 2007 and 2008, the Company contributed approximately $88,000 and $72,000 to the participants of the 401(k), respectively.

14.    Segment Reporting

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

15.    Related Party Transactions

An individual who is a director is also founding member of Gersten Savage LLP, who provides legal services to the Company.  During the fiscal years ended October 31, 2007 and 2008, the Company paid Gersten Savage LLP approximately $83,000 and $93,000, respectively, in legal fees.

16.    Commitments and Contingencies

The Company has accrued approximately $58,000 pertaining to non-income taxes and related interest and penalties that would have resulted from the failure to file the associated returns.  The Company intends to file the necessary returns to resolve the contingency.

17.    Subsequent Event

On January 12, 2009, the Company and Robert E. Frick, the Company’s Chief Executive Officer and President, mutually terminated Mr. Frick’s employment agreement as a result of Mr. Frick’s health.  Mr. Frick also resigned from the Board.

On January 14, 2009, the Board appointed Brian Hajost, a former executive officer of the Company, as the Company’s Chief Executive Officer, President and a member of the Board, and Kevin Murphy, the Company’s current Chief Financial Officer and Executive Vice President, as a member of the Board.