Form 10-K/A
period 2008-10-31
STEELCLOUD INC
filed 2009-03-04
CIK 1058027

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

Documents incorporated by reference: none

EXPLANATORY NOTE

This amendment on Form 10-K/A (“Amendment No. 1”) amends SteelCloud, Inc.’s (the “Company”) Annual Report on Form 10-K for the  fiscal  year ended  October  31,  2008,  which was filed with the Securities and Exchange Commission (the "Commission") on January 29,  2009 (the "2008 Form 10-K"),  and is being filed to include the information  required by Items 10 through 14, required  by Part  III of Form  10-K.  In  accordance  with  General Instruction  G to Form 10-K,  the 2008 Form 10-K did not include the information required by Items 10 through 14 of Part III of Form 10-K as the Company contemplated that such information would be included in its definitive  proxy  statement  pursuant to Regulation 14A prepared in connection with the Company's 2008 Annual Meeting of Stockholders (the "Definitive Proxy  Statement"), which was  expected  to be filed on or before the 120th day after the end of the fiscal  year  covered  by the  2008  Form  10-K, which date is March 2, 2009.  Due to the Company’s decision to include a non-routine item on the agenda for the 2008 Annual Meeting of Stockholders relating to increasing the number of the Company’s authorized shares of common stock, the Company was required to first file a preliminary proxy statement, which it filed on March 2, 2009. The Company expects to file the Definitive Proxy Statement on or about March 12, 2009. Accordingly, the information required by Items 10 through 14 of Part III is no longer being incorporated by reference to the Company’s Proxy Statement, and this Amendment No. 1 is being filed to include such information herein.

The Company is also filing as exhibits to this Amendment No.1 the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.  Because no financial statements are contained within this Amendment No. 1, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

This Amendment No. 1 is not intended to update any other information presented in the 2008 Form 10-K as originally filed, except where specifically noted.

i

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Biographical descriptions of each of the Company’s Directors and executive officers can be found below:

Name	Age	Position
Brian H. Hajost	52	President and Chief Executive Officer and Director
Kevin M. Murphy	37	Chief Financial Officer and Executive Vice President
James Bruno	73	Director
VADM E. A. Burkhalter, Jr. USN	80	Director
Jay Kaplowitz	62	Director
Ashok Kaveeshwar	67	Director
Benjamin Krieger	71	Director

Brian H. Hajost has most recently served as a consultant to the Company. From February 2007 until June 2008, Mr. Hajost served as Executive Vice President of Cryptek, Inc. Mr. Hajost served as Chief Operating Officer of the Company from December 2003 until June 2006 and President from June 2005 until June 2006. Prior to December 2003, he served as the Company's Executive Vice President of Sales & Marketing from June 2001 until his promotion to the Chief Operating Officer position in 2003. Mr. Hajost also founded two consulting companies in 2006 and 2008.

Kevin Murphy has served as Chief Financial Officer of the Company since January 2004. In October 2007, Mr. Murphy was also appointed as the Company's Executive Vice President. In December 2006, he was appointed as the Secretary of the Company. From May 2000 to December 2006, he served as the Company's Vice President of Finance and Administration and Assistant Secretary of the Company since May 2000. Prior thereto, he served as Chief Accounting Officer and Controller of the Company. Prior to May 2000, Mr. Murphy was employed by Ernst & Young, LLP where he served as a manager in the audit practice. Mr. Murphy holds a Bachelor of Business Administration degree from James Madison University. He is also a Certified Public Accountant.

James Bruno has served as a Director of the Company since September 2000.  Mr. Bruno has served as a member of the Audit Committee of the Company’s Board of Directors since January 2004.  Mr. Bruno was formerly President of Syntrex Corporation, prior to which he served as President of the Computer Division of Perkin Elmer Corporation.  He had formerly served in various management positions with Electronic Associates, Inc.  Mr. Bruno has extensive experience in the computer industry, as well as corporate acquisitions.  He served as a consultant to SteelCloud, Inc. in 1997 and 1998.

Vice Admiral E. A. Burkhalter, Jr., USN (Ret.) has served as a Director of the Company since January 1997.  In July 2006, Mr. Burkhalter was appointed Chairman of the Board of Directors.  Mr. Burkhalter has served as a member of each of the Audit Committee, Executive Committee and the Compensation Committee of the Company’s Board of Directors since January 2004.  Mr. Burkhalter is currently the President of Burkhalter Associates, Inc., a consulting firm providing services in the areas of international and domestic strategy, management policy and technology applications, for both government and industry.  Mr. Burkhalter spent 40 years as a member of the United States Navy, during which time he held several positions, including Director of Strategic Operations for the Chairman of the Joint Chiefs of Staff.  He is currently a member of the Defense Intelligence Agency Leadership Council.  He is also a trustee of the US Naval Academy Foundation, and a trustee of the Benedictine Foundation.

Jay M. Kaplowitz has served as a Director of the Company since September 2000.  Mr. Kaplowitz has served as a member of the Compensation Committee of the Company’s Board of Directors since January 2004.  Mr. Kaplowitz is a founding partner of the law firm Gersten Savage LLP, the Company’s securities counsel.  Mr. Kaplowitz has more than thirty years experience in corporate, banking and securities law.  He has negotiated and structured numerous financial and business transactions and has extensive expertise in public and private equity and debt offerings.  Mr. Kaplowitz is a managing member of Formula Capital, LLC, a private equity fund, and is on the board of Rusoro Mining Ltd., a company listed on the TSXV (CDNX: RML.V) and of several private companies.  He received a JD from Boston University, and a BA from Brooklyn College, City University of New York.

Benjamin Krieger has served as a Director of the Company since September 1999.  Mr. Krieger has served as a member of the Compensation Committee and the Audit Committee of the Company’s Board of Directors since January 2004.  Mr. Krieger is currently a partner with WhiteKnight Solutions, LLC, a business consulting firm that specializes in acquisitions, divestitures and strategic alliances.  Mr. Krieger was formerly a partner with Corporate Development International, an international company search firm, where he specialized in the pulp and paper, packaging, graphic arts and distribution industries.  Prior to Corporate Development International, he was President, CEO and a Director of Ris Paper Company.  Mr. Krieger began his career with the Mead Corporation where he was promoted through the Company during his 25-year tenure.

Ashok Kaveeshwar, Ph.D., has served as a Director of the Company since March 2007.  Dr. Kaveeshwar has served as a member of the Executive Committee since 2007.  Dr. Kaveeshwar has 35 years of technical, management and executive experience with high technology firms serving both the public and private sectors.  He has also served in the Federal Government as the first administrator of the Research & Innovative Technology Administration (RITA) at the United States Department of Transportation, a Presidential appointment requiring Senate confirmation.  Prior to that, he was President of Orange Technologies, Inc, a company providing government and commercial customers with project life cycle management software and solutions.  Previously, Dr. Kaveeshwar held various senior executive positions with Raytheon Corporation, Hughes Electronics Corporation, ST Systems Corporation (STX) and Systems & Applied Sciences Corporation.  Dr. Kaveeshwar has a Ph.D. in Physics from the University at Buffalo (SUNY), Buffalo, NY.

In fiscal year 2008, the Board of Directors met seven (7) times (including by teleconference).  All Directors attended at least 75% of the meetings.

Involvement in Certain Legal Proceedings

No Director, executive officer, promoter or control person of the Company has, during the last five years: (i) been convicted in or is currently subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any Federal or state securities or banking or commodities laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy or for the two years prior thereto.

Independence of Directors

The Board has determined that Messrs. Bruno, VADM Burkhalter, Kaplowitz, Kaveeshwar and Krieger, are independent Directors as defined in Nasdaq Marketplace Rule 4200.

Committees of the Board

During the fiscal year ended October 31, 2008, the Board of Directors held a total of seven (7) meetings (including teleconference).  All Directors attended at least 75% of the aggregate of all meetings of the Board of Directors and any committees of the Board on which they served, during the fiscal year ended October 31, 2008.

The Audit Committee appoints and provides for the compensation of the Company’s independent auditors; oversees and evaluates the work and performance of the independent auditors; reviews the scope of the audit; considers comments made by the independent auditors with respect to accounting procedures and internal controls and the consideration given thereto by the Company’s management; approves all professional services to be provided to the Company by its independent auditors; reviews internal accounting procedures and controls with the Company’s financial and accounting staff; oversees a procedure that provides for the receipt, retention and treatment of complaints received by the Company and of confidential and anonymous submissions by employees regarding questionable accounting or auditing matters; and performs related duties as set forth in applicable securities laws, Nasdaq corporate governance guidelines, and the Audit Committee charter (the “Audit Committee”).  The Audit Committee functions pursuant to the Audit Committee charter adopted by the Board in fiscal 2001.  A copy of the Audit Committee Charter can be found on the Company’s web site at www.steelcloud.com.    The Audit Committee met nine (9) times (including by teleconference) during the fiscal year ended October 31, 2008.  The Audit Committee is currently composed of James Bruno, VADM Burkhalter and Benjamin Krieger.  The Board has determined that all current members of the Audit Committee are independent Directors under the rules of the Nasdaq Stock Market and each of them is able to read and understand fundamental financial statements.  The Board has determined that James Bruno is the Company’s Audit Committee “financial expert” as defined in Item 407(d) of Regulation S-K.

The Compensation Committee has such powers as may be assigned to it by the Board of Directors from time to time and is currently charged with, among other things, determining compensation packages for the Chief Executive Officer, the President and the Chief Financial Officer of the Company, establishing salaries, bonuses and other compensation for the Company's executive officers and with administering the Company’s Amended 2007 Stock Option and Restricted Stock Plan, the Company’s 2007, 2002 and 1997 Incentive Stock Option Plans, as amended (the "Stock Option Plans"), the 1998 Employee Stock Purchase Plan, as amended (the "1998 Purchase Plan") and recommending to the Board of Directors changes to such plans (the “Compensation Committee”).  Generally, on its own initiative the Compensation Committee reviews the performance and compensation of the Chief Executive Officer and Chief Financial Officer and, following discussions with those individuals, establishes their compensation levels where it deems appropriate. For the remaining officers, the Chief Executive Officer makes recommendations to the Compensation Committee that generally, with such adjustments and modifications that are deemed necessary or appropriate by the Compensation Committee, are approved. With respect to equity-based compensation awarded to others, the Compensation Committee grants stock-based compensation, generally based upon the recommendation of the Chief Executive Officer.

The Compensation Committee met four (4) times (including by teleconference) during fiscal 2008.  The Compensation Committee is currently composed of VADM Burkhalter, Jay M. Kaplowitz and Benjamin Krieger.  The Board has determined that all current members of the Compensation Committee are independent Directors under the rules of the Nasdaq Stock Market. The Compensation Committee does not have a charter.

The Board of Directors has an Executive Committee (the "Executive Committee"), the members of which are VADM Burkhalter and Ashok Kaveeshwar.  Kevin Murphy was appointed as an advisor to the Executive Committee in January 2004 by the Board of Directors.  The Executive Committee has such powers as may be assigned to it by the Board of Directors from time to time and is currently charged with, among other things, recommending to the Board of Directors the criteria for candidates to the Board of Directors, the size of the Board of Directors, the number of committees of the Board of Directors and their sizes and functions, and the nomination and selection of Board of Directors' candidates and committee members and rotation of committee members.  In addition, the Executive Committee is responsible for establishing and implementing an annual evaluation process for the Chief Executive Officer and the Board of Directors and periodically assessing the overall composition of the Board of Directors to ensure an effective membership mix and, when appropriate, recommending to the Board of Directors a Chief Executive Officer succession plan and succession process.  The Executive Committee met ten (10) times during fiscal 2008.  The Executive Committee does not have a charter.

Code of Ethics

On September 9, 2004, the Board adopted a Code of Ethics that applies to the Chief Executive Officer, Principal Executive Officers, Senior Financial Officers and Board of Directors.  A copy of the Code of Ethics can be found on the Company’s web site at www.steelcloud.com.  The Code of Ethics sets forth the Company’s policies and expectations on a number of topics, including: Integrity of Records and Financial Reporting; Compliance with Laws, Rules and Regulations; Conflict of Interest; Corporate Opportunities; Fair Dealing; Confidentiality; Reporting any Illegal of Unethical Behavior; and Waivers.

The Audit Committee of the Board of Directors of the Company reviews the Code of Ethics annually, and proposes changes or amendments to the Code of Ethics as appropriate.  Changes or amendments proposed by the Audit Committee are submitted to the Board of Directors for review.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires the Company’s Officers and Directors, and persons who own more than 10% of the Company’s common stock to file reports of ownership and changes in ownership of the Company’s common stock with the Securities and Exchange Commission and Nasdaq.  Based solely on a review of the copies of such reports and written representations from the reporting persons that no other reports were required, the Company believes that during the fiscal year ended October 31, 2008, its Executive Officers, Directors and greater than ten percent shareholders filed on a timely basis all reports due under Section 16(a) of the Exchange Act.

Audit Committee Report

The Audit Committee has reviewed and discussed the Company's audited financial statements for the fiscal year ended October 31, 2008 with management and has received the written disclosures and the letter from Grant Thornton LLP, the Company's independent auditors, required by applicable requirements of the Public Company Accounting Oversight Board regarding communications with the audit committee concerning independence, and has discussed with Grant Thornton LLP their independence.  The Audit Committee has also discussed with Grant Thornton LLP the Company's audited financial statements for the fiscal year ended October 31, 2008, including among other things the quality of the Company's accounting principles, the methodologies and accounting principles applied to significant transactions, the underlying processes and estimates used by management in its financial statements and the basis for the auditor's conclusions regarding the reasonableness of those estimates, and the auditor's independence, as well as the other matters required by Statement on Auditing Standards No. 61 of the Auditing Standards Board of the American Institute of Certified Public Accountants.

Based on these discussions with Grant Thornton LLP and the results of the audit of the Company's financial statements, the Audit Committee members recommended unanimously to the Board of Directors that the audited financial statements be included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2008.

Respectfully submitted,
/s/ James Bruno
/s/ VADM E.A. Burkhalter, Jr.
/s/ Benjamin Krieger

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information regarding compensation paid by the Company during each of the last two fiscal years to the Company’s Chief Executive Officer and to each of the Company’s executive officers who were paid in excess of $100,000 (the “Named Officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($) [1]	Option Awards ($)		Other ($)[2]		Total ($)
Robert E. Frick [3]	2008	267,000		-0-	-0-	50,624		21,731		339,355
President and Chief Executive Officer	2007	48,333	[4]	40,000	5,000	2,325		5,235		100,893
Kevin M. Murphy	2008	220,000		-0-	-0-	76,274		25,988		322,262
Chief Financial Officer and Executive Vice President	2007	185,000		50,000	-0-	29,432		43,818		308,250
Clifton W. Sink [5] Former President and Chief Executive Officer	2007	238,000		-0-	-0-	131,694	[6]	274,034	[7]	643,728
Robert Richmond Former Chief Operating Officer	2007	154,471	[8]	-0-	-0-	-0-		21,096		175,567

1
In fiscal year 2008, none of the named executive officers forfeited options.  In fiscal year 2007 Mr. Sink forfeited 170,000 options and Mr. Richmond forfeited 100,000 options.  For additional information pertaining to assumptions made in determining the value of the stock awards, please see note 10, “Stock Based Compensation”, in the Company’s Annual Report on Form 10-K.

2	Other compensation includes commissions, accumulated leave payouts, fixed expense allowances, 401K match expense and Company provided health and dental insurance.

3
Mr. Frick joined the Company in August 2007 as Executive Director and was appointed to the Company’s Board of Directors.  In October 2007, Mr. Frick was named the Company’s President and Chief Executive Officer.  Mr. Frick’s employment with the Company ended on January 9, 2009.

4
This amount represents Mr. Frick’s pro-rated salary based on an annual salary of $260,000 for fiscal year 2007 per his employment agreement, including approximately $27,000 of compensation attributable to his tenure as Executive Director.

5
In August 2007, the Company entered into an employment resignation agreement with Mr. Sink pursuant to which Mr. Sink resigned his positions as President and Chief Executive Officer and Board Member of the Company effective November 1, 2007.

6
The Company modified the vesting conditions of Mr. Sink’s stock options issued in November 2006.  The vesting date of the first tranche of options was accelerated from 11/24/2007 to 10/31/2007.  Mr. Sink forfeited the 170,000 remaining options pertaining to the November 2006 grant on the modification date.

7	This amount includes a one-time severance payment of $237,000 per Mr. Sink’s employment resignation agreement.

8
This amount represents Mr. Richmond’s pro-rated salary based on an annual salary of $175,000 for fiscal years 2007 per his employment agreement. Mr. Richmond’s employment with the Company ended on September 18, 2007.

Outstanding Equity Awards at October 31, 2008

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) [1]
Robert E. Frick	33,334	66,666	[2]	1.20	9/10/2012
	-	125,000	[3]	1.35	6/3/2013
						66,333	39,137
Kevin M. Murphy	100,000	-		2.31	6/7/2009
	75,000	-		2.40	6/27/2010
	110,000	60,000	[4]	0.62	11/24/2011
	50,000	50,000	[5]	1.25	10/25/2012
	-	125,000	[3]	1.35	6/3/2013

1	Based on the closing price of the Company’s Common Stock of $0.59 per share on October 31, 2008.

2	33,333 options vest on 9/11/2009 and 33,333 options vest on 9/11/2010.

3	All unexercisable options pertaining to this grant vest on 6/3/2009.

4	All unexercisable options pertaining to this grant vest on 11/24/2008.

5	All unexercisable options pertaining to this grant vest on 10/25/2009.

Employment Agreements; Termination of Employment

On January 12, 2009 (the “Agreement Date”), the Company entered into an Amendment to Employment Agreement (the “Amended Agreement”) with Robert E. Frick, the Company’s Chief Executive Officer and President, pursuant to which the terms of Mr. Frick’s employment agreement, dated August 27, 2007, were amended. Under the terms of the Amended Agreement, the parties agreed that Mr. Frick’s employment with the Company terminated effective January 9, 2009 as a result of Mr. Frick’s health.   Further, pursuant to the Amended Agreement, Mr. Frick resigned from the Company’s Board of Directors.  Mr. Frick will receive paid family health and dental insurance under standard SteelCloud policies for six months from the Agreement Date and $10,231 as compensation for Mr. Frick’s retained leave balance of 10 days.  Additionally, Mr. Frick will serve as a consultant to the Company for six months from the Agreement Date for compensation of $11,250 per month.

On February 5, 2009, the Company entered into an Executive Retention Agreement (the “2009 Agreement”) with Brian Hajost, the Company’s President and Chief Executive Officer, effective as of January 16, 2009.  Pursuant to the terms of the 2009 Agreement, as compensation for Mr. Hajost serving as the Company’s President and Chief Executive Officer, Mr. Hajost receives (a) a semi-monthly salary of $8,333.33 (or $200,000 annually); (b) a stock grant of 156,000 shares of the Company’s common stock, which will vest ratably over 12 months; and (c) a stock option grant of 300,000 shares of the Company’s common stock, which will vest ratably over a three year term and have a five year exercise period.  The 2009 Agreement further provides that in the event the Company terminates Mr. Hajost’s employment without cause (other than due to Mr. Hajost’s request), or if Mr. Hajost terminates his employment for good reason, Mr. Hajost will be entitled to (a) if the termination takes place within three months from the date of the 2009 Agreement, two months salary, (b) if the termination takes place between three and six months from the date of the 2009 Agreement, three months salary, (c) if the termination takes place between six months and one year from the date of the 2009 Agreement, six months salary, (d) if the termination takes place after the first year anniversary of the 2009 Agreement, 12 months salary.  In the event that a majority of the Company’s stock or a substantial portion of the Company’s assets are acquired, the acquisition closes while Mr. Hajost is employed by the Company, and Mr. Hajost’s employment with the Company is terminated without cause (other than due to Mr. Hajost’s request) within 30 days of the acquisition, Mr. Hajost will be entitled to severance pay equal to the lesser of (a) 24 months salary based on Hajost’s annual rate of pay for the calendar year before the calendar year of termination from service, or (b) two times the IRS limit for qualified plans provided for in 26 U.S.C. § 401(a)(17) for the calendar year of termination of service.

On October 31, 2007, the Company entered into an Employment Agreement Amendment (the “Amended  Employment Agreement”) with Mr. Murphy, the Company’s Chief Financial Officer, pursuant to which the terms of Mr. Murphy's employment agreement, dated June 8, 2004 (the “Original Agreement,” together with the Amended Employment Agreement, the “Agreement”), were amended.  Under the terms of the Amended Employment Agreement, Mr. Murphy will continue to serve as the Company’s Chief Financial Officer for an additional thirty-six (36) months, commencing from the date of the Amended Employment Agreement.  The Amended Employment Agreement also provides for Mr. Murphy to serve as the Company’s Executive Vice President.  Further, Mr. Murphy will receive an annual base salary of $215,000, increased from $185,000.  Additionally, the Amended Employment Agreement provides that Mr. Murphy will receive a bonus of $50,000, payable on or before November 15, 2007 (which Mr. Murphy has received); a one-time bonus relating to specific product funding equal to 5% of such product funding; an option to purchase 100,000 shares of the Company’s common stock, vesting equally in arrears over a two year period; and restricted stock equal to $100,000 on the date of the issuance.  Pursuant to the terms of the Agreement, upon a change of control, Mr. Murphy is entitled to receive (a) immediate vesting of all stock options and warrants granted prior to the effective date of the change in control, (b) a special compensation payment for the exercise cost of all vested options upon exercising those options within twelve months after the effective date of the change in control, and (c) if at any time within three years of the change of control, Mr. Murphy is not retained by the surving entity on terms substantially similar to the terms of the Agreement, or if Mr. Murphy is required to move to a location which is not acceptable to him, Mr. Murphy shall be eligible to receive a one-time cash bonus, equal on an after-tax basis to three times his average compensation for the three previous fiscal years (which shall include salary, bonus, and restricted stock awards).  In the event that Mr. Murphy terminates the Agreement as a result of (a) his not being retained as the Company’s Chief Financial Officer, (b) a material reduction in Mr. Murphy’s duties, (c) a change in the geographic location of the performance of Mr. Murphy’s duties from the area within 60 miles of Washington, DC, (d) a 10% reduction in Mr. Murphy’s compensation, (e) a failure by the Company to obtain the assumption of the Agreement by any successor, and (d) a material breach of the Agreement by the Company which is not cured within 30 days, Mr. Murphy shall have the right to terminate his employment with the Company, and shall receive, among other things twelve months salary at his then current salary rate, and the Company shall pay 100% of the C.O.B.R.A. premiums for eighteen months after such termination.

The Company had an employment agreement with Clifton W. Sink, the Company’s Former Chief Executive Officer.  The agreement had a three year term commencing on June 2006 and automatically renewed for additional one year terms unless terminated by either the Company or Mr. Sink.  The agreement provided for an annual salary of $200,000 in fiscal year 2006 and increased to $237,500 for fiscal years 2007 to 2009.  Mr. Sink was also entitled to an annual bonus of $20,833 for fiscal year 2006 and to $37,500 for the fiscal years 2007 to 2009.  In August 2007, the Company entered into an employment resignation agreement with Mr. Sink pursuant to which Mr. Sink resigned his positions as President, Chief Executive Officer and Director of the Company effective November 1, 2007.

Compensation of Directors

The Company does not compensate Directors who also serve as executive officers of the Company for their services on the Board. During fiscal 2008, the Company compensated all its non-employed Directors for participation at meetings of the Board and Committees of the Board by granting each of its outside Directors stock options to purchase 40,000 shares of the Company’s common stock at an exercise price of $1.35 per share in June 2008.  All of the options granted to the outside Directors were pursuant to the Company’s 1997 and 2002 Stock Option Plans, as amended.  The following table reflects all compensation awarded to, earned by or paid to the Company’s Directors for the fiscal year ended October 31, 2008.

Name	Fees earned or paid in cash ($)	Option awards ($)		All other compensation ($) [1]	Total ($)
James Bruno	6,000	10,386	[2]	3,118	19,504
Al Burkhalter	6,000	10,386	[3]	1,879	18,265
Jay M. Kaplowitz	3,000	10,386	[4]	376	13,372
Ashok Kaveeshwar	3,000	10,386	[5]	539	13,925
Ben Krieger	6,000	10,386	[6]	3,502	19,888

1	Consists solely of travel expenses paid by the Company for travel to Board of Director Meetings.

2	100,000 option awards outstanding on October 31, 2008.

3	110,000 option awards outstanding on October 31, 2008.

4	95,000 option awards outstanding on October 31, 2008.

5	65,000 option awards outstanding on October 31, 2008.

6	85,000 option awards outstanding on October 31, 2008.

Members of the Board of Directors of the Company receive $1,000 for each Board of Directors meeting attended.  In addition, each member of the Audit Committee receives $500 for each Audit Committee meeting attended.  Audit Committee members are entitled to receive a total of $1,500 in their capacity as both a Director and Audit Committee member.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth certain information, as of February 25, 2009, with respect to the beneficial ownership of the common stock by each beneficial owner of more than 5% of the outstanding shares thereof, by each Director, each nominee to become a Director and each executive named in the Summary Compensation Table and by all Executive Officers, Directors and nominees to become Directors of the Company.  As of February 25, 2009 the Company had 14,813,376 shares of its common stock outstanding.  Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table.

Title of Class	Name and Address ofBeneficial Owner[1]	Amount and Nature of Beneficial Ownership	Percentage of Class
Common Stock	Kevin M. Murphy [2]	447,931	2.95%
Common Stock	Brian H. Hajost [3]	156,000	1.05%
Common Stock	VADM E.A. Burkhalter [4]	111,376	*
Common Stock	Benjamin Krieger [5]	105,376	*
Common Stock	James Bruno [6]	102,376	*
Common Stock	Jay M. Kaplowitz [7]	90,506	*
Common Stock	Ashok Kaveeshwar [8]	35,000	*

	All Executive Officers and Directors as a Group (7 persons)(2)-(8)	1,048,565	7.08%

* - represents less than 1%

1	The address of each of such individuals is c/o SteelCloud, Inc., 14040 Park Center Road, Herndon Virginia 20171.

2	Includes 395,000 shares of the Company’s Common Stock underlying stock options granted pursuant to the 1997 Stock Option Plans, all of which are currently exercisable.

3
Includes 156,000 of Restricted Stock, issued to Mr. Hajost pursuant to his employment agreement which have not yet vested.  The shares of Restricted Stock vest ratably over a period of one year from the anniversary date of the grant, January 14, 2009.  These restricted shares of stock were issued pursuant to the Company’s Amended 2007 Stock Option and Restricted Stock Plan.

4
Includes 70,000 shares of the Company's Common Stock underlying stock options granted pursuant to the 1997 and 2002 Stock Option Plans, all of which are currently exercisable and 6,000 shares owned by Mr. Burkhalter’s spouse of which he disclaims beneficial ownership.

5	Includes 45,000 shares of the Company’s Common Stock underlying stock options granted pursuant to the 1997 and 2002 Stock Option Plans, all of which are currently exercisable.

6	Includes 60,000 shares of the Company’s Common Stock underlying stock options granted pursuant to the 1997 and 2002 Stock Option Plans, all of which are currently exercisable.

7	Includes 55,000 shares of the Company's Common Stock underlying stock options granted pursuant to the 1997 and 2002 Stock Option Plans, all of which are currently exercisable.

8	Includes 25,000 shares of the Company's Common Stock underlying stock options granted pursuant to the 2002 Stock Option Plan, all of which are currently exercisable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company paid approximately $83,000 and $93,000 during fiscal year 2007 and 2008, respectively, to Gersten Savage LLP in connection with legal services.  Jay M. Kaplowitz, a member of the Company’s Board of Directors, and a member of the Compensation Committee, is a partner at Gersten Savage LLP.

The information regarding independence of directors is included under Item 10 above.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for the Company's fiscal years ended October 31, 2008 and October 31, 2007 for professional services rendered by the principal accountants for the audit of the Company's annual financial statements and review of financial statements included in the Company’s Quarterly Reports on Form 10-Q for services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were approximately $199,000 and $170,000 respectively.

Audit-Related Fees

The aggregate fees billed for the Company’s fiscal years ended October 31, 2008 and October 31, 2007 for assurance and related services by the principal accountants that were reasonably related to the performance of the audit or review of the Company's financial statements which are not reported under the "Audit Fees" above were approximately $0.

Tax Fees

The aggregate fees billed in each of the fiscal years ended October 31, 2008 and October 31, 2007 for professional services rendered by the principal accountants for tax compliance, tax advice, tax planning were approximately $110,000 and $46,000, respectively.  The nature of the services comprising these fees was tax return preparation and filing of tax returns.

All Other Fees

In the fiscal year ended October 31, 2008 the Company incurred approximately $3,000 in fees related to term sheet review for additional financing possibilities.  In fiscal year ended October 31, 2007, the Company incurred $2,000 in fees related to sales contract review.  These other fees have not been reported under the "Audit Fees," Audit-Related Fees” or “Tax Fees” above.

The Audit Committee is responsible for reviewing the terms of any proposed engagement of the independent auditor for non-audit services and for pre- approving all such engagements.  In providing any pre-approval, the Audit Committee considers whether the services to be approved are consistent with the Securities and Exchange Commission's rules on auditor independence.  All of the services described under the caption "Fees Paid to Independent Auditors" were approved by the Audit Committee.

Fiscal 2008 was the seventh year that Grant Thornton LLP has audited the Company’s financial statements.

Part IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

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
10.21
Form of Restricted Stock Agreement (Filed as Exhibit 10.21 to the Company’s 10-K for the fiscal year ended October 31, 2008, filed with the Commission on January 29, 2009, and hereby incorporated by reference.)

10.22
Amended 2007 Stock Option and Restricted Stock Plan (Filed as Exhibit 10.21 to the Company’s 10-K for the fiscal year ended October 31, 2008, filed with the Commission on January 29, 2009, and hereby incorporated by reference.)

10.23
SteelCloud MEA Joint Venture Agreement dated October 2008 (Filed as Exhibit 10.21 to the Company’s 10-K for the fiscal year ended October 31, 2008, filed with the Commission on January 29, 2009, and hereby incorporated by reference.)

21.1	List of Subsidiaries (Filed as Exhibit 10.21 to the Company’s 10-K for the fiscal year ended October 31, 2008, filed with the Commission on January 29, 2009, and hereby incorporated by reference.)
23.1
Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm (Filed as Exhibit 10.21 to the Company’s 10-K for the fiscal year ended October 31, 2008, filed with the Commission on January 29, 2009, and hereby incorporated by reference.)

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 4, 2009	SteelCloud, Inc.

	By:	/s/ Brian H. Hajost
Brian H. Hajost
Chief Executive Officer

Pursuant to and in accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Brian H. Hajost Brian H. Hajost	Chief Executive Officer and President	March 4, 2009

/s/Kevin Murphy Kevin Murphy	Chief Financial Officer	March 4, 2009

/s/VADM E.A. Burkhalter VADM E. A. Burkhalter USN (Ret.)	Director	March 4, 2009

/s/James Bruno James Bruno	Director	March 4, 2009

/s/Jay Kaplowitz Jay Kaplowitz	Director	March 4, 2009

/s/Benjamin Krieger Benjamin Krieger	Director	March 4, 2009

/s/Ashok Kaveeshwar Ashok Kaveeshwar	Director	March 4, 2009