Form 10-Q
period 2009-01-31
STEELCLOUD INC
filed 2009-03-17
CIK 1058027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

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
Yes ☐ No ☑

As of March 1, 2009 there were 14,813,376 shares of the registrant’s common stock outstanding.

SteelCloud, Inc.
Form 10-Q Index
for the Quarterly period ended January 31, 2009

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Index to Financial Statements

Condensed Consolidated Balance Sheet	F–1

Unaudited Condensed Consolidated Statements of Operations	F–2

Unaudited Condensed Consolidated Statements of Cash Flows	F–3

Notes to Unaudited Condensed Consolidated Financial Statements	F–4

STEELCLOUD, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

	October 31,	January 31,
	2008	2009
		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$752,351	$1,187,435
Accounts receivable, net	1,571,673	395,356
Inventory, net	521,920	440,335
Prepaid expenses and other current assets	130,446	117,302
Deferred contract costs	-	25,000
Total current assets	2,976,390	2,165,428

Property and equipment, net	626,440	578,236
Equipment on lease, net	442,099	389,089
Other assets	7,020	13,344

Total assets	$4,051,949	$3,146,097

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$718,316	$411,283
Accrued expenses	561,009	545,867
Notes payable, current	7,538	7,628
Unearned revenue	8,882	424,186
Total current liabilities	1,295,745	1,388,964

Long-term liabilities
Notes payable, long-term	7,903	5,962
Other long-term	132,055	131,021
Total long-term liabilities	139,958	136,983

Stockholders’ equity
Preferred stock, $.001 par value: 2,000,000 shares authorized, no shares issued and outstanding at October 31, 2008 and January 31, 2009	–	–
Common stock, $.001 par value: 50,000,000 shares authorized, 15,138,376 and 15,213,376 shares issued at October 31, 2008 and January 31, 2009, respectively	15,138	15,213
Additional paid in capital	50,902,172	50,909,746
Treasury stock, 400,000 shares at October 31, 2008 and January 31, 2009	(3,432,500)	(3,432,500)
Accumulated deficit	(44,868,564)	(45,872,309)
Total stockholders’ equity	2,616,246	1,620,150

Total liabilities and stockholders’ equity	$4,051,949	$3,146,097

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

STEELCLOUD, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended January 31,
	2008	2009

Revenues
Products	$5,253,027	$347,902
Services	553,445	541,008
Total revenues	5,806,472	888,910

Cost of revenues
Products	4,615,803	412,424
Services	440,309	446,849
Total cost of revenues	5,056,112	859,273

Gross profit	750,360	29,637

Selling and marketing	320,244	135,974
Research and product development	198,225	101,481
General and administrative	914,353	722,722
Severance and restructuring	-	73,205

Loss from operations	(682,462)	(1,003,745)

Interest income, net	6,415	–

Loss before income taxes	(676,047)	(1,003,745)

Provision for income taxes	–	–

Net loss	(676,047)	(1,003,745)

Loss per share (basic and diluted):
Basic and diluted loss per share	$(0.05)	$(0.07)

Weighted–average shares outstanding, basic and diluted	14,316,934	14,739,200

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

STEELCLOUD, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended January 31,
	2008	2009
Operating activities
Net loss	$(676,047)	$(1,003,745)

Adjustments to reconcile net (loss) to net cash (used in) provided by operating activities:

Depreciation and amortization	137,437	101,214
Stock-based compensation	63,268	7,649

Changes in operating assets and liabilities:
Accounts receivable	179,130	1,176,317
Inventory	(1,752,124)	81,585
Prepaid expenses and other assets	18,294	6,820
Deferred contract costs	12,675	(25,000)
Accounts payable	1,471,130	(307,033)
Unearned revenue	(28,650)	415,304
Accrued expenses and other liabilities	623,485	(16,176)
Net cash provided by operating activities	48,598	436,935

Investing activities
Purchase of property and equipment	(2,163)	–
Net cash used in investing activities	(2,163)	–

Financing activities
Payments on notes payable	(3,885)	(1,851)
Net cash used in financing activities	(3,885)	(1,851)

Net increase in cash and cash equivalents	42,550	435,084

Cash and cash equivalents at beginning of period	2,622,654	752,351
Cash and cash equivalents at end of period	$2,665,204	$1,187,435

Supplemental cash flow information

Interest paid	$4,230	$1,239
Income taxes paid	$–	$–

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

STEELCLOUD, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Basis of Presentation

Founded in 1987, SteelCloud, Inc. (the “Company” or “SteelCloud”) is a manufacturer of embedded integrated computing systems solutions for the federal marketplace and ISVs.  SteelCloud designs, manufactures and integrates specialized servers for federal market prime contractors (“federal integrators”) and Independent Software Vendors (“ISV”s) who use the specialized servers to deliver application software to their clients.

For ISV customers, SteelCloud designs, manufactures and integrates low-maintenance servers (called “appliances” in this market) so ISVs can make their software product easier to deploy and support, more competitive and open new markets by delivering their application software on fully-integrated, ready-to-use appliances.

In addition, the Company serves information technology end users directly, in both the public and private sectors, with products and services focused on IT centric solutions.  SteelCloud’s IT centric solutions include its appliance servers, products from its strategic partners along with its consulting services.

SteelCloud’s ISO 9001:2000 certified Quality Management System establishes measurable quality objectives throughout the organization and provides procedures for continuous quality improvement in all aspects of SteelCloud’s business.  This certification is particularly critical to the Company’s success in the federal government market space as most government end customers require their contractors and sub-contractors to be ISO 9001:2000 certified.

The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and the Footnotes thereto included in the Company’s latest Annual Report on Form 10-K, as amended.

All adjustments that are of a normal recurring nature, in the opinion of management, are necessary for a fair presentation for the periods presented have been reflected as required by Regulation S-X, Rule 10-01.

Going Concern

SteelCloud has had recurring annual operating losses since its fiscal year ended October 31, 2004.  SteelCloud expects that such losses will continue at least until its fiscal year ending October 31, 2009.  The report of SteelCloud’s independent registered public accounting firm on SteelCloud’s consolidated financial statements for the fiscal year ended October 31, 2008 contains an explanatory paragraph regarding SteelCloud’s ability to continue as a going concern based upon its history of net losses.

SteelCloud is dependent upon available cash and operating cash flow to meet its capital needs.  SteelCloud is considering all strategic options to improve its liquidity and provide it with working capital to fund its continuing business operations which include equity offerings, asset sales or debt financing as alternatives to improve SteelCloud’s cash needs however, there can be no assurance that SteelCloud will be successful in negotiating financing on terms agreeable to it or at all.  If adequate funds are not available or are not available on acceptable terms, SteelCloud will likely not be able to take advantage of unanticipated opportunities, develop or enhance services or products, respond to competitive pressures, or continue as a going concern.  There is no assurance that SteelCloud will be successful in raising working capital as needed.  Further, there are no assurances that SteelCloud will have sufficient funds to execute its business plan, pay its operating expenses and obligations as they become due or generate positive operating results.

STEELCLOUD, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SteelCloud is in the process of executing on several restructuring initiatives which it as undertaken since 2008, including:

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

2.	Management Change

On January 12, 2009 (the “Agreement Date”) the Company entered into an Amendment to an Employment Agreement with Robert E. Frick, the Company’s former Chief Executive Officer and President, pursuant to which the terms of Mr. Frick's employment agreement, dated August 27, 2007, were amended. Under the terms of the amended agreement, the parties agreed that Mr. Frick's employment with the Company terminated effective January 9, 2009 as a result of Mr. Frick's health. Further, pursuant to the amended agreement, Mr. Frick resigned from the Company’s Board of Directors. The total compensation of $73,205 for the severance arrangement, including  health and dental benefits, was recognized as severance and restructuring expense during the three months ended January 31, 2009, with the corresponding liability recorded as an accrued liability as of January 31, 2009.

On January 14, 2009, the Company’s Board of Directors appointed (i) Brian Hajost, a former executive officer of the Company, as the Chief Executive Officer, President and a member of the Board of Directors, and (ii) Kevin Murphy, the Company’s current Chief Financial Officer and Executive Vice President, as a member of the Board of Directors.

3.	Recently Issued Accounting Pronouncements

Effective November 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”) and Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”).  SFAS 157, which defines fair value, establishes a framework for measuring fair value in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), and expands disclosures about fair value measurements.  SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell asset or paid to transfer a liability in an orderly transaction between market participants.  SFAS 159 permits an entity to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. For the three month period ended January 31, 2009, the Company has elected not to use the fair value option permitted under SFAS 159 for any of its financial assets and financial liabilities that are not already recorded at fair value.

STEELCLOUD, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

STEELCLOUD, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In May 2008, The FASB issued Statement of Financial Accounting Standards No.162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), which reorganizes the U.S. Generally Accepted Accounting Principles (“GAAP”) hierarchy.  SFAS 162 is intended to improve financial reporting by providing a consistent framework for determining what accounting principles should be used in preparing GAAP financial statements.  With the issuance of SFAS 162, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Accountants (AICPA) Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”.  SFAS 162 will become effective 60 days following the Securities and Exchange Commission’s (the “SEC”) approval of the Public Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” and is not expected to have any impact on the Company’s financial statements.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are “participating securities” as defined in EITF 03-6,  “Participating Securities and the Two-Class Method under FASB Statement No. 128”,  and therefore should be included in computing earnings per share using the two-class method. According to FSP EITF 03-6-1, a share-based payment award is a participating security when the award includes nonforfeitable rights to dividends or dividend equivalents. The rights result in a noncontingent transfer of value each time an entity declares a dividend or dividend equivalent during the award’s vesting period. However, the award would not be considered a participating security if the holder forfeits the right to receive dividends or dividend equivalents in the event that the award does not vest. FSP EITF 03-6-1 is effective for financial statements issued in fiscal years beginning after December 15, 2008, and interim periods within those years. When adopted, its requirements are applied by recasting previously reported EPS. The Company is in the process of evaluating the effect, if any; the adoption of FSP EITF 03-6-1 will have on its financial statements.

4.	Significant Customers

For the three month period ended January 31, 2009, 56% of the Company’s revenues were due from government agencies.  As of January 31, 2009, 11% of the account receivable balance included amounts due from government agencies.

5.	Equity

Stock-based Compensation

The Company recognized approximately $7,600 and $63,000 of stock-based compensation expense during the three month periods ended January 31, 2009 and 2008, respectively. Stock-based compensation expense for the three-month period ended January 31, 2009 and 2008 increased the Company’s basic and diluted loss per share by $0.00 and $0.01, respectively. The estimated fair value of the Company’s stock-based awards is amortized on a straight-line basis over the awards’ original service period.

STEELCLOUD, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock

During the three month period ended January 31, 2009, the Company granted 300,000 shares of restricted common stock, pursuant to its Amended 2007 Stock Option and Restricted Stock Plan.  Certain recipients of the restricted stock forfeited 262,500 stock options as a condition of receiving the restricted stock award. The fair value of the restricted stock was determined based upon the closing stock price on the date of grant.  The restricted stock grants vest quarterly over a one year period.  As of January 31, 2009, 75,000 of the restricted stock grants were vested.  The Company’s restricted stock grants are accounted for as equity awards and is recognized on a straight-line basis over the requisite service period.  The Company’s restricted stock agreements do not contain any post-vesting restrictions.  For the three month period ended January 31, 2009, the Company recognized $26,250 of stock-based compensation expense associated with these restricted stock awards.  The Company recognized a credit of approximately $43,000 due to the reversal of previously recognized stock-based compensation on unvested stock options forfeited in connection with the restricted stock awards.

Additional Paid-in Capital

Additional paid in capital has increased approximately $7,600 during the three month period ended January 31, 2009 due to stock-based compensation expense of approximately $7,600.

6.	Debt

On March 6, 2008, the Company renewed its bank line of credit that allows the Company to borrow an amount to the lesser of its collateralized cash on hand or $3.5 million. The line of credit bears interest at the LIBOR Market Index rate plus 1.25%. The line of credit is secured by all assets of the Company and expires on March 31, 2009. The Company does not plan to renew this line of credit.  There were no outstanding borrowings on the line of credit at October 31, 2008 and January 31, 2009.

7.	Unearned Revenue and Deferred Contract Costs

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

8.	Inventories

Inventories consisted of the following:

	October 31,	January 31,
	2008	2009
Raw materials	$344,898	$284,055
Work in process	-	32,617
Finished goods	177,022	123,663
	$521,920	$440,335

STEELCLOUD, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	Earnings per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the period and is calculated by dividing the net earnings (loss) by the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding plus common stock equivalents associated with stock options and warrants and is calculated by dividing net earnings by the weighted average number of common shares outstanding used in the basic earnings per share calculation plus the common stock equivalent of stock options and warrants. The dilutive weighted average number of common shares outstanding excluded potential common shares from stock options of approximately 1,800 and 444,000 for the three month periods ended January 31, 2009 and 2008, respectively. These shares were excluded from the earnings per share calculation due to their antidilutive effect resulting from the loss from operations.

10.	Income Tax

On November 1, 2007, the Company adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues.  The Company has an unrecognized tax benefit of approximately $61,000 and does not expect any of this amount to reverse in the next twelve months.  The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $0.

The Company conducts business in the U.S. and is subject to tax in that jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the respective federal and state tax authorities. For income tax returns filed by the Company, the Company is no longer subject to U.S. federal, or state tax examination by tax authorities for years before October 31, 2003, although carryforward tax attributes that were generated prior to October 31, 2003 may still be adjusted upon examination by tax authorities if they either have been or will be utilized.  The Company’s accounting policy is to recognize interest and penalties related to income tax matters in general and administrative expense. The Company had $0 accrued for interest and penalties as of January 31, 2009.

11.	Commitments and Contingencies

The Company has accrued approximately $59,000 pertaining to payroll taxes and related interest resulting from the failure to report certain employee reimbursements as compensation.  The Company intends to file the necessary returns to resolve the contingency.

STEELCLOUD, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.	Subsequent Events

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

On February 28, 2009, the Company entered into an Employment Agreement Amendment (the “Amended Agreement”) with Kevin Murphy, the Company’s current Chief Financial Officer, pursuant to which the terms of Mr. Murphy’s employment agreement, dated June 8, 2004, as amended on October 26, 2007 and December 31, 2008, were amended. Under the terms of the Amended Agreement, Mr. Murphy’s annual base salary was reduced to $193,500, from $215,000 and Mr. Murphy’s monthly general business allowance was reduced to $500, from $1,000. The terms of the Amended Agreement further provide that (a) Mr. Murphy agrees to forfeit options to purchase an aggregate of 225,000 shares of the Company’s common stock, $0.001 par value per share (the “Common Stock”), (b) Mr. Murphy shall enter into a separate Incentive Stock Option agreement with the Company, pursuant to which Mr. Murphy shall be granted an option to purchase 150,000 shares of Common Stock, which shall vest quarterly in arrears over a one year period, and (c) Mr. Murphy shall enter into a separate Restricted Stock Agreement with the Company, pursuant to which Mr. Murphy shall receive 90,000 shares of restricted stock which shall vest ratably over 12 months, or 7,500 shares per month, so long as Mr. Murphy is employed by the Company on the last day of each month.

On February 27, 2009, the Company entered into a lease amendment with the landlord or one of its operation facilities whereby the current lease, which is presently scheduled to expire on August 31, 2014, has been amended to provide for (i) the extension of the lease term for a period of one (1) year and four (4) months ending on December 31, 2015, and (ii) certain other modifications, including a reduction in the Company’s  rent cash payments by approximately $60,000 and $34,000 for the fiscal years 2009 and 2010, respectively.  The Company’s monthly straight-line rent expense will be reduced by approximately $1,000 a month for the length of the lease.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements.” Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, risks associated with the integration of businesses following an acquisition, competitors with broader product lines and greater resources, emergence into new markets, the termination of any of our significant contracts, our inability to maintain working capital requirements to fund future operations, or our inability to attract and retain highly qualified management, technical and sales personnel. Statements made herein are as of the date of the filing of this Quarterly Report on Form 10-Q with the Securities and Exchange Commission (the “SEC”) and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim, any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

The following discussion should be read in conjunction with the consolidated financial statements and Footnotes thereto included in Item 1 in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended October 31, 2008 as amended, filed by us with the SEC.

OVERVIEW

Founded in 1987, we are a manufacturer of embedded integrated computing solutions for the federal marketplace and for Independent Software Vendors (“ISV”s).  We design, manufacture and integrate specialized servers for federal market prime contractors (“federal integrators”) and ISVs who use the specialized server appliances to deliver application software to their clients.

Federal Systems Integrator

Federal integrators outsource their specialized requirements to us and consider us to be an integral part of their product and service delivery capability.  We design and manufacture specialized embedded and integrated computing systems that are the foundation upon which the integrators develop and deliver their application software.  SteelCloud’s specialized service allows our customers to outsource computer system integration in order that they may concentrate on their core application software and services.  As a result, integrators improve customer satisfaction, shorten time to delivery and lower overall development costs.

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

Our specialized servers and appliances are engineered and developed according to New Product Realization procedures which are compliant with our ISO 9001:2000 Certified Quality Management System.

BlackBerry® Enterprise Server Solution (SteelWorks® Mobile)

As an extension of our ISV business, we developed an appliance solution specifically for the BlackBerry Enterprise Server (“BES”).  Developed in conjunction with Research in Motion (“RIM”), we believe the BES appliance solution is the single best way to implement the BlackBerry Enterprise Server software environment.  SteelWorks Mobile is an integrated server appliance that enables virtually any size organization to implement the BES at a fraction of the cost, time, and resource commitment.  We have filed for three patents for the appliance related to the technology we created for the installation wizard, backup and restore features.  These patents are currently pending approval from the U.S. Patent and Trademark Office.

In addition, we developed SteelWorks FedMobile, our BlackBerry Enterprise Server appliance solution specifically for the Department of Defense (“DoD”) and other related agencies.  The SteelWorks FedMobile appliance builds upon our commercial appliance by automating the application of the Defense Information Systems Agency’s (“DISA”) and DoD’s Security Technical Implementation Guide (“STIG”) to the BES installation process.  The STIG mandates the policies for which the DoD and related agencies must operate their wireless communications.  As a result, our FedMobile appliance allows DoD organizations to implement a STIG compliant BES infrastructure in a fraction of the time, cost, or resources necessary to what is otherwise a time intensive and manual STIG process.

Professional Services

We provide information technology (“IT”) consulting and contract staffing solutions for our commercial and government clients.  Our consultants are subject matter experts in network infrastructure complexities and security technologies including firewalls, content inspection, intrusion detection, spam and vulnerability scanning.  For our contract staffing solutions, our personnel function as “virtual” employees, performing work directly under the auspices of client management and serve as an extension of the client’s in-house staff resources.

Research and Product Development

By investing in product development, we believe we will have more control over the functionality and marketing of our products.  We also believe that the resulting intellectual property will increase the competitiveness of our offerings and improve product margins.  For the three months ended January 31, 2009, we incurred research and development costs of approximately $101,000.  We will continue to incur costs for product development in the future.

We invest in intellectual property in the form of proprietary hardware and software products such as SteelWorks®.  SteelWorks® is appliance management software that provides self-management and self-maintenance functionality to our appliance servers and allows our customers to quickly create a fully integrated turnkey appliance.  Our SteelWorks® Mobile product is a plug-and-play appliance for RIM’s BlackBerry Enterprise Server.  It is a fully integrated hardware and software solution that speeds installation, lowers cost of ownership, and improves reliability and availability for the BlackBerry Enterprise Server.

GSA Contract

We have a multiple award schedule contract with the U.S. General Services Administration (the “GSA Contract”).  The GSA Contract was originally awarded in April 1996.  It was renewed in fiscal years 2002 and 2007, and is valid through March 31, 2012.  In August 2006, GSA Contract auditors awarded us an “Outstanding” rating for our management and execution of the GSA Contract.  The GSA Contract enables government IT purchasers to acquire all of their needed goods and services from a particular vendor and largely limits the competition to selected vendors holding GSA Contracts.  For the three months ended January 31, 2009, our GSA Contract had sales of approximately $259,000, which accounted for approximately 29% of our net revenues.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with US Generally Accepted Accounting Principles requires management to make certain judgments, estimates and assumptions that could affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We based our estimates and assumptions on historical experience and on various other assumptions believed to be applicable, and evaluated them on an on-going basis to ensure they remained reasonable under current conditions. Actual results could differ significantly from those estimates. No changes to our critical accounting policies have taken place since October 31, 2008.

Recently Issued Accounting Pronouncements

Effective November 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”) and Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”).  SFAS 157, which defines fair value, establishes a framework for measuring fair value in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), and expands disclosures about fair value measurements.  SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell asset or paid to transfer a liability in an orderly transaction between market participants.  SFAS 159 permits an entity to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. For the three month period ended January 31, 2009, we have elected not to use the fair value option permitted under SFAS 159 for any of our financial assets and financial liabilities that are not already recorded at fair value.

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

In May 2008, The FASB issued Statement of Financial Accounting Standards No.162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), which reorganizes the GAAP hierarchy.  SFAS 162 is intended to improve financial reporting by providing a consistent framework for determining what accounting principles should be used in preparing GAAP financial statements.  With the issuance of SFAS 162, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Accountants Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”.  SFAS 162 will become effective 60 days following the SEC’s approval of the Public Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” and is not expected to have any impact on our financial statements.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are “participating securities” as defined in EITF 03-6,  “Participating Securities and the Two-Class Method under FASB Statement No. 128”,  and therefore should be included in computing earnings per share using the two-class method. According to FSP EITF 03-6-1, a share-based payment award is a participating security when the award includes nonforfeitable rights to dividends or dividend equivalents. The rights result in a noncontingent transfer of value each time an entity declares a dividend or dividend equivalent during the award’s vesting period. However, the award would not be considered a participating security if the holder forfeits the right to receive dividends or dividend equivalents in the event that the award does not vest. FSP EITF 03-6-1 is effective for financial statements issued in fiscal years beginning after December 15, 2008, and interim periods within those years. When adopted, its requirements are applied by recasting previously reported EPS. We are in the process of evaluating the effect, if any; the adoption of FSP EITF 03-6-1 will have on our financial statements.

RESULTS OF OPERATIONS

For the three months ended January 31, 2009 compared to the three months ended January 31, 2008:

The overall economic downturn has impacted virtually every area of our business.  There were reductions in quantities ordered from our commercial and government clients as well as continued delays of anticipated program awards that were originally planned for late fiscal 2008 and early fiscal 2009.

Net Revenue Discussion:

The following table summarizes our net revenue for the three months ended January 31, 2008 and 2009 in dollars and as a percentage of net revenues.

	Three Months Ended January 31,
	2008		2009		Increase (decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage

Products	$5,253,027	90.47%	$347,902	39.14%	$(4,905,125)	(93.38)%
Services	553,445	9.53%	541,008	60.86%	(12,437)	(2.25)%
Total net revenues	$5,806,472	100.00%	$888,910	100.00%	$(4,917,562)	(84.69)%

The decrease in product revenue is primarily attributable to our exiting of the reseller business and continued program delays with our integrator business. Due to the current economic decline, we experienced a significant reduction in our Integrator and ISV opportunities. Our ISV opportunities also declined as our customers merged and/or were acquired resulting in lower demand for our products.  As a result of these mergers, we anticipate our ISV revenue to continue at this level in the near future.  For our integrator business, based on customer discussions and past performance, we anticipate future contract awards, originally slated for our first quarter to occur later in fiscal year 2009.

The decrease in service revenue for the three-month period ended January 31, 2009 as compared to the same period in fiscal 2008 is the result of us completing a large services contract in December 2008.  We anticipate service revenues to fluctuate in the near future due to the current state of the U.S. economy.

Gross Profit Discussion:

The following table summarizes our gross profit for the three months ended January 31, 2008 and 2009 in dollars, as a percentage of gross profit and as a percentage of net revenues.

	Three Months Ended January 31,
	2008		2009		Increase (decrease)
		% of Gross		% of Gross
	Dollars	Profit	Dollars	Profit	Dollars	Percentage

Products	$637,224	84.92%	$(64,522)	(217.71)%	$(701,746)	(110.13)%
Products - GM%	12.13%		(18.55)%

Services	113,136	15.08%	94,159	317.71%	$(18,977)	(16.77)%
Services – GM%	20.44%		17.40%

Total gross profit	$750,360	100.00%	$29,637	100.00%	$(720,723)	(96.05)%
Total – GM%	12.92%		3.33%

The decrease in gross profit percentage for the three months ended January 31, 2009 as compared to the same period in fiscal 2008 is primarily due to the allocation of our fixed cost.  Although we were able to align our variable expenses with our revenue, we were not able to significantly reduce our fixed facility expenses during the three months ended January 2009.  As a result of the reduced volume of revenue and corresponding production activity that occurred during the three months ended January 31, 2009, we included abnormal amounts of idle facility expense in our cost of goods sold for the three months ended January 31, 2009 compared to the same period in 2008.  We are taking measures to reduce our fixed expenses for future periods as evidenced by our recent restructuring of one of our leases, as discussed in Footnote 12 “Subsequent Events” of the Footnotes to our Consolidated Financial Statements, although we can give no assurances that we will be successful.  We expect gross profit as a percentage of net revenues to continue to fluctuate from quarter to quarter as product lines expand, new products are brought to market, start up costs are incurred, new discounts, incentives and rebates become available and the reduction of fixed and variable overhead production costs occur.

The decrease in services gross profit for the three months ended January 31, 2009 as compared to the same period in fiscal 2008 is consistent with prior years.  We anticipate gross profit for services to fluctuate in future quarters as we continue to realign and grow the services division.

Operating Expense Discussion:

The following table summarizes our operating expenses for the three months ended January 31, 2008 and 2009 in dollars and as a percentage of net revenues.

	Three Months Ended January 31,
	2008		2009		Increase (decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage

Selling and marketing	$320,244	5.52%	$135,974	15.30%	$(184,270)	(57.54)%
Research and product development	198,225	3.41%	101,481	11.42%	(96,744)	(48.81)%
General and administrative	914,353	15.75%	722,722	81.30%	(191,631)	(20.96)%
Severance and restructuring	-	-	73,205	8.24%	73,205	100.00%
Total operating expenses	$1,432,822	24.68%	$1,033,382	116.25%	$(399,440)	(27.88)%

The decrease in selling and marketing expense is the result of aligning expenses to our current and future business models. For the three months ended January 31, 2009 compared to the three months ended January 31, 2008, marketing activities and expense associated with selling and marketing personnel decreased as a result of cost cutting efforts. We will continue to evaluate our costs relative to our revenues and gross margins.

The decrease in research and product development for the three months ended January 31, 2009 compared to the three months ended January 31, 2008 is the result of our aligning expenses to our current and future business models.  We believe that research and product development expenses will fluctuate from quarter to quarter as we develop and introduce new products into the marketplace.

The decrease in general and administrative expenses for the three months ended January 31, 2009 compared to the three months ended January 31, 2008 is primarily attributable to cost cutting efforts. The cost reductions continue to include curtailing expenses related to non-revenue generating activities, terminating non-essential employees, and instituting an across the board departmental expense reductions. Although we continue to manage our costs relative to our revenues and gross margins, additional resources may be required in order to invest in our core federal integrator and ISV business.

The increase in severance and restructuring costs for the three months ended January 31, 2009 compared to the three months ended January 31, 2008 is the result of incurring severance payments, as described in Note 2 “Management Change” of the Footnotes to the Consolidated Financial Statements, in the amount of $73,205 associated with the termination of our former CEO and President’s employment agreement during the three months ended January 31, 2009.

Other Income (Expense) Discussion:

The following table summarizes our other income (expense) for the three months ended January 31, 2008 and 2009 in dollars and as a percentage of net revenues.

	Three Months Ended January 31,
	2008		2009		Increase (decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage

Interest income	$6,415	0.11%	$0.00	0.00%	$(6,415)	(100.00)%
Total interest income	$6,415	0.11%	$0.00	0.00%	$(6,415)	(100.00)%

The decrease in net interest income for the three-month period ended January 31, 2009 is attributable to recording a fixed tax expense accrual during fiscal year 2009, offsetting lower interest earned as a result of lower cash balances compared to the same period in fiscal year 2008.

Net (Loss) Discussion:

The following table summarizes our net (loss) for the three months ended January 31, 2008 and 2009 in dollars and as a percentage of net revenues.

	Three Months Ended January 31,
	2008		2009		Increase (decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage

Net (loss)	$(676,047)	(11.64)%	$(1,003,745)	(112.92)%	$327,698	48.47%

The increase in net loss for the three months ended January 31, 2009 as compared to the same period in fiscal 2008 is a result of lower revenues and corresponding gross margin dollars.  We continue to manage our costs relative to our revenue.  We plan for revenue to grow while keeping expenses in alignment with our revenue and gross margins.

LIQUIDITY AND CAPITAL RESOURCES

We have experienced recurring losses from operations and negative cash flows.  For the three months ended January 31, 2009, we incurred a net loss of $1,003,745 and an accumulated deficit of $45,872,309 as of that date.  The report from our independent registered public accounting firm on our audited financial statements at October 31, 2008 contains an explanatory paragraph regarding doubt as to our ability to continue as a going concern as a result of our net loss from operations.  Despite our history of revenues, we can give no assurance that we will be able to maintain or increase our revenues in fiscal 2009 or that we will be successful in reaching profitability or generate positive cash flows from our operations.  We are considering all strategic options to improve our liquidity and provide us with working capital to fund our continuing business operations including equity offerings, asset sales and debt financing as alternatives to improve our cash needs however; we can give no assurances that we will be successful in obtaining or negotiating financing terms.  If adequate funds are not available or are not available on terms acceptable to us, we will likely not be able to take advantage of unanticipated opportunities, develop or enhance services or products, respond to competitive pressures, or continue as a going concern.

Our consolidated financial statements for the three months ended January 31, 2009 do not give effect to any adjustments to recorded amounts and their classifications, which would be necessary should we be unable to continue as a going concern and therefore, be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in the consolidated financial statements.

As of January 31, 2009, we had cash and cash equivalents of approximately $1.2 million and working capital of approximately $776,000, which management believes is sufficient to maintain our operations for 90 days from March 17, 2009.  We do not have any working capital commitments nor do we presently have any external sources of working capital.  Historically, our revenues have not been sufficient to fund our operations and we have relied on capital provided through the sale of equity securities.  Our working capital needs in future periods will depend primarily on the rate at which we can increase our revenues while controlling our expenses and decreasing the use of cash from operations.  Additional capital may be needed to fund acquisitions of additional companies or assets, although we are not a party to any pending agreements at this time and, accordingly, cannot estimate the amount of capital which may be necessary, if any, for acquisitions.  We believe cash on hand together with cash generated from operations will provide sufficient financial resources to finance our current operations through the end of fiscal 2009 although we can provide no assurance we will be able to do so.

For the three months ended January 31, 2009, we generated $437,000 in cash from operating activities. Our primary use of cash was to finance our operating loss. A decrease in accounts receivable generated approximately $1.2 million of cash. The use and availability of our cash is affected by the timing, pricing, and magnitude of orders for our products, and the timing of cash outflows relating to these orders.

We generated approximately $435,000 from our operating, investing and financing activities for the three months ended January 31, 2009.

On March 6, 2008, we renewed our bank line of credit that allows us to borrow an amount equal to the lesser of our collateralized cash on hand or $3.5 million. The line of credit bears interest at the LIBOR Market Index rate plus 1.25%. The line of credit is secured by all of our assets and expires on March 31, 2009. We do not plan to renew this line of credit.  There were no outstanding borrowings on the line of credit at October 31, 2008 and January 31, 2009.

From time to time, we may pursue strategic acquisitions or mergers, which may require significant additional capital. In such event, we may seek additional financing of debt and/or equity. We can provide no assurances that any such financings will be consummated.

Off-Balance Sheet Arrangements

Contractual Obligations and Commercial Commitments

We have significant contractual obligations for fiscal year 2009 and beyond for our operating leases and an employment agreement.  Our total obligation for our headquarters and operations facilities, expiring in August 2009 and August 2014 respectively, is approximately $43,000 a month.  We are currently in negotiations with the landlord of our headquarters facility to reduce this monthly expense and may consolidate our facilities prior to the lease termination date, potentially reducing rent expense by approximately $20,000 a month.  In addition, as discussed in the Note 12 “Subsequent Events” of the Footnotes to our Consolidated Financial Statements in February 2009, we amended our lease for our operations facilities, reducing cash payments by approximately $60,000 and $34,000 for the fiscal years 2009 and 2010, respectively, and reducing our monthly straight-line rent expense by approximately $1,000 a month for the term of the lease.

As of January 31, 2009 the total obligation of our employment agreement for fiscal year 2009 is approximately $161,000 and does not include applicable employment taxes and potential bonuses.  As of March 17, 2009 we have amended our employment agreement with our Chief Financial Officer and entered into an employment agreement with our Chief Executive Officer as discussed in the Note 12 “Subsequent Events” of the Footnotes to the Consolidated Financial Statements.

We do not have any purchase obligations, capital lease obligations or any material commitments for capital expenditures.  We have not engaged in off-balance sheet financing, commodity contract trading or significant related party transactions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information under this item.

ITEM 4T.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to our Company is made known to the officers who certify our financial reports and to other members of our senior management and our Board of Directors.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives. Based upon their evaluation as of January 31, 2009, our Principal Executive and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective at such date.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended January 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RISKS RELATED TO OUR BUSINESS

Our auditors have expressed doubt regarding our ability to continue as a going concern.

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

We cannot offer assurances that any of the strategic options that we are considering to improve our liquidity and provide us with working capital will occur or be successful.

We are considering a variety of strategic options to improve our liquidity and provide us with working capital to fund our continuing business operations.  These options include equity offerings, asset sales, debt financing and merger and acquisition transactions as alternatives to improve our cash needs.  However, there can be no assurance that we will be successful in negotiating or concluding any of these transactions.  If we are unable to consummate one or more of these transactions, and adequate funds are not available to us or are not available on acceptable terms, we will likely not be able to continue as a going concern.

We may not be able to continue our operations without additional funding.

As of January 31, 2009, we had cash and cash equivalents of approximately $1.2 million and working capital of approximately $776,000, which management believes is sufficient to maintain our operations for 90 days from March 17, 2009.  We require additional financing, which we may obtain through issuance of debt and/or equity. Such financing, may not be forthcoming. As widely reported, the domestic financial markets have been extremely volatile in recent months.  If such conditions and constraints continue, we may not be able to acquire additional funds either through credit markets or through equity markets. Even if additional financing is available, it may not be available on terms we find favorable. At this time, there are no anticipated sources of additional funds in place. Failure to secure the needed additional financing will have an adverse effect on our ability to remain in business.

We may not be able to compete successfully against current and future competitors.

The market for our products and services is highly competitive. Many of our competitors offer broader product lines and have substantially greater financial, technical, marketing and other resources than we do, which could seriously harm our net sales and results of operation. Additionally, our competitors may receive beneficial prices from purchasing component parts in large quantities and may be party to product and process technology license arrangement that are more favorable in terms of pricing and availability than our arrangements. As a result, we may have difficulty increasing our market share.

We are dependent on significant customers and the government market.

For the three month period ended January 31, 2009, 56% of our revenues were due from government agencies.  As of January 31, 2009, 11% of our account receivable balance included amounts due from government agencies.   Future revenues and results of operations, and our ability to remain in business could be adversely affected, should these government agencies reduce their purchases, eliminate product lines or choose not to continue to buy products and services from us.

If we are unable to continue to participate in government contract programs or if government contracting policies are changed, our business and results of operations could be harmed. Additionally, most government contracts are subject to modification or termination in the event of changes in funding and our contractual costs and revenues are subject to adjustment as a result of governmental audits. A significant amount of our revenues are derived from sales made through major procurement programs awarded by the government. If we are unable to renew or replace those contracts our results of operations and ability to remain in business could be materially adversely affected.

RISKS RELATED TO OUR COMMON STOCK

Our stock may be subject to substantial price and volume fluctuations due to a number of factors, many of which are beyond our control that may prevent our stockholders from reselling our common stock at a profit.

The securities markets have experienced significant price and volume fluctuations in recent months and the market price of our common stock has been volatile. This market volatility, as well as general economic, market or political conditions, has, and could continue to, reduce the market price of our common. In addition, our operating results could be below the expectations of public market analysts and investors, and in response the market price of our common stock could decrease significantly. Investors may be unable to resell their shares of our common stock for a profit. The decline in the market price of our common stock and market conditions generally may adversely affect our ability to raise additional capital.

If our common stock is delisted from the Nasdaq Capital Market, the market price of our common stock could decrease significantly.

If we are unable to satisfy the Nasdaq Capital Market continued listing criteria in the future, our common stock may be delisted from the Nasdaq Capital Market. If this occurs, trading, if any, in our common stock would thereafter be conducted in the over-the-counter market on the “pink sheets” or the Over-the-Counter Bulletin Board. If our common stock is delisted from the Nasdaq Capital Market, a shareholder may find it more difficult to dispose of, or to obtain quotations as to the price of our common stock. Additionally, if our common stock is delisted from the Nasdaq Capital Market, the market price of our common stock could decrease significantly.

We may issue more shares in connection with a merger or acquisition; this would result in substantial dilution.

Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of Common Stock or Preferred Stock are issued in connection with a business transaction, combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of Common Stock might be materially adversely affected.

We may issue additional shares and dilute your ownership percentage.

Some events over which you have no control could result in the issuance of additional shares of our common stock. We may issue additional shares of common stock or preferred stock to raise additional capital, which may dilute your ownership percentage.

Future sales of our common stock in the public market may adversely affect our stock price.

Future sales of substantial amounts of our common stock in the public market, could adversely affect the market price of our common stock.

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

March 17, 2009	STEELCLOUD, INC.

	By:	/s/ Brian H. Hajost
Name: Brian H. Hajost
Title: Chief Executive Officer and President

	By:	/s/ Kevin Murphy
Name: Kevin Murphy
Title: Chief Financial Officer