Form 10-Q
period 2009-04-30
STEELCLOUD INC
filed 2009-06-15
CIK 1058027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2009

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ________

Commission File No. 000-24015

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
Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
 Yes ☐ No ☐

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
Yes ☐ No ☑

As of June 1, 2009 there were 14,962,876 shares of the registrant’s common stock outstanding.

SteelCloud, Inc.
Form 10-Q Index
for the Quarterly period ended April 30, 2009

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Index to Financial Statements

Condensed Consolidated Balance Sheet	F–1

Unaudited Condensed Consolidated Statements of Operations	F–2

Unaudited Condensed Consolidated Statements of Cash Flows	F–3

Notes to Unaudited Condensed Consolidated Financial Statements	F–4

STEELCLOUD, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

	October 31,	April 30,
	2008	2009
		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$752,351	$538,164
Accounts receivable, net	1,571,673	302,291
Inventory, net	521,920	461,227
Prepaid expenses and other current assets	130,446	157,612
Deferred contract costs	-	25,000
Total current assets	2,976,390	1,484,294

Property and equipment, net	626,440	539,053
Equipment on lease, net	442,099	2,180
Other assets	7,020	12,109

Total assets	$4,051,949	$2,037,636

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$718,316	$482,443
Accrued expenses	561,009	441,253
Notes payable, current	7,538	7,719
Unearned revenue	8,882	36,596
Total current liabilities	1,295,745	968,011

Long-term liabilities
Notes payable, long-term	7,903	3,998
Other long-term	132,055	174,814
Total long-term liabilities	139,958	178,812

Stockholders’ equity
Preferred stock, $.001 par value: 2,000,000 shares authorized, no shares issued and outstanding at October 31, 2008 and April 30, 2009	–	–
Common stock, $.001 par value: 50,000,000 shares authorized, 15,138,376 and 15,342,376 shares issued at October 31, 2008 and April 30, 2009, respectively	15,138	15,342
Additional paid in capital	50,902,172	51,030,239
Treasury stock, 400,000 shares at October 31, 2008 and April 30, 2009	(3,432,500)	(3,432,500)
Accumulated deficit	(44,868,564)	(46,722,268)
Total stockholders’ equity	2,616,246	890,813

Total liabilities and stockholders’ equity	$4,051,949	$2,037,636

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

STEELCLOUD, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended April 30,		Six Months Ended April 30,
	2008	2009	2008	2009
Revenues
Products	$7,827,740	$958,263	$13,080,767	$1,306,165
Services	556,894	238,600	1,110,339	779,608
Total revenues	8,384,634	1,196,863	14,191,106	2,085,773

Cost of revenues
Products	6,435,320	826,048	11,051,123	1,238,472
Services	480,204	166,709	920,513	613,558
Total cost of revenues	6,915,524	992,757	11,971,636	1,852,030

Gross profit	1,469,110	204,106	2,219,470	233,743

Selling and marketing	281,718	144,280	601,962	280,254
Research and product development	208,888	102,273	407,113	203,754
General and administrative	973,440	807,921	1,887,793	1,530,643
Severance and restructuring	-	-	-	73,205

Income (loss) from operations	5,064	(850,368)	(677,398)	(1,854,113)

Interest income, net	4,827	410	11,242	410

Income (loss) before income taxes	9,891	(849,958)	(666,156)	(1,853,703)

Provision for income taxes	-	-	-	-

Net income (loss)	$9,891	$(849,958)	$(666,156)	$(1,853,703)

Income (loss) per share (basic and diluted):
Basic and diluted income (loss) per share	$0.00	$(0.06)	$(0.05)	$(0.13)

Weighted–average shares outstanding:
Basic	14,323,458	14,828,849	14,320,179	14,783,698
Diluted	14,667,606	14,828,849	14,320,179	14,783,698

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

STEELCLOUD, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended April 30,
	2008	2009
Operating activities
Net loss	$(666,156)	$(1,853,703)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	252,956	196,153
Stock-based compensation	163,519	128,271

Changes in operating assets and liabilities:
Accounts receivable	579,248	1,269,382
Inventory	(418,560)	60,693
Deferred contract costs	38,630	(25,000)
Prepaid expenses and other assets	54,393	(32,255)
Accounts payable	2,575,761	(235,873)
Unearned revenue	(48,852)	27,714
Accrued expenses and other liabilities	(421,708)	(76,997)
Net cash provided by (used in) operating activities	2,109,231	(541,616)

Investing activities
(Purchase) sale of property and equipment	(27,138)	331,153
Net cash (used in) provided by investing activities	(27,138)	331,153

Financing activities
Proceeds from exercise of common stock options	10,173	-
Payments on notes payable	(7,792)	(3,725)
Net cash provided by (used in) financing activities	2,381	(3,725)

Net increase (decrease) in cash and cash equivalents	2,084,474	(214,187)

Cash and cash equivalents at beginning of period	2,622,654	752,351
Cash and cash equivalents at end of period	$4,707,128	$538,164

Supplemental cash flow information

Interest paid	$5,756	$1,393
Income taxes paid	$-	$-

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

1.    Nature of Business and Basis of Presentation

Founded in 1987, SteelCloud, Inc. (the “Company” or “SteelCloud”) is a developer and manufacturer of integrated computer systems and appliance solutions for the federal, Independent Software Vendors (“ISV”), and Blackberry markets.  SteelCloud designs, manufactures and integrates specialized servers for federal market prime contractors (“federal integrators”) and ISV’s who use the specialized servers to deliver application software to their clients.

SteelCloud has developed SteelWorks® Mobile (“SteelWorks Mobile”), an appliance solution specifically for the BlackBerry Enterprise Server (“BES”).  SteelWorks Mobile was developed in conjunction with Research in Motion (“RIM”).  SteelWorks Mobile is an integrated server appliance that enables virtually any size organization to implement the BES at a fraction of the cost, time, and resource commitment.  SteelCloud has filed for patent protection for the SteelWorks Mobile technology it created for the installation wizard, backup and restore features.  These patents are currently pending approval from the U.S. Patent and Trademark Office.  Additionally, SteelCloud developed SteelWorks FedMobile, a BlackBerry Enterprise Server appliance solution specifically for the Department of Defense (“DoD”) and other related agencies.  The SteelWorks FedMobile appliance builds upon SteelWorks Mobile by automating the application of the Defense Information Systems Agency’s and DoD’s Security Technical Implementation Guide (“STIG”) to the BES installation process.  The STIG mandates the policies for which the DoD and related agencies must operate their wireless communications.  As a result, SteelCloud’s FedMobile appliance allows DoD organizations to implement a STIG compliant BES infrastructure in a fraction of the time, cost, or resources necessary to what is otherwise a time intensive and manual STIG process.

For ISV customers, SteelCloud designs, manufactures and integrates low-maintenance servers (called “appliances” in this market) so ISVs can make their software product easier to deploy and support, more competitive and open new markets by delivering their application software on fully-integrated, ready-to-use appliances.

In addition, the Company serves information technology end users directly, in both the public and private sectors, with products and services focused on IT-centric solutions.  SteelCloud’s IT centric solutions consist primarily of consulting and staff augmentation services.

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

The Company’s consolidated financial statements for the three and six months ended April 30, 2009 do not give effect to any adjustments to recorded amounts and their classifications, which would be necessary should the Company be unable to continue as a going concern and therefore, be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the consolidated financial statements.

Going Concern

SteelCloud has had recurring annual operating losses since its fiscal year ended October 31, 2004.  SteelCloud expects that such losses will continue at least through its fiscal year ending October 31, 2009.  The report of SteelCloud’s independent registered public accounting firm on SteelCloud’s consolidated financial statements for the fiscal year ended October 31, 2008 contains an explanatory paragraph regarding SteelCloud’s ability to continue as a going concern based upon its history of net losses.

SteelCloud is dependent upon available cash and operating cash flow to meet its capital needs.  SteelCloud is considering all strategic options to improve its liquidity and provide it with working capital to fund its continuing business operations which include equity offerings, asset sales or debt financing as alternatives to improve SteelCloud’s cash needs; however, there can be no assurance that SteelCloud will be successful in negotiating financing on terms agreeable to it or at all.  If adequate funds are not available or are not available on acceptable terms, SteelCloud will likely not be able to take advantage of unanticipated opportunities, develop or enhance services or products, respond to competitive pressures, or continue as a going concern.  There is no assurance that SteelCloud will be successful in raising working capital as needed.  Further, there are no assurances that SteelCloud will have sufficient funds to execute its business plan, pay its operating expenses and obligations as they become due or generate positive operating results.

SteelCloud is in the process of executing on several restructuring initiatives which include the following:

•	A reorganization that included personnel terminations from all parts of the organization;

•	Elimination of all non-essential costs;

•	Reduction of occupancy costs; and

•	Obtaining capital or bridge financing.

While SteelCloud believes that these initiatives will better align its costs with its anticipated revenues going forward, it will take time for these initiatives to have an impact on SteelCloud’s net revenue and operating income.  Furthermore, in reviewing its business strategies, SteelCloud’s management has determined that it is in the Company’s best interest to focus its resources and investments on its BlackBerry-related technologies and products.  The Company is evaluating strategic alternatives for the disposition of its other businesses.

2.    Subsequent Events

On May 22, 2009, the Company entered into a Stipulation/Consent Order with CRP (the “Stipulation”), pursuant to an Affidavit and Statement of Account (the “Affidavit”), stating, as declared by a general manager of Jones Lang LaSalle, a property management company and agent for CRP Holdings A-1, LLC (“CRP”), the landlord of 14040 Park Center Road, Suite 210, Herndon, Virginia 20171 (the “Premises”), that CRP, as landlord, was seeking a judgment against the Company for: (i) possession of the Premises, and (ii) monetary damages for nonpayment of rent due under a sublease, dated September 28, 2004, by and between us and NEC America, Inc. (“NEC”) (the “Sublease”), and a subsequent assignment of the Sublease to CRP from NEC, dated December 15, 2008.  In the Stipulation the Company acknowledged that the balance due for rent and additional rent for the Premises was $168,637.96, together with attorney’s fees and court expenses of $7,041.00 through May 22, 2009 (the “Judgment Amount”).  Pursuant to the Stipulation, the Company paid $30,000 (the “Forbearance Payment”) on May 22, 2009 toward the Judgment Amount.  Further the Company agreed to, and has, vacated the Premises.  CRP agreed to stay enforcement of the Judgment Amount until the earlier of (a) the Company’s receipt of capital in the amount of at least $500,000, or (b) May 31, 2010.  The matter was returned to the court’s files pending the Company’s compliance with the terms of the Stipulation.  The Company has accrued the balance due for rent of approximately $139,000 in its April 30, 2009 balance sheet.

3.    Recently Issued Accounting Pronouncements

Effective November 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”) and Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”).  SFAS 157, which defines fair value, establishes a framework for measuring fair value in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), and expands disclosures about fair value measurements.  SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell asset or paid to transfer a liability in an orderly transaction between market participants.  SFAS 159 permits an entity to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. For the three and six month periods ended April 30, 2009, the Company has elected not to use the fair value option permitted under SFAS 159 for any of its financial assets and financial liabilities that are not already recorded at fair value.

In February 2008, the FASB issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”).  FSP 157-2 deferred the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.  The Company is in the process of evaluating the effect, if any, the adoption of FSP 157-2 will have on its financial statements.

In October 2008, the FASB issued Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is not Active” (“FSP 157-3”).  FSP 157-3 provides guidance for determining the fair value of a financial asset in an inactive market.  The Company is in the process of evaluating the effect, if any, the adoption of FSP 157-3 will have on its financial statements.

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

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165"). SFAS 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009.  The Company is in the process of evaluating the effect, if any the adoption SFAS 165 will have on its financial statements.

4.    Significant Customers

For the three and six month periods ended April 30, 2009, 40% and 30% of the Company’s revenues respectively, were recognized due from a single government agency.    As of April 30, 2009, 16% of the account receivable balance included amounts due from the government agency.

5.    Equity

Stock-based Compensation

The Company recognized approximately $121,000 and $100,000 of stock-based compensation expense during the three month periods ended April 30, 2009 and 2008, respectively.  Stock-based compensation expense for the three-month period ended April 30, 2009 and 2008 increased the Company’s basic and diluted loss per share by $0.01.  The Company recognized approximately $128,000 and $164,000 of stock-based compensation expense during the six month periods ended April 30, 2009 and 2008, respectively.  Stock-based compensation expense for the six month periods ended April 30, 2009 and 2008 decreased the Company’s basic and diluted loss per share by $0.01.  The estimated fair value of the Company’s stock-based awards is amortized on a straight-line basis over the awards’ original service period.

On February 28, 2009, the Company entered into an Employment Agreement Amendment with Kevin Murphy, the Company’s current Chief Financial Officer in which Mr. Murphy agreed to forfeit options to purchase an aggregate of 225,000 shares of the Company’s common stock, $0.001 par value per share and instead entered into separate Incentive Stock Option and Restricted Stock agreements with the Company.  Pursuant to the Incentive Stock Option agreement Mr. Murphy was granted an option to purchase 150,000 shares of common stock, which shall vest quarterly in arrears over a one year period.  Pursuant to the Restricted Stock Agreement with the Company, Mr. Murphy shall receive 90,000 shares of restricted stock which shall vest ratably over 12 months, or 7,500 shares per month, so long as Mr. Murphy is employed by the Company on the last day of each month.  The cancellation and reissuance of equity awards to Mr. Murphy was treated as a modification of Mr. Murphy’s forfeited awards in accordance with SFAS No. 123R.

Restricted Stock

During the three and six month periods ended April 30, 2009, the Company granted 300,000 and 546,000 shares of restricted common stock, pursuant to its Amended 2007 Stock Option and Restricted Stock Plan.  The fair value of the restricted stock was determined based upon the closing stock price on the date of grant.  The restricted stock grants vest quarterly over a one year period.  As of April 30, 2009, 150,000 of the restricted stock grants vested.  The Company’s restricted stock grants are accounted for as equity awards and are recognized on a straight-line basis over the requisite service period.  The Company’s restricted stock agreements do not contain any post-vesting restrictions.  For the three and six month periods ended April 30, 2009, the Company recognized $58,000 and $85,000 of stock-based compensation expense associated with these restricted stock awards.  The Company recognized a credit of approximately $43,000 due to the reversal of previously recognized stock-based compensation on unvested stock options forfeited during the three and six month periods ended April 30, 2008 and 2009.

Additional Paid-in Capital

Additional paid in capital has increased approximately $121,000 and $128,000 during the three and six month periods ended April 30, 2009, respectively due to stock based compensation expense.

6.    Unearned Revenue and Deferred Contract Costs

Unearned revenue and deferred contract costs includes amounts received from customers for which revenue and the associated costs of the revenue has not been recognized. This generally results from certain customer contracts, ISV releases, warranties, hardware maintenance and support, and consulting services. The unearned revenue and contract costs associated with customer contracts and ISV releases represents payments received for milestones achieved prior to recognition of revenue. This revenue and associated cost will be recognized as products are shipped. Revenues and associated costs from warranties and hardware maintenance and support are recognized ratably over the service term selected by the customer. Service revenues and associated costs from consulting are recognized as the services are performed.

7.    Inventories

Inventories consisted of the following:

	October 31,	April 30,
	2008	2009
Raw materials	$344,898	$249,505
Work in process	-	53,895
Finished goods	177,022	157,827
	$521,920	$461,227

8.    Earnings per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the period and is calculated by dividing the net earnings (loss) by the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding plus common stock equivalents associated with stock options and warrants and is calculated by dividing net earnings by the weighted average number of common shares outstanding used in the basic earnings per share calculation plus the common stock equivalent of stock options and warrants. The dilutive weighted average number of common stock outstanding excluded potential common stock from stock options and warrants of approximately 214,00 and 786,000 for the three month periods ended April 30, 2009 and 2008, respectively, and 13,000 and 381,000 for the six month periods ended April 30, 2009 and 2008, respectively.  These shares were excluded from the earnings per share calculation due to their antidilutive effect resulting from the loss from operations.

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

The Company conducts business in the U.S. and is subject to tax in that jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the respective federal and state tax authorities. For income tax returns filed by the Company, the Company is no longer subject to U.S. federal, or state tax examination by tax authorities for years before October 31, 2005, although carryforward tax attributes that were generated prior to October 31, 2005 may still be adjusted upon examination by tax authorities if they either have been or will be utilized.  The Company’s accounting policy is to recognize interest and penalties related to income tax matters in general and administrative expense. The Company had $0 accrued for interest and penalties as of April 30, 2009.

10.  Commitments and Contingencies

The Company has accrued approximately $51,000 pertaining to payroll taxes and related interest resulting from the failure to report certain employee reimbursements as compensation.  The Company intends to file the necessary returns to resolve the contingency.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References herein to “we”, “our”, “ours” and “us” are to SteelCloud, Inc.

Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements.” Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, our ability to obtain financing in the short term, risks associated with the integration of businesses following an acquisition, concentration of revenue from one source, competitors with broader product lines and greater resources, emergence into new markets, the termination of any of our significant contracts or partnerships, our inability to maintain working capital requirements to fund future operations or our inability to attract and retain highly qualified management, technical and sales personnel. Statements made herein are as of the date of the filing of this Quarterly Report on Form 10-Q with the Securities and Exchange Commission (the “SEC”) and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim, any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

The following discussion should be read in conjunction with the consolidated financial statements and Footnotes thereto included in Item 1 in this Quarterly Report on Form 10-Q,and with our Annual Report on Form 10-K for the fiscal year ended October 31, 2008 as amended, filed by us with the SEC.

OVERVIEW

Founded in 1987, we are a developer and manufacturer of integrated computer systems and appliance solutions for the federal, ISV, and Blackberry markets.  We design, manufacture and integrate specialized servers for federal market prime contractors (“federal integrators”) and Independent Software Vendors (“ISV”s) who use the specialized servers to deliver application software to their clients.

BlackBerry® Enterprise Server Solution (SteelWorks® Mobile)

As an extension of our ISV business, we developed SteelWorks® Mobile (“SteelWorks Mobile”), an appliance solution specifically for the BlackBerry Enterprise Server (“BES”).  SteelWorks Mobile was developed in conjunction with Research in Motion (“RIM”).   SteelWorks Mobile is an integrated server appliance that enables virtually any size organization to implement the BES at a fraction of the cost, time, and resource commitment.  We have filed for patent protection for the SteelWorks Mobile technology we created for the installation wizard, backup and restore features.  These patents are currently pending approval from the U.S. Patent and Trademark Office.

In addition, we developed SteelWorks FedMobile, our BlackBerry Enterprise Server appliance solution specifically for the Department of Defense (“DoD”) and other related agencies.  The SteelWorks FedMobile appliance builds upon SteelWorks Mobile by automating the application of the Defense Information Systems Agency’s and DoD’s Security Technical Implementation Guide (“STIG”) to the BES installation process.  The STIG mandates the policies for which the DoD and related agencies must operate their wireless communications.  As a result, our FedMobile appliance allows DoD organizations to implement a STIG compliant BES infrastructure in a fraction of the time, cost, or resources necessary to what is otherwise a time intensive and manual STIG process.

Federal Systems Integrator

Federal integrators outsource their specialized requirements to us and consider us to be an integral part of their product and service delivery capability.  We design and manufacture specialized embedded and integrated computing systems that are the foundation upon which the integrators develop and deliver their application software.

Our specialized service allows our customers to outsource computer system integration in order that they may concentrate on their core application software and services.  As a result, integrators improve customer satisfaction, shorten time to delivery and lower overall development costs.

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

Research and Product Development

By investing in product development, we believe we will have more control over the functionality and marketing of our products.  We also believe that the resulting intellectual property will increase the competitiveness of our offerings and improve product margins.  For the three and six months ended April 30, 2009, we incurred research and development costs of approximately $102,000 and $204,000, respectively.  We will continue to incur costs for product development in the future.

GSA Contract

We have a multiple award schedule contract with the U.S. General Services Administration (the “GSA Contract”).  The GSA Contract was originally awarded in April 1996.  It was renewed in fiscal years 2002 and 2007, and is valid through March 31, 2012.  In August 2006, GSA Contract auditors awarded us an “Outstanding” rating for our management and execution of the GSA Contract.  The GSA Contract enables government IT purchasers to acquire all of their needed goods and services from a particular vendor and largely limits the competition to selected vendors holding GSA Contracts.  For the three and six months ended April 30, 2009, our GSA Contract had sales of approximately $174,000 and $433,000, respectively, which accounted for approximately 15% and 21%, respectively, of our net revenues.

Nasdaq

On March 23, 2009, we received notice, under Marketplace Rule 4310(c)(3)(the “Rule”), that our common stock is subject to potential delisting from the Nasdaq Capital Market because we do not have a minimum of $2,500,000 in stockholders’ equity, $35,000,000 market value of listed securities, or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years.  We provided NASDAQ with a specific plan of how we intend to achieve and sustain compliance with all the Nasdaq Capital Market listing requirements, including a time frame for completion of such plan.  Our plan includes the following two strategies: (i) increasing our stockholders equity in excess of the minimum $2,500,000 requirement by raising between $3,000,000 to $4,000,000 through an equity transaction; and (ii) identifying a strategic partner interested in either merging with or acquiring us.  On April 28, 2009 we received notice from Nasdaq indicating that Nasdaq had granted our request for an extension of time to regain compliance with the Nasdaq listing requirements.  The terms of the extension include: (a) on or before July 6, 2009, we must complete an equity transaction or a merger/and or acquisition, and (b) we must make appropriate disclosures to the SEC and Nasdaq on a Form 8-K.  In the event we do not satisfy the terms of this extension, Nasdaq will provide us with written notification that our securities will be delisted.

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

Recently Issued Accounting Pronouncements

Effective November 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”) and Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”).  SFAS 157, which defines fair value, establishes a framework for measuring fair value in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), and expands disclosures about fair value measurements.  SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell asset or paid to transfer a liability in an orderly transaction between market participants.  SFAS 159 permits an entity to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. For the three and six month periods ended April 30, 2009, we have elected not to use the fair value option permitted under SFAS 159 for any of our financial assets and financial liabilities that are not already recorded at fair value.

In February 2008, the FASB issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”).  FSP 157-2 deferred the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.  We are in the process of evaluating the effect, if any, the adoption of FSP 157-2 will have on our financial statements.

In October 2008, the FASB issued Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is not Active” (“FSP 157-3”).  FSP 157-3 provides guidance for determining the fair value of a financial asset in an inactive market.  We are in the process of evaluating the effect, if any, the adoption of FSP 157-3 will have on our financial statements.

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

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165"). SFAS 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009.  We are in the process of evaluating the effect, if any, the adoption of SFAS No. 165 will have on our financial statements.

RESULTS OF OPERATIONS

The overall economic downturn has impacted virtually every area of our business.  There were and continue to be reductions in quantities ordered from our commercial and government clients as well as continued delays of anticipated program awards that were originally planned for late fiscal 2008 and early fiscal 2009.

For the three months ended April 30, 2009 compared to the three months ended April 30, 2008:

Net Revenue Discussion:

The following table summarizes our net revenue for the three months ended April 30, 2008 and 2009 in dollars and as a percentage of net revenues.

	Three Months Ended April 30,
	2008		2009		Increase (decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage

Products	$7,827,740	93.36%	$958,263	80.06%	$(6,869,477)	(87.76)%
Services	556,894	6.64%	238,600	19.94%	(318,294)	(57.16)%
Total net revenues	$8,384,634	100.00%	$1,196,863	100.00%	$(7,187,771)	(85.73)%

The decrease in product revenue is primarily attributable to our exiting the reseller business and continued program delays with our integrator business. Due to the current economic decline, we experienced a significant reduction in our Integrator and ISV opportunities. Our ISV opportunities also declined as our customers merged and/or were acquired resulting in lower demand for our products.

The decrease in service revenue for the three-month period ended April 30, 2009 as compared to the same period in fiscal 2008 is the result of our completing a large services contract in December 2008.  We anticipate service revenues to fluctuate in the near future due to the current state of the U.S. economy.

Gross Profit Discussion:

The following table summarizes our gross profit for the three months ended April 30, 2008 and 2009 in dollars, as a percentage of gross profit and as a percentage of net revenues.

	Three Months Ended April 30,
	2008		2009		Increase (decrease)
		% of Gross		% of Gross
	Dollars	Profit	Dollars	Profit	Dollars	Percentage

Products	$1,392,420	94.78%	$132,215	64.78%	$(1,260,205)	(90.50)%
Products - GM%	17.79%		13.80%

Services	76,690	5.22%	71,891	35.22%	$(4,799)	(6.26)%
Services – GM%	13.77%		30.13%

Total gross profit	$1,469,110	100.00%	$204,106	100.00%	$(1,265,004)	(86.11)%
Total – GM%	17.52%		17.05%

The decrease in gross profit percentage for the three months ended April 30, 2009 as compared to the same period in fiscal 2008 is primarily due to the allocation of our fixed cost.  Although we were able to better align our variable expenses with our revenue, we were not able to significantly reduce our fixed facility expenses during the three months ended April 30, 2009.  As a result of the reduced volume of revenue and corresponding production activity that occurred during the three months ended April 30, 2009, we included abnormal amounts of idle facility expense in our cost of goods sold for the three months ended April 30, 2009 compared to the same period in 2008.

The increase in services gross profit for the three months ended April 30, 2009 as compared to the same period in fiscal 2008 is primarily attributable to the completion of a low margin services contract in December 2008.

Operating Expense Discussion:

The following table summarizes our operating expenses for the three months ended April 30, 2008 and 2009 in dollars and as a percentage of net revenues.

	Three Months Ended April 30,
	2008		2009		Increase (decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage

Selling and marketing	$281,718	3.36%	$144,280	12.05%	$(137,438)	(48.79)%
Research and product development	208,888	2.49%	102,273	8.55%	(106,615)	(51.04)%
General and administrative	973,440	11.61%	807,921	67.50%	(165,519)	(17.00)%
Total operating expenses	$1,464,046	17.46%	$1,054,474	88.10%	$(409,572)	(27.98)%

The decrease in selling and marketing expense is the result of aligning expenses to our current and future business models. For the three months ended April 30, 2009 compared to the three months ended April 30, 2008, marketing activities and expense associated with selling and marketing personnel decreased as a result of cost cutting efforts. We will continue to evaluate our costs relative to our revenues and gross margins.

The decrease in research and product development expense for the three months ended April 30, 2009 compared to the three months ended April 30, 2008 is the result of our aligning expenses to our current and future business models.  We believe that research and product development expenses will fluctuate from quarter to quarter as we develop and introduce new products into the marketplace.

The decrease in general and administrative expenses for the three months ended April 30, 2009 compared to the three months ended April 30, 2008 is primarily attributable to cost cutting efforts. The cost reductions continue to include curtailing expenses related to non-revenue generating activities, terminating non-essential employees, and instituting across the board departmental expense reductions.

Other Income (Expense) Discussion:

The following table summarizes our other income (expense) for the three months ended April 30, 2008 and 2009 in dollars and as a percentage of net revenues.

	Three Months Ended April 30,
	2008		2009		Increase (decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage

Interest income	$4,827	0.06%	$410	0.03%	$(4,417)	(91.51)%
Total interest income	$4,827	0.06%	$410	0.03%	$(4,417)	(91.51)%

The decrease in net interest income for the three-month period ended April 30, 2009 is attributable to the recording of interest relating to payroll taxes resulting from the failure to report certain employee reimbursements as compensation offsetting lower interest earned as a result of lower cash balances compared to the same period in fiscal year 2008.

Net Income (Loss) Discussion:

The following table summarizes our net (loss) for the three months ended April 30, 2008 and 2009 in dollars and as a percentage of net revenues.

	Three Months Ended April 30,
	2008		2009		Increase (decrease)
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage

Net income (loss)	$9,891	0.12%	$(849,958)	(71.02)%	$(859,849)	(8693.25)%

The increase in net loss for the three months ended April 30, 2009 as compared to the same period in fiscal 2008 is a result of lower revenues and corresponding gross margin dollars.  We continue to manage our costs relative to our revenue.

For the six months ended April 30, 2009 compared to the six months ended April 30, 2008:

Net Revenue Discussion:

The following table summarizes our net revenue for the six months ended April 30, 2008 and 2009 in dollars and as a percentage of net revenues.

	Six Months Ended April 30,
	2008		2009		Increase (decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage

Products	$13,080,767	92.18%	$1,306,165	62.62%	$(11,774,602)	(90.01)%
Services	1,110,339	7.82%	779,608	37.38%	(330,731)	(29.79)%
Total net revenues	$14,191,106	100.00%	$2,085,773	100.00%	$(12,105,333)	(85.30)%

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

The decrease in service revenue for the six month period ended April 30, 2009 as compared to the same period in fiscal 2008 is the result of us completing a large services contract in December 2008.  We anticipate service revenues to fluctuate in the near future due to the current state of the U.S. economy.

Gross Profit Discussion:

The following table summarizes our gross profit for the six months ended April 30, 2008 and 2009 in dollars, as a percentage of gross profit and as a percentage of net revenues.

	Six Months Ended April 30,
	2008		2009		Increase (decrease)
		% of Gross		% of Gross
	Dollars	Profit	Dollars	Profit	Dollars	Percentage

Products	$2,029,644	91.45%	$67,693	28.96%	$(1,961,951)	(96.66)%
Products - GM%	15.52%		5.18%

Services	189,826	8.55%	166,050	71.04%	$(23,776)	(12.53)%
Services – GM%	17.10%		21.30%

Total gross profit	$2,219,470	100.00%	$233,743	100.00%	$(1,985,727)	(89.47)%
Total – GM%	15.64%		11.21%

The decrease in gross profit percentage for the six months ended April 30, 2009 as compared to the same period in fiscal 2008 is primarily due to the allocation of our fixed cost.  Although we were able to align our variable expenses with our revenue, we were not able to significantly reduce our fixed facility expenses during the six months ended April 30, 2009.  As a result of the reduced volume of revenue and corresponding production activity that occurred during the six months ended April 30, 2009, we included abnormal amounts of idle facility expense in our cost of goods sold for the six months ended April 30, 2009 compared to the same period in 2008.

The increase in services gross profit for the six months ended April 30, 2009 as compared to the same period in fiscal 2008 is primarily attributable to the completion of a low margin services contract in December 2008.

Operating Expense Discussion:

The following table summarizes our operating expenses for the six months ended April 30, 2008 and 2009 in dollars and as a percentage of net revenues.

	Six Months Ended April 30,
	2008		2009		Increase (decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage

Selling and marketing	$601,962	4.24%	$280,254	13.44%	$(321,708)	(53.44)%
Research and product development	407,113	2.87%	203,754	9.77%	(203,359)	(49.95)%
General and administrative	1,887,793	13.30%	1,530,643	73.38%	(357,150)	(18.92)%
Severance and restructuring	-	-	73,205	3.51%	73,205	100.00%
Total operating expenses	$2,896,868	20.41%	$2,087,856	100.10%	$(809,012)	(27.93)%

The decrease in selling and marketing expense is the result of aligning expenses to our current and future business models. For the six months ended April 30, 2009 compared to the six months ended April 30, 2008, marketing activities and expense associated with selling and marketing personnel decreased as a result of cost cutting efforts.

The decrease in research and product development for the six months ended April 30, 2009 compared to the six months ended April 30, 2008 is the result of our aligning expenses to our current and future business models.  We believe that research and product development expenses will fluctuate from quarter to quarter as we develop and introduce new products into the marketplace.

The decrease in general and administrative expenses for the six months ended April 30, 2009 compared to the six months ended April 30, 2008 is primarily attributable to cost cutting efforts. The cost reductions continue to include curtailing expenses related to non-revenue generating activities, terminating non-essential employees, and instituting across the board departmental expense reductions.

The increase in severance and restructuring costs for the six months ended April 30, 2009 compared to the six months ended April 30, 2008 is the result of incurring severance payments in the amount of $73,205 associated with the termination of our former CEO and President’s employment agreement during the three months ended January 31, 2009.

Other Income (Expense) Discussion:

The following table summarizes our other income (expense) for the six months ended April 30, 2008 and 2009 in dollars and as a percentage of net revenues.

	Six Months Ended April 30,
	2008		2009		Increase (decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage

Interest income	$11,242	0.08%	$410	0.02%	$(10,832)	(96.35)%
Total interest income	$11,242	0.08%	$410	0.02%	$(10,832)	(96.35)%

The decrease in net interest income for the six-month period ended April 30, 2009 is attributable to the recording of interest relating to payroll taxes resulting from the failure to report certain employee reimbursements as compensation offsetting lower interest earned as a result of lower cash balances compared to the same period in fiscal year 2008.

Net (Loss) Discussion:

The following table summarizes our net (loss) for the six months ended April 30, 2008 and 2009 in dollars and as a percentage of net revenues.

	Six Months Ended April 30,
	2008		2009		Increase (decrease)
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage

Net (loss)	$(666,156)	(4.69)%	$(1,853,703)	(88.87)%	$1,187,547	178.27%

The increase in net loss for the six months ended April 30, 2009 as compared to the same period in fiscal 2008 is a result of lower revenues and corresponding gross margin dollars.  We continue to manage our costs relative to our revenue.

LIQUIDITY AND CAPITAL RESOURCES

We have experienced recurring losses from operations and negative cash flows.  For the six months ended April 30, 2009, we incurred a net loss of $1,853,703 and an accumulated deficit of $46,722,268 as of that date.  The report from our independent registered public accounting firm on our audited financial statements at October 31, 2008 contains an explanatory paragraph regarding doubt as to our ability to continue as a going concern as a result of our net loss from operations.  Despite our history of revenues, we can give no assurance that we will be able to maintain or increase our revenues in fiscal 2009 or that we will be successful in reaching profitability or generate positive cash flows from our operations.  We are considering all strategic options to improve our liquidity and provide us with working capital to fund our continuing business operations including equity offerings, asset sales and debt financing as alternatives to improve our cash needs; however; we can offer no assurance that we will be successful in identifying, obtaining or negotiating financing terms.  If adequate funds are not available or are not available on terms acceptable to us, we will likely not be able to take advantage of unanticipated opportunities, develop or enhance services or products, respond to competitive pressures, or continue as a going concern.

Our consolidated financial statements for the three and six months ended April 30, 2009 do not give effect to any adjustments to recorded amounts and their classifications, which would be necessary should we be unable to continue as a going concern and therefore, be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in the consolidated financial statements.

As of April 30, 2009, we had cash and cash equivalents of approximately $538,000 and working capital of approximately $516,000.  We do not have any working capital commitments nor do we presently have any external sources of working capital.  Historically, our revenues have not been sufficient to fund our operations and we have relied on capital provided through the sale of equity securities.  Our working capital needs in future periods will depend primarily on the rate at which we can increase our revenues while controlling our expenses and decreasing the use of cash from operations.  Additional capital is needed to fund acquisitions of additional companies or assets, although we are not a party to any pending agreements at this time and, accordingly, cannot estimate the amount of capital which may be necessary, if any, for acquisitions.  We believe cash on hand together with cash generated from operations will not be adequate to sustain our operations until our next fiscal quarter and that additional financing is needed.  We are currently in the process of registering shares of our common stock to sell directly to investors in order to raise additional capital.  We can provide no assurances that any such financings will be consummated.

For the six months ended April 30, 2009, we used $542,000 in cash from operating activities. Our primary use of cash was to finance our operating loss.  The use and availability of our cash is affected by the timing, pricing, and magnitude of orders for our products, and the timing of cash outflows relating to these orders.

We generated approximately $331,000 from our investing activities for the six months ended April 30, 2009.

Off-Balance Sheet Arrangements

Contractual Obligations and Commercial Commitments

We have significant contractual obligations for fiscal year 2009 and beyond for our operating leases and employment agreements.

On February 27, 2009, we entered into a lease amendment with the landlord of one of our operation facilities whereby the current lease, which is presently scheduled to expire on August 31, 2014, has been amended to provide for (i) the extension of the lease term for a period of one (1) year and four (4) months ending on December 31, 2015, and (ii) certain other modifications, including a reduction in our rent cash payments by approximately $60,000 and $34,000 for the fiscal years 2009 and 2010, respectively.  Our monthly straight-line rent expense will be approximately $21,000 a month for the length of the lease.

On May 22, 2009, we entered into a Stipulation/Consent Order with CRP (the “Stipulation”), pursuant to an Affidavit and Statement of Account (the “Affidavit”), stating, as declared by a general manager of Jones Lang LaSalle, a property management company and agent for CRP Holdings A-1, LLC (“CRP”), the landlord of 14040 Park Center Road, Suite 210, Herndon, Virginia 20171 (the “Premises”), that CRP, as landlord, was seeking a judgment against us for: (i) possession of the Premises, and (ii) monetary damages for nonpayment of rent due under a sublease, dated September 28, 2004, by and between us and NEC America, Inc. (“NEC”) (the “Sublease”), and a subsequent assignment of the Sublease to CRP from NEC, dated December 15, 2008.  In the Stipulation we acknowledged that the balance due for rent and additional rent for the Premises was $168,637.96, together with attorney’s fees and court expenses of $7,041.00 through May 22, 2009 (the “Judgment Amount”).  Pursuant to the Stipulation, we paid $30,000 (the “Forbearance Payment”) on May 22, 2009 toward the Judgment Amount.  Further we agreed to, and have, vacated the Premises.  CRP agreed to stay enforcement of the Judgment Amount until the earlier of (a) our receipt of capital in the amount of at least $500,000, or (b) May 31, 2010.  The matter was returned to the court’s files pending our compliance with the terms of the Stipulation.

On February 5, 2009, we entered into an Executive Retention Agreement (the “2009 Agreement”) with Brian Hajost, our current President and Chief Executive Officer, effective as of January 16, 2009.  Pursuant to the terms of the 2009 Agreement, as compensation for Mr. Hajost serving as our President and Chief Executive Officer, Mr. Hajost receives (a) a semi-monthly salary of $8,333.33 (or $200,000 annually); (b) a stock grant of 156,000 shares of our common stock, which will vest ratably over 12 months; and (c) a stock option grant of 300,000 shares of our common stock, which will vest ratably over a three year term and have a five year exercise period.  The 2009 Agreement further provides that in the event we terminate Mr. Hajost’s employment without cause (other than due to Mr. Hajost’s request), or if Mr. Hajost terminates his employment for good reason, Mr. Hajost will be entitled to (a) if the termination takes place within three months from the date of the 2009 Agreement, two months salary, (b) if the termination takes place between three and six months from the date of the 2009 Agreement, three months salary, (c) if the termination takes place between six months and one year from the date of the 2009 Agreement, six months salary, (d) if the termination takes place after the first year anniversary of the 2009 Agreement, 12 months salary.  In the event that a majority of our stock or a substantial portion of our assets are acquired, the acquisition closes while Mr. Hajost is employed by us, and Mr. Hajost’s employment with us is terminated without cause (other than due to Mr. Hajost’s request) within 30 days of the acquisition, Mr. Hajost will be entitled to severance pay equal to the lesser of (a) 24 months salary based on his annual rate of pay for the calendar year before the calendar year of termination from service, or (b) two times the IRS limit for qualified plans provided for in 26 U.S.C. § 401(a)(17) for the calendar year of termination of service.

On February 28, 2009, we entered into an Employment Agreement Amendment (the “Amended Agreement”) with Kevin Murphy, our current Chief Financial Officer, pursuant to which the terms of Mr. Murphy’s employment agreement, dated June 8, 2004, as amended on October 26, 2007 and December 31, 2008, were amended. Under the terms of the Amended Agreement, Mr. Murphy’s annual base salary was reduced to $193,500, from $215,000 and Mr. Murphy’s monthly general business allowance was reduced to $500, from $1,000. The terms of the Amended Agreement further provide that (a) Mr. Murphy agrees to forfeit options to purchase an aggregate of 225,000 shares of our common stock, $0.001 par value per share (the “Common Stock”), (b) Mr. Murphy shall enter into a separate Incentive Stock Option agreement with us, pursuant to which Mr. Murphy shall be granted an option to purchase 150,000 shares of our common stock, which shall vest quarterly in arrears over a one year period, and (c) Mr. Murphy shall enter into a separate Restricted Stock Agreement with us, pursuant to which Mr. Murphy shall receive 90,000 shares of restricted stock which shall vest ratably over 12 months, or 7,500 shares per month, so long as Mr. Murphy is employed by us on the last day of each month.

As of April 30, 2009 the total obligation of our employment agreements for fiscal year 2009 is approximately $197,000 and does not include applicable employment taxes and potential bonuses.

We do not have any purchase obligations, capital lease obligations or any material commitments for capital expenditures.  We have not engaged in off-balance sheet financing, commodity contract trading or significant related party transactions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a “smaller reporting company” as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information under this item.

ITEM 4T.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to our company is made known to the officers who certify our financial reports and to other members of our senior management and our Board of Directors.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives. Based upon their evaluation as of April 30, 2009, our Principal Executive and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective at such date.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended April 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On May 22, 2009, we entered into a Stipulation, pursuant to an Affidavit, stating, as declared by a general manager of Jones Lang LaSalle, a property management company and agent for CRP, the landlord of the Premises, that CRP, as landlord, was seeking a judgment against us for: (i) possession of the Premises, and (ii) monetary damages for nonpayment of rent due under a sublease, dated September 28, 2004, by and between us and NEC (the “Sublease”), and a subsequent assignment of the Sublease to CRP from NEC, dated December 15, 2008.  In the Stipulation we acknowledged Judgment Amount.  Pursuant to the Stipulation, we made the Forbearance Payment on May 22, 2009 toward the Judgment Amount.  Further we agreed to, and have, vacated the Premises.  CRP agreed to stay enforcement of the Judgment Amount until the earlier of (a) our receipt of capital in the amount of at least $500,000, or (b) May 31, 2010.  The matter was returned to the court’s files pending our compliance with the terms of the Stipulation.

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

The report of our independent registered public accounting firm on our consolidated financial statements for the fiscal year ended October 31, 2008 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our history of net losses.  We have had recurring annual operating losses since our fiscal year ended October 31, 2004.  We expect that such losses will continue at least through our fiscal year ending October 31, 2009.

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

As of April 30, 2009, we had cash and cash equivalents of approximately $538,000 and working capital of approximately $516,000.  We require additional financing, which we may obtain through issuance of debt and/or equity. Such financing, may not be forthcoming. As widely reported, the domestic financial markets have been extremely volatile in recent months.  If such conditions and constraints continue, we may not be able to acquire additional funds either through credit markets or through equity markets. Even if additional financing is available, it may not be available on terms we find favorable. Failure to secure the needed additional financing will have an adverse effect on our ability to remain in business.

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

The securities markets have experienced significant price and volume fluctuations in recent months and the market price of our common stock has been volatile. This market volatility, as well as general economic, market or political conditions, has, and could continue to, reduce the market price of our common stock. In addition, our operating results could be below the expectations of public market analysts and investors, and in response the market price of our common stock could decrease significantly. Investors may be unable to resell their shares of our common stock for a profit. The decline in the market price of our common stock and market conditions generally may adversely affect our ability to raise additional capital.

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

June 15, 2009	STEELCLOUD, INC.

	By:	/s/ Brian H. Hajost
Name: Brian H. Hajost
Title: Chief Executive Officer and President

	By:	/s/ Kevin Murphy
Name: Kevin Murphy
Title: Chief Financial Officer