Form 10-Q
period 2009-07-31
STEELCLOUD INC
filed 2009-09-15
CIK 1058027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ________

Commission File No. 000-24015

STEELCLOUD, INC.
(Exact name of registrant as specified in its charter)

VIRGINIA	54-1890464
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13962 Park Center Road, Herndon, VA    20171
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
Yes ☐ No ☑

As of September 11, 2009 there were 15,411,876 shares of the registrant’s common stock outstanding.

SteelCloud, Inc.
Form 10-Q Index
for the Quarterly period ended July 31, 2009

i

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Index to Financial Statements

Condensed Consolidated Balance Sheets	F–1

Unaudited Condensed Consolidated Statements of Operations	F–2

Unaudited Condensed Consolidated Statements of Cash Flows	F–3

Notes to Unaudited Condensed Consolidated Financial Statements	F–4

STEELCLOUD, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	July 31,
	2008	2009
		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$752,351	$366,210
Accounts receivable, net	1,571,673	202,201
Inventory, net of inventory reserve of $0	521,920	111,457
Prepaid expenses and other current assets	130,446	249,362
Deferred contract costs	-	38,140
Total current assets	2,976,390	967,370

Property and equipment, net	626,440	477,643
Equipment on lease, net	442,099	1,818
Other assets	7,020	11,102

Total assets	$4,051,949	$1,457,933

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$718,316	$614,365
Accrued expenses	561,009	224,078
Notes payable, current	7,538	176,910
Unearned revenue	8,882	96
Total current liabilities	1,295,745	1,015,449

Long-term liabilities
Notes payable, long-term	7,903	-
Other long-term	132,055	223,906
Total long-term liabilities	139,958	223,906

Stockholders’ equity
Preferred stock, $.001 par value: 2,000,000 shares authorized, no shares issued and outstanding at October 31, 2008 and July 31, 2009	–	-
Common stock, $.001 par value: 50,000,000 shares authorized, 15,138,376 and 15,733,376 shares issued at October 31, 2008 and July 31, 2009, respectively	15,138	15,733
Additional paid in capital	50,902,172	51,256,046
Treasury stock, 400,000 shares at October 31, 2008 and July 31, 2009	(3,432,500)	(3,432,500)
Accumulated deficit	(44,868,564)	(47,620,701)
Total stockholders’ equity	2,616,246	218,578

Total liabilities and stockholders’ equity	$4,051,949	$1,457,933

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

STEELCLOUD, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended July 31,		Nine Months Ended July 31,
	2008	2009	2008	2009
Revenues
Products	$57,228	$88,518	$1,863,083	$188,319
Services	846,215	193,187	1,954,564	971,945
Total revenues	903,443	281,705	3,817,647	1,160,264

Cost of revenues
Products	34,152	35,502	1,569,694	87,226
Services	675,966	126,997	1,596,479	740,555
Total cost of revenues	710,118	162,499	3,166,173	827,781

Gross profit	193,325	119,206	651,474	332,483

Selling and marketing	248,557	153,412	640,738	369,276
Research and product development	58,066	53,637	179,523	151,869
General and administrative	899,042	591,397	2,635,418	1,886,485
Severance and restructuring	-	-	-	73,205

Operating loss from continuing operations	(1,012,340)	(679,240)	(2,804,205)	(2,148,352)

Interest (expense) income, net	(5,825)	(20,761)	5,417	(20,351)

Loss from continuing operations before income taxes	(1,018,165)	(700,001)	(2,798,788)	(2,168,703)

(Provision) benefit for income taxes	(312,096)	-	393,596	-

Loss from continuing operations	(1,330,261)	(700,001)	(2,405,192)	(2,168,703)

Discontinued Operations:

Loss from disposal of discontinued operations (net of applicable taxes of $0)	-	(19,565)	-	(19,565)

Income (loss) from discontinued operations, net of tax	388,575	(178,868)	797,350	(563,869)

Income (loss) from discontinued operations	388,575	(198,433)	797,350	(583,434)

Net loss	$(941,686)	$(898,434)	$(1,607,842)	$(2,752,137)

Basic and diluted (loss) income per share:
Continuing Operations	$(0.09)	$(0.05)	$(0.17)	$(0.14)
Discontinued Operations	0.03	(0.01)	0.06	(0.04)
Net loss	$(0.06)	$(0.06)	$(0.11)	$(0.18)

Weighted–average shares outstanding:
Basic	14,595,649	15,140,024	14,426,565	14,903,494
Diluted	14,595,649	15,140,024	14,426,565	14,903,494

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

STEELCLOUD, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended July 31,
	2008	2009
Operating activities
Net loss	$(1,607,842)	$(2,752,137)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Loss on disposal	-	19,565
Depreciation and amortization	370,931	228,795
Stock-based compensation	273,771	181,394

Changes in operating assets and liabilities:
Accounts receivable	1,514,098	1,362,354
Inventory	1,527	174,533
Deferred contract costs	52,217	(38,140)
Prepaid expenses and other assets	97,210	(122,998)
Accounts payable	(801,318)	(103,951)
Unearned revenue	(59,285)	(8,786)
Accrued expenses and other liabilities	(494,954)	(146,358)
Net cash used in operating activities	(653,645)	(1,205,729)

Investing activities
Sale of hardware integration business	-	150,000
(Purchase) sale of property and equipment	(382,362)	347,544
Net cash (used in) provided by investing activities	(382,362)	497,544

Financing activities
Proceeds from exercise of common stock options	231,297	-
Proceeds from the sale of common stock	-	87,500
Proceeds from issuance of notes payable	-	250,000
Payments on notes payable	(11,012)	(15,456)
Net cash provided by (used in) financing activities	220,285	322,044

Net decrease in cash and cash equivalents	(815,722)	(386,141)

Cash and cash equivalents at beginning of period	2,622,654	752,351
Cash and cash equivalents at end of period	$1,806,932	$366,210

Supplemental cash flow information
Interest paid	$17,514	$22,779
Income taxes paid	$-	$-
Non-cash investing and financing activities	$-	$85,575

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

1.	Nature of Business and Basis of Presentation

Founded in 1987, SteelCloud, Inc. (the “Company” or “SteelCloud”) is a developer of mobility appliance software solutions primarily for the Research In Motion (“RIM”) Blackberry market.  SteelCloud designs and integrates its software into specialized server appliances targeted at Department of Defense (“DoD”), public sector, commercial, and remote hosting customers.

SteelCloud has developed SteelWorks® (“SteelWorks”), an appliance solution specifically for the BlackBerry Enterprise Server (“BES”).  SteelWorks was developed in conjunction with RIM.  SteelWorks is an integrated server appliance that enables virtually any size organization to implement the BES at a fraction of the cost, time, and resource commitment.  SteelCloud has filed for patent protection for the SteelWorks technology it created for the installation wizard, backup and restore features.  These patents are currently pending approval from the U.S. Patent and Trademark Office.  Additionally, SteelCloud developed SteelWorks FedMobile, a BlackBerry Enterprise Server appliance solution specifically for the DoD and other related agencies.  The SteelWorks FedMobile appliance builds upon SteelWorks by automating the application of the Defense Information Systems Agency’s and DoD’s Security Technical Implementation Guide (“STIG”) to the BES installation process.  The STIG mandates the policies in accordance with which the DoD and related agencies must operate their wireless communications.  As a result, SteelCloud’s FedMobile appliance allows DoD organizations to implement a STIG compliant BES infrastructure in a fraction of the time, cost, or resources necessary to what is otherwise a time intensive and manual STIG process.

In addition, the Company serves information technology end users directly, in both the public and private sectors, with services focused on IT-centric solutions.  SteelCloud’s IT centric solutions consist primarily of consulting and staff augmentation services.

As further discussed in Note 2, SteelCloud sold its Federal and ISV integration business on July 10, 2009.

The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures, normally included in annual financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and the Footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2008, filed with the SEC on February 12, 2009 and subsequently amended on March 4, 2009.

All adjustments that are of a normal recurring nature, in the opinion of management, which are necessary for a fair presentation for the periods presented have been reflected as required by Regulation S-X, Rule 10-01.

The Company’s consolidated financial statements for the three and nine months ended July 31, 2009 do not give effect to any adjustments to recorded amounts and their classifications, which would be necessary should the Company be unable to continue as a going concern and therefore, be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the consolidated financial statements.

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

SteelCloud is dependent upon available cash and operating cash flow to meet its capital needs.  SteelCloud is considering all strategic options to improve its liquidity and provide it with working capital to fund its continuing business operations, including equity offerings, asset sales or debt; however, there can be no assurance that SteelCloud will be successful in negotiating financing on terms agreeable to it or at all.  If adequate funds are not available or are not available on acceptable terms, SteelCloud will likely not be able to take advantage of unanticipated opportunities, develop or enhance services or products, respond to competitive pressures, or continue as a going concern.  There is no assurance that SteelCloud will be successful in raising working capital as needed.  Further, there are no assurances that SteelCloud will have sufficient funds to execute its business plan, pay its operating expenses and obligations as they become due or generate positive operating results or continue as a going concern.

SteelCloud is in the process of executing on several restructuring initiatives which include the following:

•	A reorganization that included personnel terminations from all parts of the organization;

•	Elimination of all non-essential costs;

•	Reduction of occupancy costs; and

•	Obtaining capital or bridge financing.

While SteelCloud believes that these initiatives will better align its costs with its anticipated revenues going forward, it will take time for these initiatives to have an impact on SteelCloud’s net revenue and operating income.  Furthermore, in reviewing its business strategies, SteelCloud’s management has determined that it is in the Company’s best interest to focus its resources and investments on its BlackBerry-related technologies and products.  The Company sold its hardware integration business on July 10, 2009 and is evaluating other strategic alternatives with regards to obtaining capital.

2.	Sale of Integration Business

On July 10, 2009, SteelCloud entered into an Asset Purchase Agreement (the “Agreement”) with NCS Technologies, Inc., a Virginia corporation (“NCS”), pursuant to which SteelCloud agreed to sell to NCS, and NCS agreed to purchase from SteelCloud, all of SteelCloud’s right, title and interest in and to the assets relating to SteelCloud’s computer integration business.   The purchase price was $475,000 of which $150,000 was paid as a deposit and the remaining $325,000 is an earn-out amount, which is payable from and to the extent of revenue NCS receives during the three-year period after the closing date from certain existing and prospective clients, at a rate equal to 15% of the net sales price received by NCS from such clients.  Any payments by NCS to SteelCloud are due on or before the tenth business day following the month in which NCS receives the payments from the client(s).

The Company has classified the hardware integration business as discontinued operations in the statements of operations for the three and nine month periods ending July 31, 2009 as well as all comparative periods presented.  Certain amounts have been reclassified in order to conform with the current period presentation.  Revenues from discontinued operations for the three and nine months ended July 31, 2009 were $374,621 and $1,581,036, respectively. Revenues from discontinued operations for the three and nine months ended July 31, 2008 were $1,661,029 and $12,937,931, respectively.    Current assets and current liabilities of discontinued operations at October, 31, 2008 were approximately $1.7 million and $575,000, respectively.  Total assets and total liabilities of discontinued operations on October 31, 2008 were approximately $2.1 million and $707,000, respectively.  No assets or liabilities remain as of July 31, 2009.

3.	Recently Issued Accounting Pronouncements

Effective November 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”) and Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”).  SFAS 157, which defines fair value, establishes a framework for measuring fair value in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), and expands disclosures about fair value measurements.  SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell asset or paid to transfer a liability in an orderly transaction between market participants.  SFAS 159 permits an entity to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. For the three and nine month periods ended July 31, 2009, the Company has elected not to use the fair value option permitted under SFAS 159 for any of its financial assets and financial liabilities that are not already recorded at fair value.

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

In October 2008, the FASB issued Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is not Active” (“FSP 157-3”).  FSP 157-3 provides guidance for determining the fair value of a financial asset in an inactive market.  The Company adopted FSP 157-3 for the quarter ended July 31, 2009.  The adoption did not have a material impact on the financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007) “Business Combinations” (“SFAS No. 141R”).  SFAS No. 141R, which replaces SFAS No. 141, requires that the acquisition method of accounting (which SFAS No. 141 called the “purchase method”) be used for all business combinations and for an acquirer to be identified for each business combination.  SFAS No. 141R also establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS No. 141R also requires that acquisition-related costs be recognized separately from the business combination.  SFAS No. 141R will apply prospectively to business combinations for which the acquisition date is after fiscal years beginning on or after December 15, 2008.  The Company is in the process of evaluating the effect, if any, the adoption of SFAS No. 141(R) will have on its financial statements, if the Company undertakes an acquisition.

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

In May 2008, The FASB issued Statement of Financial Accounting Standards No.162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), which reorganizes the GAAP hierarchy.  SFAS 162 is intended to improve financial reporting by providing a consistent framework for determining what accounting principles should be used in preparing GAAP financial statements.  With the issuance of SFAS 162, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Accountants Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”.  SFAS 162 will become effective 60 days following the SEC approval of the Public Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” and is not expected to have any impact on the Company’s financial statements.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165"). SFAS 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009.  The Company adopted SFAS 165 for the quarter ended July 31, 2009.  Except for the required disclosures, there was no material impact to the financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB-28-1, “Interim Disclosure about Fair Value of Financial Instruments” (FSP 107-1/APB 28-1). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS 107, “Disclosures about the Fair Value of Financial Instruments”. Additionally, FSP107-1/APB28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments and is effective for interim reporting periods ending after June 15, 2009. The Company has adopted FSP 107-1/APB 28-1 during the quarter ended July 31, 2009 and  disclosed the fair value of its financial instruments in the financial statements.

In April 2009, the FASB issued FSP 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment” (FSP 115-2/124-2). FSP 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP 115-2/124-2, an other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security.  Additionally, FSP 115-2/124-2 changes the presentation of another-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. FSP 115-5 2/124-2 is effective for interim and annual reporting periods ending after June 15, 2009. The Company has adopted FSP 107-1/APB 28-1 during the quarter ended July 31, 2009.  The adoption did not have a material impact on the financial statements.

4.	Loan and Note Payable

On July 1, 2009, the Company entered into a Business Loan and Security Agreement with Caledonia Capital Corporation, a Delaware corporation (the “Lender”) pursuant to which the Lender agreed to lend to SteelCloud $250,000 in the form of a Secured Promissory Note (the “Note”) which was issued on July 1, 2009 (the “Issuance Date”).  The Note bears interest at a rate of 15% per annum, and is payable in quarterly installments commencing three months after the Issuance Date, or October 1, 2009.  The principal amount of the Note is due and payable in full on December 29, 2009 (The “Maturity Date”.  There are no penalties for early prepayment of the Note.

Additionally, in the event that the Company receives investments from one or more investors in one or more transactions in an aggregate amount in excess of $750,000, whether in the form of cash, negotiable or non-negotiable instruments or any form of payment in exchange for the issuance of any certificated or non-certificated security of the Company, whether in the form of debt or equity (an “Equity Raise”), at any time between the Issuance Date and the Maturity Date, then, the Company shall be required, within five (5) business days after the Equity Raise first exceeds $750,000, to curtail the accrued interest and outstanding principal balance of the Note by an amount equal to the amount by which the Equity Raise then exceeds $750,000 (but in no event by more than the then outstanding principal balance and interest accrued on the Note). Until delivery of such funds to the Lender, all such funds shall be deemed held in trust by the Company for and on behalf of the Lender.  All funds that the Company delivers to the Lender from the Equity Raise shall be deemed prepayments of the Note.

Pursuant to the Agreement and the Note, the Company’s obligations thereunder are secured by a first priority lien in and to all of SteelCloud’s intellectual property rights, title and interest in and to the SteelWorks® Mobile integrated server appliance software.

As an inducement to the Lender to make the loan to the Company, the Company issued to the Lender a warrant to purchase up to 625,000 shares of SteelCloud’s common stock, par value $0.001 per share.  The Warrant is exercisable for four years at an exercise price of $0.15 per share.  The Company determined the fair value of these warrants utilizing the Black-Sholes method.  The fair value of these warrants at issuance date was approximately $130,000.

The loan amount of $250,000 was allocated between the note payable and warrants based upon their relative fair market values. The difference between the face amount of the note of $250,000 and the note payable amount of $164,425 recorded at date of execution represents the debt discount of $85,575 which will be amortized over the life of the note.  To determine the fair value of the warrants, management used the Black-Scholes Model which includes assumptions on the period end stock price, historical stock volatility, risk free interest rate and term of warrants.
The fair value of the loan at July 31, 2009 was approximately $180,035.

5.	Equity

Investment

On June 15, 2009, the Company sold an aggregate of 350,000 shares of its common stock, $.001 par value, to its seven directors, for aggregate cash proceeds of $87,500.  The shares of common stock were sold at $0.25 per share, or $.01 higher than the closing price of the common stock on the date of sale.  Each share of common stock was accompanied by one warrant to purchase one additional share of common stock (the “Warrant”).  The Warrants are exercisable for five years from the date of issuance at an exercise price of $0.25 per share.  The seven directors have entered into a lock-up agreement with the Company, restricting their ability to exercise the warrants until the Company receives shareholder approval for the issuance of the Warrants.

Stock-based Compensation

The Company recognized approximately $53,000 and $110,000 of stock-based compensation expense during the three month periods ended July 31, 2009 and 2008, respectively.  Stock-based compensation expense for the three-month period ended July 31, 2009 and 2008 increased the Company’s basic and diluted loss per share by $0.01.  The Company recognized approximately $181,000 and $274,000 of stock-based compensation expense during the nine month periods ended July 31, 2009 and 2008, respectively.  Stock-based compensation expense for the nine month periods ended July 31, 2009 and 2008 decreased the Company’s basic and diluted loss per share by $0.01.  The estimated fair value of the Company’s stock-based awards is amortized on a straight-line basis over the awards’ original service period.

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

Restricted Stock

During the nine month period ended July 31, 2009, the Company granted 546,000 shares of restricted common stock pursuant to its Amended 2007 Stock Option and Restricted Stock Plan.  The Company did not grant any restricted stock for the three month periods ended July 31, 2009 and July 31, 2008 or the nine month period ended July 31, 2008.  The fair value of the restricted stock was determined based upon the closing stock price on the date of grant.  The restricted stock grants vest quarterly over a one year period.  As of July 31, 2009, 150,000 of the restricted stock grants vested.  The Company’s restricted stock grants are accounted for as equity awards and are recognized on a straight-line basis over the requisite service period.  The Company’s restricted stock agreements do not contain any post-vesting restrictions.  For the three and nine month periods ended July 31, 2009, the Company recognized $32,000 and $109,000, respectively, of stock-based compensation expense associated with these restricted stock awards.

Additional Paid-in Capital

Additional paid in capital has increased approximately $354,000 during the nine month period ended July 31, 2009  due to $181,000 of stock based compensation expense, $86,000 due to the issuance of warrants and $87,500 due to sales of common stock.

6.	Inventories

Inventories consisted of the following:

	October 31,	July 31,
	2008	2009
Raw materials	$344,898	$80,451
Work in process	-	-
Finished goods	177,022	31,006
	$521,920	$111,457

7.	Earnings per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the period and is calculated by dividing the net earnings (loss) by the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding plus common stock equivalents associated with stock options and warrants and is calculated by dividing net earnings by the weighted average number of common shares outstanding used in the basic earnings per share calculation plus the common stock equivalent of stock options and warrants. The dilutive weighted average number of common stock outstanding excluded potential common stock from stock options and warrants of approximately 128,000 and 340,000 for the three month periods ended July 31, 2009 and 2008, respectively, and 128,000 and 404,000 for the nine month periods ended July 31, 2009 and 2008, respectively.  These shares were excluded from the earnings per share calculation due to their antidilutive effect resulting from the loss from operations.

8.	Income Tax

In the three and nine month periods ended July 31, 2008, the Company recorded an income tax benefit attributable to discontinued operations of $(312,096) and income tax expense from discontinued operations of $393,596.  In accordance with intra-period tax allocation rules the Company recorded a corresponding income tax expense on continuing operations $312,396 and income tax benefit on continuing operations of $(393,596) for the three and nine month periods ended July 31, 2008.  The income tax benefit from discontinued operations in the three month period ended July 31, 2008 was due to a significant decrease in the Company’s estimated taxable income for discontinued operations for the fiscal year ended October 31, 2008.

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

The Company conducts business in the U.S. and is subject to tax in that jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the respective federal and state tax authorities. For income tax returns filed by the Company, the Company is no longer subject to U.S. federal, or state tax examination by tax authorities for years before October 31, 2006, although carryforward tax attributes that were generated prior to October 31, 2006 may still be adjusted upon examination by tax authorities if they either have been or will be utilized.  The Company’s accounting policy is to recognize interest and penalties related to income tax matters in general and administrative expense. The Company had $0 accrued for interest and penalties as of July 31, 2009.

9.	Commitments and Contingencies

The Company has accrued approximately $51,000 pertaining to payroll taxes and related interest resulting from the failure to report certain employee reimbursements as compensation.  The Company has filed the necessary returns.  The Company has retained the contingency to account for additional taxes, interest and penalties that may be assessed.

10.	Subsequent Events

The Company has evaluated subsequent events through September 14, 2009.

NASDAQ Listing

On March 23, 2009, the Company received notice, under NASDAQ Marketplace Rule 4310(c)(3), that its common stock was subject to potential delisting from the NASDAQ Capital Market because the Company did not meet the criteria of NASDAQ Listing Rule 5550(b) (the “Rule”) and did not have a minimum of $2,500,000 in stockholders’ equity, $35,000,000 market value of listed securities, or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years.  The Company provided NASDAQ with a specific plan of how it intended to achieve and sustain compliance with all the NASDAQ Capital Market listing requirements, including a time frame for completion of such plan.  The plan included the following two strategies: (i) increasing our stockholders equity in excess of the minimum $2,500,000 requirement by raising between $3,000,000 to $4,000,000 through an equity transaction; and (ii) identifying a strategic partner interested in either merging with or acquiring the Company.  On April 28, 2009 the Company received notice from NASDAQ indicating that NASDAQ had granted the Company’s request for an extension of time to regain compliance with the Rule.  Pursuant to the terms of the extension, the Company was required to: (a) on or before July 6, 2009, complete an equity transaction or a merger and/or acquisition, and (b) make appropriate disclosures to the SEC and NASDAQ on a Form 8-K.  The Company was not able to complete an equity transaction or a merger and/or acquisition by July 6, 2009, and on July 8, 2009, the Company received written notification from NASDAQ stating that it did not meet the terms of the extension, and that, as a result, the Company’s common stock would be subject to suspension from trading at the opening of business on July 17, 2009, and delisted from NASDAQ.  The notification stated that a hearing request made to the NASDAQ Hearing Panel (the “Panel”) to appeal the determination would stay the delisting of the Company’s common stock pending the Panel’s decision.  On July 15, 2009, the Company requested a hearing to appeal the determination before the Panel and to present its plan for regaining compliance with the Rule (the “Appeal”).  On August 4, 2009, the Company received notice that NASDAQ received its Appeal, and that the delisting action has been stayed, pending a final written decision by the Panel after an oral/written hearing (the “Hearing”), where the Company was required to demonstrate its ability to regain and sustain compliance with the Rule.  The Hearing was held at 11:00 A.M. EST, on September 3, 2009. The Company presented its updated plan of compliance to the Panel on that date.  The Company is awaiting response from the Panel regarding the determination of its appeal.  There can be no assurance that the Panel will grant the Company’s request for continued listing.

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

OVERVIEW

Founded in 1987, we are a developer of mobility appliance software solutions primarily for the Research In Motion® (RIM) BlackBerry market.  We design and integrate our software into specialized server appliances targeted at Department of Defense (“DoD”), public sector, commercial, and remote hosting customers.

Recent Developments

Board of Directors Investment

On June 15, 2009, we sold an aggregate of 350,000 shares of our common stock, $.001 par value, to our seven directors, for aggregate cash proceeds of $87,500.  The shares of common stock were sold at $0.25 per share, or $.01 higher than the closing price of the common stock on the date of sale.  Each share of common stock is accompanied by one warrant to purchase one additional share of common stock (the “Warrant”).  The Warrants are exercisable for five years from the date of issuance at an exercise price of $0.25 per share. The seven directors have entered into a lock-up agreement with us, restricting their ability to exercise the Warrants until we receive shareholder approval for the issuance of the Warrants.

Loan and Note Payable

On July 1, 2009, we entered into a Business Loan and Security Agreement with Caledonia Capital Corporation, a Delaware Corporation (the Lender”) pursuant to which the Lender agreed to lend us $250,000 in the form of a Secured Promissory Note (the Note”) which was issued on July 1, 2009.  The Note bears interest at a rate of 15% per annum, and is payable in quarterly installments commencing three months after the Issuance Date, or October 1, 2009.  The principal amount of the Note is due and payable in full on December 29, 2009 (the “Maturity Date”).  There are no penalties for early prepayment of the Note.

In the event that any installment of principal and/or interest due under the Note is not received by the Lender within ten (10) days after the date when the same is due, then we shall be required to pay a late charge of 5.0% of such installment.

Additionally, in the event that we receive investments from one or more investors in one or more transactions in an aggregate amount in excess of $750,000, whether in the form of cash, negotiable or non-negotiable instruments or any form of payment in exchange for the issuance of any certificated or non-certificated security, whether in the form of debt or equity (an “Equity Raise”), at any time between the Issuance Date and the Maturity Date, shall be required, within five (5) business days after the Equity Raise first exceeds $750,000, to curtail the accrued interest and outstanding principal balance of the Note by an amount equal to the amount by which the Equity Raise then exceeds $750,000 (but in no event by more than the then outstanding principal balance and interest accrued on the Note). Until delivery of such funds to the Lender, all such funds shall be deemed held in trust by us for and on behalf of the Lender.  All funds that we deliver to the Lender from the Equity Raise shall be deemed prepayments of the Note.

Pursuant to the Agreement and the Note, our obligations thereunder are secured by a first priority lien in and to all of our intellectual property rights, title and interest in and to the SteelWorks® Mobile integrated server appliance software.

As an inducement to the Lender to make the loan, we  issued to the Lender a warrant to purchase up to 625,000 shares of our common stock, par value $0.001 per share.  The Warrant is exercisable for four years at an exercise price of $0.15 per share.  We determined fair value of these warrants utilizing the Black-Sholes method.  The fair value of these warrants at issuance date was approximately $130,000.

Sale of Integration Business

On July 10, 2009, we entered into an Asset Purchase Agreement (the “Agreement”) with NCS Technologies, Inc., a Virginia corporation (“NCS”), pursuant to which we agreed to sell to NCS, and NCS agreed to purchase from us, all of our right, title and interest in and to the assets relating to our computer integration business.  The purchase price was $475,000 of which $150,000 was paid as a deposit and the remaining $325,000 is an earn-out amount, which is payable from and to the extent of revenue NCS receives during the three-year period after the closing date from certain existing and prospective clients, at a rate equal to 15% of the net sales price received by NCS from such clients.  Any payments by NCS to us are due on or before the 10th business day following the month in which NCS receives the payments from the client(s).

We have classified the integration business as discontinued operations for the three and nine month periods ending July 31, 2009 as well as all comparative periods presented.  Certain amounts have been reclassified in order to conform to current period presentation.

NASDAQ Listing

On March 23, 2009, we received notice, under NASDAQ Marketplace Rule 4310(c)(3), that our common stock was subject to potential delisting from the NASDAQ Capital Market because we did not meet the criteria of NASDAQ Listing Rule 5550(b) (the “Rule”) and did not have a minimum of $2,500,000 in stockholders’ equity, $35,000,000 market value of listed securities, or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years.  We provided NASDAQ with a specific plan of how we intended to achieve and sustain compliance with all the NASDAQ Capital Market listing requirements, including a time frame for completion of such plan.  Our plan included the following two strategies: (i) increasing our stockholders equity in excess of the minimum $2,500,000 requirement by raising between $3,000,000 to $4,000,000 through an equity transaction; and (ii) identifying a strategic partner interested in either merging with or acquiring us.  On April 28, 2009 we received notice from NASDAQ indicating that NASDAQ had granted our request for an extension of time to regain compliance with the Rule.  Pursuant to the terms of the extension, we were required to: (a) on or before July 6, 2009, complete an equity transaction or a merger and/or acquisition, and (b) make appropriate disclosures to the SEC and NASDAQ on a Form 8-K.    We were not able to complete an equity transaction or a merger and/or acquisition by July 6, 2009, and on July 8, 2009, we received written notification from NASDAQ stating that we did not meet the terms of the extension, and that, as a result, our common stock would be subject to suspension from trading at the opening of business on July 17, 2009, and delisted from NASDAQ.  The notification stated that a hearing request made to the NASDAQ Hearing Panel (the “Panel”) to appeal the determination would stay the delisting of our common stock pending the Panel’s decision.  On July 15, 2009, we requested a hearing to appeal the determination before the Panel and to present our plan for regaining compliance with the Rule (the “Appeal”).  On August 4, 2009, we received notice that NASDAQ received our Appeal, and that the delisting action has been stayed, pending a final written decision by the Panel after an oral/written hearing (the “Hearing”), where we were required to demonstrate our ability to regain and sustain compliance with the Rule.  The Hearing was held at 11:00 A.M. EST, on September 3, 2009. We presented our updated plan of compliance to the Panel on that date.  We are awaiting response from the Panel regarding the determination of its appeal.  There can be no assurance that the Panel will grant our request for continued listing.

Business Overview

BlackBerry® Enterprise Server Solution (SteelWorks®)

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

In addition, we developed SteelWorks FedMobile, our BlackBerry Enterprise Server appliance solution specifically for the Department of Defense (“DoD”) and other related agencies.  The SteelWorks FedMobile appliance builds upon SteelWorks Mobile by automating the application of the Defense Information Systems Agency’s Security Technical Implementation Guides (“STIGs”) to the BES installation process.  The STIG mandates the policies for which the DoD and related agencies must operate their wireless communications.  As a result, our FedMobile appliance allows DoD organizations to implement a STIG compliant BES infrastructure in a fraction of the time, cost, or resources necessary to what is otherwise a time intensive and manual STIG process.

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

Research and Product Development

By investing in product development, we believe we will have more control over the functionality and marketing of our products.  We also believe that the resulting intellectual property will increase the competitiveness of our offerings and improve product margins.  For the three and nine months ended July 31, 2009, we incurred research and development costs of approximately $54,000 and $152,000, respectively.  We will continue to incur costs for product development in the future.

GSA Contract

We have a multiple award schedule contract with the U.S. General Services Administration (the “GSA Contract”).  The GSA Contract was originally awarded in April 1996.  It was renewed in fiscal years 2002 and 2007, and is valid through March 31, 2012.  In August 2006, GSA Contract auditors awarded us an “Outstanding” rating for our management and execution of the GSA Contract.  The GSA Contract enables government IT purchasers to acquire all of their needed goods and services from a particular vendor and largely limits the competition to selected vendors holding GSA Contracts.  For the three and nine months ended July 31, 2009, our GSA Contract had sales of approximately $150,000 and $976,000 , respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain judgments, estimates and assumptions that could affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We based our estimates and assumptions on historical experience and on various other assumptions believed to be applicable, and evaluated them on an on-going basis to ensure they remained reasonable under current conditions. Actual results could differ significantly from those estimates.  No changes to our critical accounting policies have taken place since October 31, 2008.

Recently Issued Accounting Pronouncements

Effective November 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”) and Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”).  SFAS 157, which defines fair value, establishes a framework for measuring fair value in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), and expands disclosures about fair value measurements.  SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell asset or paid to transfer a liability in an orderly transaction between market participants.  SFAS 159 permits an entity to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. For the three and six month periods ended July 31, 2009, we have elected not to use the fair value option permitted under SFAS 159 for any of our financial assets and financial liabilities that are not already recorded at fair value.

In February 2008, the FASB issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”).  FSP 157-2 deferred the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.  We are currently in the process of evaluating the effect, if any, the adoption of FSP 157-2 will have on our financial statements.

In October 2008, the FASB issued Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is not Active” (“FSP 157-3”).  FSP 157-3 provides guidance for determining the fair value of a financial asset in an inactive market.  We adopted FAS 157-3 as of the quarter ended July 31, 2009.  The adoption did not have a material impact on the financial statements.

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

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165"). SFAS 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. We adopted SFAS 165 as of July 31, 2009.

In April 2009, the FASB issued FSP FAS 107-1 and APB-28-1, “Interim Disclosure about Fair Value of Financial Instruments” (FSP 107-1/APB 28-1). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS 107, “Disclosures about the Fair Value of Financial Instruments”. Additionally, FSP107-1/APB28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments and is effective for interim reporting periods ending after June 15, 2009. We adopted FSP 107-1/APB 28-1 during the quarter ended July 31, 2009 and  disclosed the fair value of our financial instruments in the financial statements.

In April 2009, the FASB issued FSP 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment” (FSP 115-2/124-2). FSP 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP 115-2/124-2, an other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security.  Additionally, FSP 115-2/124-2 changes the presentation of another-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. FSP 115-5 2/124-2 is effective for interim and annual reporting periods ending after June 15, 2009. We adopted FSP 115-5 2/124-2 as of the quarter ended July 31, 2009.

RESULTS OF OPERATIONS

The overall economic downturn has impacted virtually every area of our business.  As a result, on July 10, 2009, we sold our hardware integration business to NCS.  Accordingly, we have reclassified amounts associated with this business as discontinued operations.  The discussion below represents our analysis of the continuing operations.  Discontinued operations are also discussed below, separately.

For the three months ended July 31, 2009 compared to the three months ended July 31, 2008:

Net Revenue Discussion:

The following table summarizes our net revenue for the three months ended July 31, 2008 and 2009 in dollars and as a percentage of net revenues.

	Three Months Ended July 31,
	2008		2009		Increase (decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage

Products	$57,228	6.33%	$88,518	31.42%	$31,290	54.68%
Services	846,215	93.67%	193,187	68.58%	(653,028)	(77.17)%
Total net revenues	$903,443	100.00%	$281,705	100.00%	$(621,738)	(68.82)%

The increase in product revenue is primarily attributable to the introduction of our new SteelWorks Mobile appliances.  Fiscal year 2008 product revenues relate to other technology products that are not related to the SteelWorks Mobile appliances.  Accordingly, we experienced 100% growth in this appliance product in fiscal 2009.  The SteelWorks Mobile appliance was launched in early fiscal 2009 and we anticipate sales will increase in future periods as demand for the product increases.

The decrease in service revenue for the three-month period ended July 31, 2009 as compared to the same period in fiscal 2008 is the result of our completing a fiscal 2008 large services contract in December 2008.  We anticipate service revenues will continue to fluctuate in future periods given the current economic environment.

Gross Profit Discussion:

The following table summarizes our gross profit for the three months ended July 31, 2008 and 2009 in dollars, as a percentage of gross profit and as a percentage of net revenues.

	Three Months Ended July 31,
	2008		2009		Increase (decrease)
		% of Gross		% of Gross
	Dollars	Profit	Dollars	Profit	Dollars	Percentage

Products	$23,076	11.94%	$53,016	44.47%	$29,940	129.75%
Products - GM%	40.32%		59.89%

Services	170,249	88.06%	66,190	55.53%	(104,059)	(61.12)%
Services – GM%	20.12%		34.26%

Total gross profit	$193,325	100.00%	$119,206	100.00%	$(74,119)	(38.34)%
Total – GM%	21.40%		42.32%

The increase in product gross profit percentage for the three months ended July 31, 2009 as compared to the same period in fiscal 2008 is primarily the result of our new SteelWorks Mobile appliance.  Given the amount of intellectual property and software created and developed for this product, we will achieve significantly higher product gross margins as compared to the hardware integration business.  We anticipate that the gross product margins will fluctuate from quarter to quarter based on new functions and features created for the product.  We believe that our gross margin percentage for our SteelWorks Mobile family of products will be between 40% and 60%.

The increase in services gross profit for the three months ended July 31, 2009 as compared to the same period in fiscal 2008 is primarily attributable to the completion of a low margin services contract in December 2008.

Operating Expense Discussion:

The following table summarizes our operating expenses for the three months ended July 31, 2008 and 2009 in dollars and as a percentage of net revenues.

	Three Months Ended July 31,
	2008		2009		Increase (decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage

Selling and marketing	$248,557	27.51%	$153,412	54.46%	$(95,145)	(38.28)%
Research and product development	58,066	6.43%	53,637	19.04%	(4,429)	(7.63)%
General and administrative	899,042	99.51%	591,397	209.93%	(307,645)	(34.22)%
Total operating expenses	$1,205,665	133.45%	$798,446	283.43%	$(407,219)	(33.78)%

The decrease in selling and marketing expense is the result of aligning expenses to our current and future business models to focus on our SteelWorks Mobile products. For the three months ended July 31, 2009 compared to the three months ended July 31, 2008, marketing activities and expenses associated with selling and marketing personnel decreased as a result of cost cutting efforts.  We anticipate our sales and marketing costs will increase in future periods in order to create demand for our new products.

The research and product development expense for the three months ended July 31, 2009 slightly decreased compared to the three months ended July 31, 2008.  We continue to make research and development investment into our SteelWorks Mobile family of products.  We anticipate that these research and development costs will continue in future periods.

The decrease in general and administrative expenses for the three months ended July 31, 2009 compared to the three months ended July 31, 2008 is primarily attributable to a reduction in operating costs once the sale of our hardware integration business was complete.  Furthermore, we have significantly reduced our operating expenses from the prior year specifically relating to rent, personnel, insurance and other corporate costs. We have  reduced our overhead and personnel costs given the reduction of the business as certain positions and resources are no longer needed to maintain operations.

Other Income (Expense) Discussion:

The following table summarizes our other income (expense) for the three months ended July 31, 2008 and 2009 in dollars and as a percentage of net revenues.

	Three Months Ended July 31,
	2008		2009		(Increase) decrease
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage

Interest expense	$(5,825)	0.65%	$(20,761)	7.37%	$(14,936)	(256.4)%

The increase in net interest expense for the three-month period ended July 31, 2009 is the result of us executing a loan from Caledonia Capital Corporation on July 1, 2009.  The note bears an annual interest rate of 15% payable on October 1, 2009 and December 29, 2009.  In addition, we have accrued interest associated with the settlement with our former landlord on May 22, 2009.   Interest on the settlement accrues at an annual rate of 18%.

Income Tax Expense:

The following table summarizes our income tax expense for the three months ended July 31, 2008 and 2009 in dollars and as a percentage of net revenues.

	Three Months Ended July 31,
	2008		2009		Increase (decrease)
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage

Income Tax Expense....	$312,096	34.55%	$-	0.00%	$(312,096)	(100.00)%

In the three month period ended July 31, 2008 we recorded an income tax benefit attributable to discontinued operations and income tax expense on continuing operations in accordance with intraperiod tax allocation rules. The income tax benefit was due to a significant decrease in our estimated taxable income for discontinued operations for the fiscal year ended October 31, 2008.  As such, we adjusted our income tax expense for the three month period ended July 31, 2008 to reflect our change in estimates.

Loss from Continuing Operations Discussion:

The following table summarizes our loss from continuing operations for the three months ended July 31, 2008 and 2009 in dollars and as a percentage of net revenues.

	Three Months Ended July 31,
	2008		2009		(Increase) decrease
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage

Loss from continuing operations	$(1,330,261)	(147.24)%	$(898,434)	(318.93)%	$431,827	32.46%

The decrease in our loss from continuing operations for the three months ended July 31, 2009 as compared to the same period in fiscal 2008 is a result of increasing our gross margins and reduction of operating costs.

Income (loss) from Discontinued Operations Discussion:

The following table summarizes our income (loss) from discontinued operations for the three months ended July 31, 2008 and 2009 in dollars and as a percentage of net revenues.

	Three Months Ended July 31,
	2008		2009		(Increase) decrease
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage

Income (loss) from discontinued operations	$388,575	23.39%	$(198,433)	52.97%	$(587,008)	(48.93)%

During the 2008 fiscal year, we had several significant hardware integration contracts which produced income.  Given the overall downward economic climate, we experienced contract delays, non-renewals and order constriction in our commercial business.  As a result of the continuing declines in revenues as well as the cumulative losses, we determined to discontinue our hardware integration business in the third quarter of the 2009 fiscal year.

For the nine months ended July 31, 2009 compared to the nine months ended July 31, 2008:

Net Revenue Discussion:

The following table summarizes our net revenue for the nine months ended July 31, 2008 and 2009 in dollars and as a percentage of net revenues.

	Nine Months Ended July 31,
	2008		2009		Increase (decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage

Products	$1,863,083	48.80%	$188,319	16.23%	$(1,674,764)	(89.89)%
Services	1,954,564	51.20%	971,945	83.77%	(982,618	(50.27)%
Total net revenues	$3,817,647	100.00%	$1,160,264	100.00%	$(2,657,383)	(69.61)%

The decrease in product revenue is primarily attributable to sales of ancillary product revenues in fiscal 2008 to existing customers that were not included in the sale of the hardware integration business.  Given the new focus of our business in fiscal 2009, we do not anticipate a significant portion of our revenues to be generated from ancillary technology products that are not focused around the SteelWorks Mobile product line, however, we will continue to support our existing customers and may sell products outside of our SteelWorks Mobile product line from time to time.   Given the foregoing, SteelWorks Mobile revenue increased 100% in fiscal 2009 compared to fiscal 2008.

The decrease in service revenue for the nine month period ended July 31, 2009 as compared to the same period in fiscal 2008 is the result of us completing a large services contract in December 2008.  We anticipate service revenues to fluctuate in future periods as the current economic climate improves.

Gross Profit Discussion:

The following table summarizes our gross profit for the nine months ended July 31, 2008 and 2009 in dollars, as a percentage of gross profit and as a percentage of net revenues.

	Nine Months Ended July 31,
	2008		2009		Increase (decrease)
		% of Gross		% of Gross
	Dollars	Profit	Dollars	Profit	Dollars	Percentage

Products	$293,388	91.45%	$101,092	30.04%	$(192,296)	(65.54)%
Products - GM%	15.75%		53.68%

Services	358,084	8.55%	231,390	69.59%	(126,694)	(35.38)%
Services – GM%	18.32%		23.81%

Total gross profit	$651,472	100.00%	$332,482	100.00%	$(318,990)	(48.96)%
Total – GM%	17.06%		28.66%

The significant increase in gross profit percentage for the nine months ended July 31, 2009 as compared to the same period in fiscal 2008 is the result of our SteelWorks Mobile sales.  The product was launched in early fiscal 2009.  Given the significant intellectual property and software we have created and developed for this product, we anticipate margins will continue to improve in future periods.

The increase in services gross profit for the nine months ended July 31, 2009 as compared to the same period in fiscal 2008 is primarily attributable to the completion of a low margin services contract in December 2008.

Operating Expense Discussion:

The following table summarizes our operating expenses for the nine months ended July 31, 2008 and 2009 in dollars and as a percentage of net revenues.

	Nine Months Ended July 31,
	2008		2009		Increase (decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage

Selling and marketing	$640,738	16.78%	$369,276	31.83%	$(271,462)	(42.37)%
Research and product development	179,523	4.70%	151,869	13.09%	$(27,654)	(15.40)%
General and administrative	2,635,418	69.03%	1,886,485	162.59%	$(748,933)	(28.42)%
Severance and restructuring	-	0.00%	73,205	6.31%	$73,205	100.00%
Total operating expenses	$3,455,679	90.52%	$2,480,835	213.82%	$(974,844)	(28.21)%

The decrease in selling and marketing expense is the result of aligning expenses to our current and future business models to focus on our SteelWorks Mobile products. For the nine months ended July 31, 2009 compared to the nine months ended July 31, 2008, marketing activities and expense associated with selling and marketing personnel decreased as a result of cost cutting efforts.  We anticipate our sales and marketing costs will increase in future periods in order to create demand for our new products.

The research and product development expense for the nine months ended July 31, 2009 slightly decreased compared to the nine months ended July 31, 2008.  We continue to make research and development investment into our SteelWorks Mobile family of products.  We anticipate that these research and development costs will continue in future periods.

The decrease in general and administrative expenses for the nine months ended July 31, 2009 compared to the nine months ended July 31, 2008 is primarily attributable to a reduction in operating costs once the sale of our hardware integration business was complete.  Furthermore, we have significantly reduced our operating expenses from the prior year specifically relating to rent, personnel, insurance and other corporate costs. We have reduced our overhead and personnel costs given the reduction of the business as certain positions and resources are no longer needed to maintain operations.

We did not incur any severance or restructuring costs in fiscal 2008.  As such, these costs increased 100% in fiscal 2009 compared to fiscal 2008.

Other Income (Expense) Discussion:

The following table summarizes our other income (expense) for the nine months ended July 31, 2008 and 2009 in dollars and as a percentage of net revenues.

	Nine Months Ended July 31,
	2008		2009		(Increase) decrease
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage

Interest income (expense)	$5,417	0.14%	$(20,351)	1.75%	$(25,768)	(475.69)%

The increase in net interest expense for the nine month period ended July 31, 2009 is the result of the execution of  a loan from Caledonia Capital Corporation on July 1, 2009.  The note bears an annual interest rate of 15% payable on October 1, 2009 and December 29, 2009.  In addition, we have accrued interest associated with our settlement with our former landlord on May 22, 2009.   Interest on the settlement accrues at an annual rate of 18%.

Income Tax (Benefit):

The following table summarizes our income tax benefit for the nine months ended July 31, 2008 and 2009 in dollars and as a percentage of net revenues.

	Nine Months Ended July 31,
	2008		2009		Increase (decrease)
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage

Income Tax Benefit	$(393,596)	10.31%	$-	0.00%	$393,596	100.00%

In the nine month period ended July 31, 2008 we recorded an income tax expense attributable to discontinued operations and income tax benefit on continuing operations in accordance with intraperiod tax allocation rules. We made a significant decrease in our estimated taxable income for discontinued operations for the fiscal year ended October 31, 2008.  As such, we adjusted our income tax benefit for the three month period ended July 31, 2008 to reflect our change in estimates.

Loss from Continuing Operations Discussion:

The following table summarizes our loss from continuing operations for the nine months ended July 31, 2008 and 2009 in dollars and as a percentage of net revenues.

	Nine Months Ended July 31,
	2008		2009		Increase (decrease)
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage

Loss from continuing operations	$(2,405,192)	63.00%	$(2,168,703)	186.91%	$(236,489)	9.83%

The increase in loss from continuing operations for the three months ended July 31, 2009 as compared to the same period in fiscal 2008 is a result of overall economic environment, delay in contract awards, reduction in customer orders and overall lower revenues.  As a result, we determined in the third quarter of our 2009 fiscal year to discontinue the hardware integration business and focus solely on our SteelWorks Mobile products based on the Blackberry Enterprise Server.

Income (loss) from Discontinued Operations Discussion:

The following table summarizes our income (loss) from discontinued operations for the three months ended July 31, 2008 and 2009 in dollars and as a percentage of net revenues.

	Nine Months Ended July 31,
	2008		2009		Increase (decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage

Income (loss) from discontinued operations	$797,350	8.11%	$(583,434)	5.94%	$(1,380,784)	(173.17)%

In Fiscal 2008, we had several significant hardware integration contracts which produced income.  Given the overall downward economic climate, we experienced contract delays, non-renewals and order constriction in our commercial business.  As a result of the continuing declines in revenues as well as the cumulative losses, we determined to discontinue our hardware integration business in the third quarter of our 2009 fiscal year.  The net loss on disposal was approximately $20,000.

LIQUIDITY AND CAPITAL RESOURCES

We have experienced recurring losses from operations and negative cash flows.  For the nine months ended July 31, 2009, we incurred a net loss of $2,752,137 and an accumulated deficit of $47,620,701 as of that date.  The report from our independent registered public accounting firm on our audited financial statements at October 31, 2008 contains an explanatory paragraph regarding doubt as to our ability to continue as a going concern as a result of our net loss from operations.  Despite our history of revenues, we can give no assurance that we will be able to maintain or increase our revenues in fiscal 2009 or that we will be successful in reaching profitability or generate positive cash flows from our operations.  We are considering all strategic options to improve our liquidity and provide us with working capital to fund our continuing business operations including equity offerings, asset sales and debt financing as alternatives to improve our cash needs; however; we can offer no assurance that we will be successful in identifying, obtaining or negotiating financing terms.  If adequate funds are not available or are not available on terms acceptable to us, we will likely not be able to take advantage of unanticipated opportunities, develop or enhance services or products, respond to competitive pressures, or continue as a going concern.

As of July 31, 2009, we had cash and cash equivalents of approximately $366,210 and a working capital deficit.  As of September 11, 2009, we have approximately $162,000 cash on hand, which is adequate for approximately 1 additional month of operations.  We do not have any working capital commitments nor do we presently have any external sources of working capital.  Historically, our revenues have not been sufficient to fund our operations and we have relied on capital provided through the sale of equity securities.  Our working capital needs in future periods will depend primarily on the rate at which we can increase our revenues while controlling our expenses and decreasing the use of cash from operations.  Additional capital is needed to fund acquisitions of additional companies or assets, although we are not a party to any pending agreements at this time and, accordingly, cannot estimate the amount of capital which may be necessary, if any, for acquisitions.  We believe cash on hand together with cash generated from operations will not be adequate to sustain our operations until our next fiscal quarter and that additional financing is needed.  We are currently in the process of registering shares of our common stock to sell directly to investors in order to raise additional capital.  We can provide no assurances that any such financings will be consummated.

For the nine months ended July 31, 2009, we used $1.1 million in cash from operating activities. Our primary use of cash was to finance our operating loss.  The use and availability of our cash is affected by the timing, pricing, and magnitude of orders for our products, and the timing of cash outflows relating to these orders.

We generated approximately $498,000 from our investing activities and $322,000 in financing activities for the nine months ended July 31, 2009.

Our consolidated financial statements for the three and nine months ended July 31, 2009 do not give effect to any adjustments to recorded amounts and their classifications, which would be necessary should we be unable to continue as a going concern and therefore, be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in the consolidated financial statements.

Management is exploring all options to improve our liquidity, including undertaking the transactions described in the “Overview” section at page 10.

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

As of July 31, 2009 the total obligation of our employment agreements for fiscal year 2009 is approximately $197,000 and does not include applicable employment taxes and potential bonuses.

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

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives. Based upon their evaluation as of July 31, 2009, our Principal Executive and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective at such date.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended July 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of July 31, 2009, we had cash and cash equivalents of approximately $336,00 and negative working capital.  We require additional financing, which we may obtain through issuance of debt and/or equity. Such financing, may not be forthcoming. As widely reported, the domestic financial markets have been extremely volatile in recent months.  If such conditions and constraints continue, we may not be able to acquire additional funds either through credit markets or through equity markets. Even if additional financing is available, it may not be available on terms we find favorable. Failure to secure the needed additional financing will have an adverse effect on our ability to remain in business.

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

We may issue more shares in connection with a merger, acquisition or a financing; this would result in substantial dilution.

Any merger, acquisition or financing effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a business transaction, combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of Common Stock might be materially adversely affected.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 12, 2009 we held our 2008 Annual Meeting of Shareholders.  At the Annual Meeting, our shareholders were asked to vote upon: (i) the election of Directors; (ii) the approval of the amendment to the Corporation’s Certificate of Incorporation to increase the number of authorized shares of common stock, $0.001 par value, from 50,000,000 shares to 80,000,000 shares and; (iii) the approval of Grant Thornton, as our independent certified public accountants.

The following persons were elected as Directors to serve on our Board of Directors until the 2009 Annual Meeting of Shareholders by the votes noted next to such persons name:

	FOR	WITHHELD
Brian H. Hajost	11,853,536	1,461,122
Kevin M. Murphy	10,925,186	2,389,472
James Bruno	11,895,601	1,419,057
VADM E.A. Burkhalter	11,798,012	1,516,646
Jay Kaplowitz	10,666,987	2,647,671
Benjamin Krieger	11,876,323	1,438,335
Ashok Kaveeshwar	11,824,711	1,489,947

Brian H. Hajost, Kevin M. Murphy, James Bruno, VADM E.A. Burkhalter, Jr., Jay Kaplowitz, Benjamin Krieger, and Ashok Kaveeshwar were each elected as Directors and shall serve until their respective successors have been duly elected and qualified.

Our Amended Certificate of Incorporation to increase the number of authorized shares of common stock from 50,000,000 to 80,000,000 was approved by the following vote:

FOR	AGAINST	ABSTAIN
12,019,052	1,289,376	6,230

Grant Thornton LLP was approved to act as our independent certified public accountants for the ensuing year by the following vote:

FOR	AGAINST	ABSTAIN
12,899,279	224,037	191,342

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit 11.1	Statement of computation of earnings per share.

Exhibit 31.1	Certification of Chief Executive Officer and President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

September 15, 2009	STEELCLOUD, INC.

	By:	/s/ Brian H. Hajost
Name: Brian H. Hajost
Title: Chief Executive Officer and President

	By:	/s/ Kevin Murphy
Name: Kevin Murphy
Title: Chief Financial Officer