Form 10-K
period 2009-10-31
STEELCLOUD INC
filed 2010-02-05
CIK 1058027

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2009

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number 0-24015
SteelCloud, Inc.
 (Exact name of registrant as specified in its charter)

Commonwealth of Virginia	54-1890464
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
13962 Park Center Road, Herndon, Virginia	20171
(Address of principal executive offices)	(Zip Code)

(703) 674-5500
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act:
Common stock, par value $0.001 per share.
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if there is disclosure of delinquent filers in response to Item 405 of Regulation S-K contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ☐  Accelerated filer   ☐    Non-accelerated filer     ☐   Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No  ☒

The aggregate market value of the voting stock held by non-affiliates of the issuer as of April 30, 2009 was $2,578,652.

The number of shares outstanding of the registrant's Common Stock on January 22, 2009 was 16,027,001.

STEELCLOUD, INC
2009 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

ii

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21e of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995 and SteelCloud, Inc.  intends that such forward-looking statements be subject to the safe harbors created thereby. The forward-looking statements relate to future events or the future financial performance of SteelCloud, Inc. including, but not limited to, statements contained in: Item 1. “Business” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Readers are cautioned that such statements, which may be identified by words including ‘‘anticipates,’’ ‘‘believes,’’ ‘‘intends,’’ ‘‘estimates,’’ ‘‘expects,’’ and similar expressions, are only predictions or estimations and are subject to known and unknown risks and uncertainties.  In evaluating such statements, readers should consider the various factors identified in this Annual Report on Form 10-K which could cause actual events, performance or results to differ materially from those indicated by such statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by SteelCloud, Inc. or any other person that its objectives or plans will be achieved.  SteelCloud, Inc. does not undertake and specifically declines any obligation to update any forward-looking statements or to publicly announce the results of any revisions to any statements to reflect new information or future events or developments.

iii

PART I

ITEM 1.   BUSINESS

 General

Founded in 1987, SteelCloud, Inc. (referred to herein as the “Company,” or “SteelCloud,” “we,” “our,” “ours,” and “us”) is a developer of mobility appliance software solutions primarily for the Research In Motion® (“RIM”) BlackBerry market.  We design and integrate our software into specialized server appliances targeted at Department of Defense (“DoD”), public sector, commercial, and remote hosting customers.   Until July 2009, we offered computer integration solutions for the federal marketplace and Independent Software Vendors.  In July 2009, we entered into an Asset Purchase Agreement with NCS Technologies, Inc., a Virginia corporation (“NCS”), pursuant to which we agreed to sell to NCS, and NCS agreed to purchase from us, all of our right, title and interest in and to the assets relating to our computer integration business.   Further, in July 2009 our management and Board of Directors determined to shift the focus of our operations, resources and investments to our BlackBerry-related technologies and products.

We were originally incorporated as Dunn Computer Operating Company on July 27, 1987 under the laws of the Commonwealth of Virginia.  On February 26, 1998, Dunn Computer Corporation ("Dunn") was formed and incorporated in the Commonwealth of Virginia to become a holding company for several entities including Dunn Computer Operating Company.  Our subsidiary is International Data Products ("IDP"), which we acquired in May 1998.  On May 15, 2001, our shareholders approved an amendment to our Articles of Incorporation to change our corporate name from Dunn Computer Corporation to SteelCloud, Inc.  On December 31, 2003, Dunn was merged with and into SteelCloud.  On February 17, 2004, we acquired the assets of Asgard Holding, LLC ("Asgard").  In July 2006, as part of our restructuring efforts, we closed our sales office and ceased all of our operations in Florida.  Our former subsidiaries, Puerto Rico Industrial Manufacturing Operations Acquisition Corporation (“PRIMO”), and STMS Corporation (“STMS”), are currently inactive.

Unless the context otherwise requires, the "Company," "Dunn Computer Corporation," or “SteelCloud” ”we,” “our,” “ours,” and “us” refers to SteelCloud, Inc., its predecessor and its subsidiaries.  Our principal executive offices are located at 13962 Park Center Road, Herndon, VA 20171.  Our main telephone number is (703) 674-5500.  Inquiries may also be sent to SteelCloud at info@steelcloud.com for sales and general information or ir@steelcloud.com for investor relations information.

Going Concern

We have had recurring annual operating losses since our fiscal year ended October 31, 2004.  We expect that such losses may continue at least through our fiscal year ending October 31, 2010.  The report of our independent registered public accounting firm regarding our consolidated financial statements for the fiscal year ended October 31, 2009 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our history of net losses, net working capital deficit and significant doubt as to whether we will be able to meet obligations coming due in the future.

We are dependent upon available cash and operating cash flow to meet our capital needs.  We are considering all strategic options to improve our liquidity and obtain working capital to fund our continuing business operations, including equity or debt offerings and asset sales; however, there can be no assurance that we will be successful in negotiating financing on terms agreeable to us or at all.  If adequate funds are not available or are not available on acceptable terms, we will likely not be able to take advantage of unanticipated opportunities, develop or enhance services or products, respond to competitive pressures, or continue as a going concern.  We can offer no assurances that we will be successful in raising working capital as needed.  Further, we can offer no assurances that we will have sufficient funds to execute our business plan, pay our operating expenses and obligations as they become due or generate positive operating results or continue as a going concern.

Target Market

Our primary target markets are in the mobility market space, primarily relating to Research In Motion’s BlackBerry® technology.  We offer a line of SteelWorks® (“SteelWorks”) integrated appliances for the BlackBerry® Enterprise Server environment for the federal government and the domestic and international commercial markets.  There are approximately 250,000 BlackBerry Enterprise Server installations worldwide.  We also offer BlackBerry Enterprise Server license sales and administration for domestic and international organizations offering hosting services utilizing BlackBerry technology.  We have agreements with RIM to market BlackBerry hosting licenses in over 100 countries worldwide.  In most locations we are currently the sole provider of BlackBerry hosting licenses.

We utilize both direct and indirect channel models.  Our BlackBerry appliance sales strategy is predominately an indirect sales model.  SteelWorks appliances are distributed by Ingram Micro to Value Added Resellers (“VARs”) into the domestic commercial market.  Additionally, we have agreements with CDW and CDW-G to sell SteelWorks into the commercial and federal markets.  We also market our appliances to and through our direct relationships with companies offering BlackBerry hosting services both domestically and internationally.

BlackBerry® Enterprise Server Solution - SteelWorks® Appliance

We developed an integrated appliance solution specifically for the Blackberry Enterprise Server (“BES”).  Developed in conjunction with Research in Motion (“RIM”), we believe the BES appliance solution is the single best way to implement the BES software environment for most customers, at a fraction of the time, cost and resource commitment. SteelWorks is an appliance management software that provides self-management and self-maintenance functionality to our appliance server offerings and allows our customers to quickly create a fully integrated turnkey appliance server.  We are working to expand SteelWorks® to address the needs of small to midsize businesses that require access to company data and attachments via their Blackberry handheld device.  This product is called SteelWorks® Mobile for the Blackberry Enterprise Server.  This mobile business solution makes a BlackBerry® connection to company data and attachments easy to install and easy to manage.  It is hardware and software in a low cost easy to install solution.

The SteelWorks appliance includes SteelCloud-developed software for patch management, disaster recovery, back-up/restore, and high availability with automated fail-over.  We have filed for three patents for the appliance related to the technology we created for the installation wizard, backup and restore features.  These patents are currently pending approval from the U.S. Patent and Trademark Office.  We have enhanced the security of the BlackBerry Enterprise Server environment by “hardening”, or securely locking down the operational functionality of the operating environment, the Microsoft Windows Server environment in all of our SteelWorks appliances.

In addition, we developed SteelWorks FedMobile, our Blackberry Enterprise Server software appliance solution specifically for the Department of Defense (“DoD”) and other related agencies.  The SteelWorks FedMobile appliance builds upon our commercial appliance by automating the application of the Defense Information Systems Agency’s (“DISA”) and DoD’s Security Technical Implementation Guide (“STIG”) to the BES installation process.  The STIG mandates the policies for which the DoD and related agencies must operate their wireless communications.  As a result, our appliance solution allows those agencies to be STIG compliant in a fraction of the time, cost or resources allocated to what is an otherwise time intensive, manual process.  We anticipate introducing our new BES 5.0 SteelWorks FedMobile appliance product in the second calendar quarter of fiscal year 2010.

Professional Services

We provide information technology (“IT”) consulting and contract staffing solutions for our clients.  Our consultants are subject matter experts in network infrastructure complexities and security technologies.

On January 11, 2010, we entered into a Purchase and Sale Agreement (the “Agreement”) with Global Technology Partners, Inc., a Maryland Corporation (the “Purchaser”).  Pursuant to the Agreement we sold to the Purchaser a large portion of our professional services assets, consisting of certain consulting contracts and related agreements, and assigned all of our rights to employment and independent contractor contracts for certain of our contractors and employees engaged in the consulting business (the “Assets”).  As consideration for the sale of the Assets, the Purchaser agreed to pay a base price of one hundred forty thousand dollars ($140,000) (the “Base Price”) of which (a) seventy thousand dollars ($70,000) was paid upon the execution of the Agreement, and (b) seventy thousand dollars ($70,000) which was paid on January 15, 2010.   In addition to the Base Price, the Agreement provides for contingent payments in the amount of (a) one hundred thousand dollars ($100,000) in the event certain payments are made pursuant to certain of the Assets, and (b) twenty percent (20%) of the gross margin from all revenue generated from the Assets for the period beginning from January 11, 2010 and ending on January 11, 2011.  Pursuant to the Agreement, the parties agreed to cooperate in obtaining novations of all governmental contracts included in the Assets.  We agreed to guarantee payment of all liabilities and the performance of all obligations that Purchaser assumed under any governmental contracts included in the Assets.  The Agreement contains standard representations and warranties for a transaction of this type. The terms of the transaction were the result of arm’s length negotiations between the Purchaser and us.  Prior to the completion of the transaction, neither we nor any of our affiliates or officers, directors or their associates had any material relationship with the Purchaser, other than in respect of the Agreement and the transactions contemplated therein and related thereto.

Government Contracts

In fiscal year 2009, we derived approximately 67% of our revenues from sales of hardware and services to U.S. federal, state and local governments.

GSA Contract

For the fiscal year ended October 31, 2009, we had a multiple award schedule contract with the U.S. General Services Administration (the “GSA Contract”).  The GSA Contract was originally awarded in April 1996.  It was renewed in fiscal years 2002 and 2007, and is valid through March 31, 2012.  In August 2006, GSA Contract auditors awarded us an “Outstanding” rating for our management and execution of the GSA Contract.  The GSA Contract enables government IT purchasers to acquire all of their needed goods and services from a particular vendor and largely limits the competition to selected vendors holding GSA Contracts.  For the fiscal year ended October 31, 2009, our GSA Contract had sales of approximately $586,000 which accounted for approximately 39% of our continuing operations net revenues.  The GSA Contract was one of the professional services assets which we sold in January 2010, as further described in “Business - Professional Services” at page 2.

Commercial Contracts

We have a number of on-going commercial agreements, including:

•	contracts with Dell to manufacture and sell our SteelWorks products;
•	agreements with RIM to distribute BlackBerry hosting licenses in over 100 countries;
•	an agreement with Global Marketing Partners to distribute our products through Ingram Micro;
•	an agreement with CDW/CDW-G to sell our products in the domestic commercial and federal markets; and
•	agreements with BlackBerry hosting companies, both domestically and internationally, to purchase BlackBerry hosting licenses.

Significant Customer Contract

During fiscal year 2009, we provided services on a contract for a major federal institution.  The contract called for us to provide various IT services.  Over the last twelve months during the contract engagement, we recognized approximately $586,000 of service revenue associated with this contract.

Marketing

We market our products and services to commercial and government customers, both domestically and internationally through a number of direct and indirect channels.  We believe that the key to success with our current product offerings is to build a competent and diverse channel sales organization encompassing distributors, hosters, and value added resellers worldwide.  We expect to leverage our current channel relationships domestically and to grow our international channel relationships in fiscal year 2010.

We use electronic commerce technologies in our marketing efforts and expect our customers will continue to utilize these technologies.  We also use the Internet to research and reference vendor information.  We maintain an Internet website containing product offerings located at www.steelcloud.com.  We expect to increase our Web 2.0 and social marketing initiatives in fiscal year 2010.

Joint Venture

In October 2008, we created a joint venture in the United Arab Emirates (“UAE”) region with XSAT, LLC, a UAE organization focused on wireless communications and technology (“XSAT”).  SteelCloud MEA, LLC (Middle East, Africa) the newly formed joint venture company, is jointly owned, 20% by XSAT and 80% by us.  Under the terms of the joint agreement, XSAT will provide a local presence for our products to its customers within the UAE region.  XSAT will also provide warranty and support for the products sold within that region.

Competition

Our products assist organizations with the installation and maintenance of their BlackBerry network environment.  Our products provide the end user base with an alternative means to perform the installation and maintenance process.  There are currently no other products available in the marketplace that compete with SteelWorks® Mobile or SteelWorks FedMobile.

Our main source of competition is from individuals within organizations who choose to install and maintain their BlackBerry network environment internally and without the aid of our products.

Management believes that it maintains a strong relationship with RIM, the maker of the BlackBerry line of products.  Management further believes that our relationship with RIM may be a barrier to entry for other organizations that may seek to enter into this market.

Suppliers

We devote significant resources to establishing and maintaining relationships with key suppliers.  We have recently executed an Original Equipment Manufacturer partnership agreement with Dell, Inc. (“Dell”) to supply SteelWorks and SteelWorks FedMobile on their network servers.  SteelWorks  and SteelWorks FedMobile will be manufactured and produced by Dell.   In addition, Dell will supply the logistics and warranty support for the hardware.   Dell will be the primary vendor for SteelWorks and SteelWorks FedMobile, however, we intend to maintain relationships with multiple vendors to manufacture and produce our products should the need arise.

Research and Development

By investing in product development, we believe we will have more control over the functionality and marketing of our products.  We also believe that the resulting intellectual property will increase the competitiveness of our offerings and improve product margins.  During fiscal 2009, we incurred research and development costs of approximately $233,000. We will continue to incur costs for product development in the future.  We invest in intellectual property in the form of proprietary products such as SteelWorks®.

Patents, Trademarks and Licenses

We work closely with computer product suppliers and other technology developers to stay abreast of the latest developments in computer technology.  While we do not believe our continued success depends upon the rights to a patent portfolio, there can be no assurance that we will continue to have access to existing or new technology for use in our products.

On March 20, 2008, we were issued patent 3,396,156 titled ”SteelWorks.”

On September 15, 2008, we were issued community trademark Registration 006430359 (European); Japan #948064 (International), Canada Application Approval titled “SteelRestore.”

On October 21, 2008, we were issued patent 3,521,899 titled “Sure Audit.”

We conduct our business under the trademarks and service marks of “SteelCloud,” “SteelCloud Company” and “Dunn Computer Corporation.”  We believe our copyrights, trademarks and service marks have significant value and are an important factor in the marketing of our products.

Employees

As of October 31, 2009 and January 18, 2010, we had 15 and 10 employees, respectively.  None of our employees are covered by a collective bargaining agreement and we consider our relationships with our employees to be good.

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

ITEM 1A.   RISK FACTORS

Not applicable.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.   PROPERTIES

During the fiscal year ended October 31, 2009, we leased approximately 24,000 square feet for our operations facility.  Our operations facility is located in Herndon, Virginia.  Monthly rent for the lease was approximately $21,000 inclusive of operating expenses.  We are negotiating a settlement with our landlord to terminate this lease in advance of its expiration in December 2015.

During the fourth quarter of the fiscal year ended October 31, 2009, we recorded an impairment charge against discontinued operations on our leasehold improvements of approximately $276,000.  This charge should have been recorded in the third quarter of fiscal 2009 due to the triggering event of the sale of the computer network business which would have required an impairment analysis on the remaining assets related to that business.  There was no impact to any other prior periods. Refer to footnote 5 of our financial statements.

On February 2, 2010, we entered into a Lease Agreement (the “February Lease”) with Merritt-AB5, LLC (the “Landlord”), pursuant to which we will rent approximately 3,461 square feet in the property located at 20110 Ashbrook Place, Suite 130, Ashburn, Virginia 20147 (the “Premises”) for our operations facility.  The term of the February Lease is for one year beginning on the later to occur of (i) February 15, 2010, (ii) the date the Landlord completes certain work on the premises, or (iii) the date when we occupy the Premises (the “Term”).   The Term may be extended for two additional successive one year periods.  The monthly rate is $6,489.38, or $77,872.50 for the first year, inclusive of operating expenses.  If we determine to extend the term, the monthly rent for the second year will be $6,684.06 or $80,208.68 per year, and the monthly rent for the third year will be $6,884.58 or $82,614.94 per year.

ITEM 3.   LEGAL PROCEEDINGS

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 19, 2009 we held a special meeting of shareholders, which was adjourned until October 23, 2009 (the “Special Meeting”).  The Special Meeting was called to obtain shareholder approval for the following actions:

(1)
To authorize the issuance of up to 14,500,000 shares of our common stock and accompanying warrants to purchase up to 14,500,000 shares of common stock, together with the potential issuance to prospective placement agents of warrants to purchase up to 3,200,000 shares of common stock on the same terms as the accompanying warrants, pursuant to our Registration Statement on Form S-1, in accordance with NASDAQ Marketplace Rule 5635(d).  This proposal received 7,741,996 votes for, 435,859 votes against, 26,010 abstentions and 0 broker non-votes.

(2)
To authorize the issuance of our common stock, and/or securities convertible into or exchangeable or exercisable for common stock, in connection with a future financing, in accordance with NASDAQ Marketplace Rule 5635. This proposal received 7,399,135 votes for, 778,770 votes against, 26,010 abstentions and 0 broker non-votes.

(3)	To approve the sale of warrants by us to our directors in a private placement. This proposal received 7,167,648 votes for, 932,659 votes against, 103,758 abstentions and 0 broker non-votes.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was listed on The NASDAQ Stock Market, Inc.’s Capital Market from April 22, 1997 through January 7, 2010.  We changed our symbol from “DNCC” to “SCLD” on October 19, 2000.    On January 7, 2010, our symbol was changed from “SCLD” to “SCLD.PK”.  On January 27, 2010, our symbol was changed from “SCLD.PK” to “SCLD.OB.”

The following table sets forth the high and low selling prices as reported on the NASDAQ Capital Market through January 7, 2010, for each fiscal quarter during the fiscal years ended October 31, 2009, 2008 and 2007.  These quotations reflect inter-dealer prices without retail mark-up, markdown, or commission and may not represent actual transactions. On January 7, 2010 our common stock was delisted from The NASDAQ Stock Market, Inc.’s Capital Market.  Our common stock is currently quoted on the over-the-counter market.

	Fiscal 2007
	High	Low
First Quarter	$1.34	$0.61
Second Quarter	$1.47	$0.94
Third Quarter	$1.74	$1.12
Fourth Quarter	$1.68	$1.12

	Fiscal 2008
	High	Low
First Quarter	$1.25	$0.87
Second Quarter	$1.21	$0.80
Third Quarter	$1.58	$1.06
Fourth Quarter	$1.26	$0.56

	Fiscal 2009
	High	Low
First Quarter	$0.75	$0.30
Second Quarter	$0.38	$0.14
Third Quarter	$0.35	$0.15
Fourth Quarter	$0.43	$0.23

	Fiscal 2010
	High	Low
First Quarter (November 1, 2009 through January 7, 2010)	$0.35	$0.13

The following table sets forth, for January 8, 2010 through January 22, 2010, the high and low bid prices on the over-the-counter market. These quotations reflect the closing inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

	Fiscal 2010
	High	Low
First Quarter (January 7, 2010 through January 22, 2010)	$0.16	$0.08

Holders

We have 16,027,001 shares of our common stock outstanding as of January 22, 2009 held by approximately 154  stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies

Dividend Policy

We have not paid cash dividends on our common stock and do not intend to do so in the foreseeable future.

Repurchase of Securities

We did not repurchase any of our common stock during the fiscal year ended October 31, 2009.

Securities Authorized For Issuance Under Equity Compensation Plans

Please see “Item 11 – Executive Compensation – Narrative Disclosure to Summary Compensation Table.”

Recent Sales Of Unregistered Securities

On October 23, 2009, we issued 109,375 shares of our common stock to Gersten Savage LLP in conversion of legal fees due them.  These legal fees were converted at $0.32 per share, the closing price of our common stock on October 23, 2009.

We relied on the exemption from the registration provisions of the Securities Act contained in Section 4(2) thereof .

  Warrants

On July 1, 2009, we issued 625,000 warrants as an inducement to a lender to make a loan valued at approximately $130,000.  The warrants were issued at an exercise price of $0.15 and expire on June 30, 2013.  The fair value of the warrants of $85,575 was determined utilizing the Black-Sholes method.

On June 15, 2009, we issued an aggregate of 350,000 warrants to our seven directors.  These warrants are exercisable for five years from the date of issuance at an exercise price of $0.25 per share.  The issuance to the directors was approved by our shareholders.

On September 14, 2007, we issued 100,000 warrants in exchange for investor relations services valued at approximately $56,000.  The warrants were issued at an exercise price of $1.28 and expire on September 14, 2012.  The fair value of the warrants was estimated in four equal tranches over a four-month vesting period using the Black-Scholes Option pricing fair value model.  On August 24, 2009, the investor relations firm terminated its right to these 100,000 warrants, and in exchange we issued to them 115,000 warrants at an exercise price of $0.20 and vesting immediately.  The fair value of the warrants of approximately $20,000 was estimated using the Black-Scholes Option pricing fair value model.

NASDAQ

On March 23, 2009, we received notice, under NASDAQ Marketplace Rule 4310(c)(3), that our common stock was subject to potential delisting from the NASDAQ Capital Market because we did not meet the criteria of NASDAQ Listing Rule 5550(b) (the “Rule”) and did not have a minimum of $2,500,000 in stockholders’ equity, $35,000,000 market value of listed securities, or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years.  We provided NASDAQ with a specific plan of how we intend to achieve and sustain compliance with all the NASDAQ Capital Market listing requirements, including a time frame for completion of such plan.  Our plan includes the following two strategies: (i) increasing our stockholders equity in excess of the minimum $2,500,000 requirement by raising between $3,000,000 to $4,000,000 through an equity transaction; and (ii) identifying a strategic partner interested in either merging with or acquiring us.  On April 28, 2009 we received notice from NASDAQ indicating that NASDAQ had granted our request for an extension of time to regain compliance with the Rule.  Pursuant to the terms of the extension, we were required to: (a) on or before July 6, 2009, complete an equity transaction or a merger and/or acquisition, and (b) make appropriate disclosures to the SEC and NASDAQ on a Form 8-K.    We were not able to complete an equity transaction or a merger and/or acquisition by July 6, 2009, and on July 8, 2009, we received written notification from NASDAQ stating that we did not meet the terms of the extension, and that, as a result, our common stock would be subject to suspension from trading at the opening of business on July 17, 2009, and delisted from NASDAQ.   On July 15, 2009, we requested a hearing to appeal the determination before the Panel and to present our plan for regaining compliance with the Rule (the “Appeal”).  On August 4, 2009, we received notice that NASDAQ received our Appeal, and that the delisting action has been stayed, pending a final written decision by the Panel after an oral/written hearing (the “Hearing”), where we were required to demonstrate our ability to regain and sustain compliance with the Rule.  The Hearing was held at 11:00 A.M. EST, on September 3, 2009.   On October 7, 2009, we received notice that the Panel granted our request for continued listing on The NASDAQ Capital Market, subject to our evidencing, on or before January 4, 2010 compliance with the Rule and all other requirements for continued listing.  On January 5, 2010, we received notice from NASDAQ indicating that the Panel determined to delist our securities from The NASDAQ Capital Market and trading in our securities would be suspended effective as of the open of trading on Thursday, January 7, 2010.  We do not intend to take any further action to appeal NASDAQ's decision. Accordingly, trading of our common stock was suspended at the opening of business on January 7, 2010, and NASDAQ will file a Form 25-NSE with the SEC as soon as all applicable appeal periods have lapsed. Shares of our common stock are now traded in the over-the-counter market, and we have begun the process of having our common stock quoted on the Over-the-Counter Bulletin Board market by having a broker file a Form 15c211 application on our behalf.

 ITEM 6.   SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein may constitute forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act, and the Private Securities Litigation Reform Act of 1995.  Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.  Factors that could cause actual results to differ materially include, but are not limited to, risks associated with our ability to obtain financing in the short term; general economic and business conditions; industry capacity; industry trends; competition; changes in business strategy or development plans; project performance; and availability of qualified personnel; and the risk factors set forth from time to time in the reports we file with the Securities and Exchange Commission.  We undertake no obligation to update any forward-looking statement to reflect events or circumstances that may arise after the date of this filing.

You should read the following discussion and analysis in conjunction with the audited Financial Statements and Notes attached thereto, and the other financial information appearing elsewhere in this Annual Report.

Overview

Founded in 1987, we are a developer of mobility appliance software solutions primarily for the RIM BlackBerry market.  We design and integrate our software into specialized server appliances targeted at Department of Defense (“DoD”), public sector, commercial, and remote hosting customers.

In addition, we serve information technology end users directly, in both the public and private sectors, with products and services focused on IT centric solutions.

Fiscal Year 2009 Developments

Significant Customer Contract

During fiscal year 2009, we provided services on a contract for a major federal institution.  The contract called for us to provide various IT services.  During the fiscal year ended October 31, 2009, we recognized approximately $586,000 of service revenue associated with this contract.

SteelWorks

As an extension of our ISV business, we developed an appliance solution specifically for the Blackberry Enterprise Server (referred to herein as “BES”).  Developed in conjunction with RIM, we believe the BES appliance solution is the single best way to implement the Blackberry Enterprise Server software environment.  SteelWorks is an integrated server appliance that enables virtually any size organization to implement the BES at a fraction of the cost, time and resource commitment.  We have filed for three patents for the appliance related to the technology we created for the installation wizard, backup and restore features.  These patents are currently pending approval from the U.S. Patent and Trademark office.

In addition, we developed SteelWorks FedMobile, our Blackberry Enterprise Server software appliance solution specifically for the Department of Defense (referred to herein as “DoD”) and other related agencies.  The SteelWorks FedMobile appliance builds upon our commercial appliance by automating the application of DISA’s (Defense Information Systems Agency) and DoD’s Security Technical Implementation Guide (referred to herein as “STIG”) to the BES installation process.  The STIG mandates the policies for which the DoD and related agencies must operate their wireless communications.  As a result, our appliance solution allows those agencies to be STIG compliant in a fraction of the time, cost or resources allocated to this otherwise time intensive, manual process.

Subsequent Event - Sale of Professional Services Assets

On January 11, 2010, we entered into a Purchase and Sale Agreement (referred to herein as “Agreement”) with Global Technology Partners, Inc., a Maryland Corporation (referred to herein as “Purchaser”).  Pursuant to the Agreement we sold to the Purchaser a large portion of our professional services assets, consisting of certain consulting contracts and related agreements, and assigned all of our rights to employment and independent contractor contracts for certain of our contractors and employees engaged in the consulting business (referred to herein as “Assets”).  As consideration for the sale of the Assets, the Purchaser agreed to pay a base price of one hundred forty thousand dollars ($140,000) (referred to herein as “Base Price”) of which (a) seventy thousand dollars ($70,000) was paid upon the execution of the Agreement, and (b) seventy thousand dollars ($70,000) which was paid on January 15, 2010.  In addition to the Base Price, the Agreement provides for contingent payments in the amount of (a) one hundred thousand dollars ($100,000) in the event certain payments are made pursuant to certain of the Assets, and (b) twenty percent (20%) of the gross margin from all revenue generated from the Assets for the period beginning from January 11, 2010 and ending on January 11, 2011.  Pursuant to the Agreement, the parties agreed to cooperate in obtaining novations of all governmental contracts included in the Assets.  We agreed to guarantee payment of all liabilities and the performance of all obligations that Purchaser assumed under any governmental contracts included in the Assets.  The Agreement contains standard representations and warranties for a transaction of this type. The terms of the transaction were the result of arm’s length negotiations between the Purchaser and us.  Prior to the completion of the transaction, neither we nor any of our affiliates or officers, directors or their associates had any material relationship with the Purchaser, other than in respect of the Agreement and the transactions contemplated therein and related thereto.

Subsequent Event - November Line of Credit and Note Payable

On November 3, 2009, we entered into a Line of Credit and Security Agreement (the “Credit and Security Agreement”) with Caledonia Capital Corporation, a Delaware corporation (the “Lender”) pursuant to which the Lender agreed to extend to us a revolving line of credit in the amount of $150,000, in the form of a Revolving Line of Credit Promissory Note (the “Credit Note”).  The Credit Note bears interest at a rate of 15% per annum, and is payable in monthly installments commencing 30 days after November 3, 2009, which was the date when we issued the Credit Note.  The principal amount of the Credit Note, together with interest accrued and unpaid thereon and all other sums due, shall be due and payable in full upon the earlier to occur of (a) March 31, 2010, or (b) the date we shall have raised a total of not less than $1,000,000 in capital invested in our equity which is accompanied by our issuing shares of stock which were not trading in the public markets prior to the date of the Credit Note (“New Equity Capital”).   There are no penalties for early prepayment of the Credit Note.  The Credit Note is a revolving line of credit note.  Principal advances may be made, from time to time, by the Lender up to the principal amount of the Credit Note, and principal payments may be made, from time to time by us to reduce the principal balance owing pursuant to the Credit Note.

Our obligations under the Credit and Security Agreement and the Credit Note are secured by a lien in and to all of our rights, title and interest in and to its furniture, fixtures, equipment, supplies, receivables, intangibles, and inventory, together with all present and future substitutions, replacements and accessories thereto and all present and future proceeds and products thereof, in any form whatsoever (the “Collateral”).

Pursuant to the Credit and Security Agreement, in the event that (a) we fail to pay when due any principal, interest or other sum owing on any of the obligations described in the Agreement when due; (b) we fail to perform any other covenant or agreement in the Agreement, in the Warrant or in any of the other loan documents and such default continues uncorrected for a period of thirty (30) days after written notice of such default from the Lender to us; (c) if any warranty or representation that we made to the Lender shall be untrue or misleading in any material respect; (d) if a trustee or receiver is appointed for us or for all or a substantial part of our assets; or if we make a general assignment for the benefit of creditors; or if we file for bankruptcy; or if an involuntary bankruptcy petition is filed against us and such petition is not dismissed within forty-five (45) days after the filing of the same; (e) if any property that we pledged or hypothecated to Lender, or any deposit account held by Lender, is levied upon or attached or further encumbered, or garnished or the Collateral shall otherwise be impaired and same is not removed within thirty (30) days after written notice thereof from Lender us, as determined by Lender; (f) if there occurs any material adverse change in our financial condition or value of the Collateral, as determined by Lender; (g) if a final judgment is entered against us, and the same is not discharged, appealed (provided such appeal stays such judgment) or satisfied within thirty (30) calendar days; (h) if we are liquidated or dissolved; or (i) a default shall occur under that certain Note in the original principal amount of $250,000 from SteelCloud to Lender dated July 1, 2009, then the Lender may, without any further notice or demand, (1) declare any or all of the obligations not already due to be immediately due and payable; (2) enforce, by any proceedings or otherwise, any of the obligations; (3) take exclusive possession of any or all of the Collateral, (4) enforce any liens or security interests securing the obligations; (5) demand, compromise, collect, sue for and receive any money or property at any time due, (6) endorse SteelCloud name on any promissory notes or other instruments, checks, drafts, money orders or other items of payment constituting Collateral, or collections or other proceeds of Collateral, that may come into Lender's possession or control from time to time; and/or (7) terminate, or cease extending credit under, any or all outstanding commitments or credit accommodations of Lender to SteelCloud.

As an inducement to the Lender to make the loan, we agreed to issue to the Lender a warrant (the “Credit Warrant”) to purchase 2.5 shares of our common stock for every dollar we borrow pursuant to the Credit and Security Agreement.  The Credit Warrant is exercisable for four years at an exercise price of $0.25 per share.  The exercise price may be adjusted in the event of any stock dividend, stock split, stock combination, reclassification or similar transaction. Additionally, our Board of Directors (the “Board”) has the discretion to reduce the then-current exercise price to any amount at any time during the term of the Warrant for any period of time the Board deems appropriate.  We have agreed to prepare and file a registration statement for the purposes of registering the resale of the shares of common stock underlying the Credit Warrant, commencing on or about December 31, 2009.

On November 4, 2009, we borrowed $60,000 pursuant to the Credit and Security Agreement and the Credit Note, and issued to the Lender a Credit Warrant to purchase up to 150,000 shares of our common stock pursuant to the Credit and Security Agreement.  On November 23, 2009, we borrowed the additional $90,000 pursuant to the Credit and Security Agreement and the Credit Note, and issued to the Lender a Credit Warrant to purchase up to 225,000 shares of our common stock.

Sale of Integration Business

On July 10, 2009, we entered into an Asset Purchase Agreement (the “Agreement”) with NCS Technologies, Inc., a Virginia corporation (referred to herein as “NCS”), pursuant to which we agreed to sell to NCS, and NCS agreed to purchase from us, all of our right, title and interest in and to the assets relating to our computer integration business.   The purchase price was $475,000 of which $150,000 was paid as a deposit and the remaining $325,000 is an earn-out amount, which is payable from and to the extent of revenue NCS receives during the three-year period after the closing date from certain existing and prospective clients, at a rate equal to 15% of the net sales price received by NCS from such clients.  Any payments by NCS to us are due on or before the 10th business day following the month in which NCS receives the payments from the client(s).

Loan and Note Payable

On July 1, 2009, we entered into a Business Loan and Security Agreement (the “Agreement”) with Caledonia Capital Corporation, a Delaware Corporation (referred to herein as the “Lender”) pursuant to which the Lender agreed to lend us $250,000 in the form of a Secured Promissory Note (the “Note”) which was issued on July 1, 2009. The Note originally provided for a maturity date of December 29, 2009 (the “Maturity Date”) and an annual interest rate of 15%.  The Note was amended on December 29, 2009 to provide that (a) the annual interest rate of the Note is 20%, (b) accrued interest under the Note shall be payable in monthly installments commencing February 1, 2010, and continuing on the first business day of each successive month, and (c) the Maturity Date is March 31, 2010.  There are no penalties for early prepayment of the Note.

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

As an inducement to the Lender to make the loan, we issued to the Lender a warrant to purchase up to 625,000 shares of our common stock, par value $0.001 per share.  The Warrant is exercisable for four years at an exercise price of $0.15 per share.  We determined fair value of these warrants utilizing the Black-Sholes method.  The fair value of these warrants at issuance date was approximately $130,000. As an inducement for the Lender to amend the terms of the Note, we agreed to pay the Lender $25,000.

Board of Directors Investment

On June 15, 2009, we sold an aggregate of 350,000 shares of our common stock, to our seven directors, for aggregate cash proceeds of $87,500.  The shares of common stock were sold at $0.25 per share, or $.01 higher than the closing price of the common stock on the date of sale.  Each share of common stock is accompanied by one warrant to purchase one additional share of common stock (the “Warrant”).  The Warrants are exercisable for five years from the date of issuance at an exercise price of $0.25 per share.   The seven directors entered into lock-up agreements with us, restricting their ability to exercise the warrants until such time as we received shareholder approval for the issuance of the Warrants.  We received shareholder approval for the issuance of the Warrants on October 23, 2009.

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

Revenue Recognition

We recognize revenue when all four basic criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured.

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

For product sales where title transfers upon shipment and risk of loss transfers to our customer, we generally recognize revenue at the time of shipment.  For product sales where title and risk of loss transfers upon destination, we generally recognize revenue when products reach their destination.  Revenue from hardware leased to customers under operating lease arrangements is recognized over the contract term.  When product and installation services that are not essential to the functionality of the product are sold as part of a bundled agreement, the fair value of the installation services, based on the price charged for the services when sold separately, is deferred and recognized when the services are performed.  The products sold are generally covered by a warranty ranging from one to three years.  We previously accrued an estimated warranty reserve in the period of sale to provide for estimated costs to provide warranty services; as part of the agreement with Dell to produce our appliance hardware, we currently purchase an on-site three year warranty from Dell with each unit.  This warranty is transferred to the appliance end user and warranty service is provided directly to the customer by Dell.

When we act as a reseller, we monitor the terms of each new transaction to assess whether ASC 605-45, “Reporting Revenue Gross as a Principal versus Net as an Agent” applies to our financial reporting for such transaction.  In accordance with this standard, we recognize revenue associated with the resale of service contracts on a gross basis.

In October 2008 we began delivering our appliance solution specifically developed for Blackberry Enterprise Servers, referred to herein as “BES”.  Our software does not require significant modification and customization services.  We do not have vendor-specific objective evidence (“VSOE”) of fair value for our software.  Accordingly, when the software is sold in conjunction with our hardware, software revenue is recognized upon delivery of the hardware.

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

Equity-Based Compensation

Share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the employee’s requisite service period.  The fair value of the stock options and employee stock purchase plan (“ESPP”) awards are estimated using a Black-Scholes option valuation model.  This model requires the input of highly subjective assumptions and elections, including expected stock price volatility and the estimated life of each award.  The fair value of equity-based awards is amortized over the vesting period of the award and we have elected to use the straight-line method for amortizing our stock option and ESPP awards.

Income Taxes

We recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of certain assets and liabilities.  A valuation allowance is established, as necessary, to reduce deferred income tax assets to an amount expected to be realized in future periods.  We determine our valuation allowance by weighing all positive and negative evidence including past operating results and forecasts of future taxable income.  In assessing the amount of the valuation allowance as of October 31, 2008 and 2009, we considered, in particular, our forecasted taxable income for the upcoming fiscal year, current backlog of orders, including those recently received, and other significant opportunities currently in our sales and marketing pipeline with a high probability of generating revenues.  Based upon this review, we have continued to fully reserve for all deferred tax assets as of October 31, 2009.

We account for uncertainty in income taxes using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken.  Tax positions that meet the more-likely-than-not recognition threshold should be measured as the largest amount of the tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon effective settlement in the financial statements.  Our accounting policy is to recognize interest and penalties related to income tax matters in general and administrative expense.

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

Warranty

As part of the agreement with Dell to produce our appliance hardware, we purchase an on-site three year warranty from Dell with each unit.  This warranty is transferred to the appliance end user and warranty service is provided directly to the customer by Dell.

Warranty and service support for BlackBerry software is provided directly to the user by RIM as part of the software license agreement.  End users contact RIM directly for support.

We periodically monitor the performance and cost of warranty activities for other technology that we develop.

Segment Reporting

We are organized on the basis of products and services.  Our chief operating decision maker is our Chief Executive Officer.  While the Chief Executive Officer is apprised of a variety of financial metrics and information, the Chief Executive Officer makes decisions regarding how to allocate resources and assess performance based on a single operating segment.

Recently Issued Accounting Pronouncements

In September 2009, Financial Accounting Standards Board (“FASB”) issued ASC 605-25, Revenue Recognition - Multiple-Deliverable Revenue Arrangements, formerly Emerging Issues Task Force (EITF) 00-21. This guidance addresses how to separate deliverables and how to measure and allocate consideration to one or more units of accounting. Specifically, the guidance requires that consideration be allocated among multiple deliverables based on relative selling prices. The guidance establishes a selling price hierarchy of (1) vendor-specific objective evidence, (2) third-party evidence and (3) estimated selling price. This guidance is effective for annual periods beginning after December 15, 2009 but may be early adopted as of the beginning of an annual period. We are currently evaluating the effect that this guidance will have on our financial position and results of operations.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162, now referred to as ASC 105-10, Generally Accepted Accounting Principles. The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 30, 2009.  The adoption of this statement did not have a material effect on our financial statements.

In June 2009, the FASB issued SFAS No. 165, later codified in ASC 855-10, Subsequent Events. ASC 855-10 establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009.  The adoption of ASC 855-10 did not have a material effect on our financial statements.

In April 2009, the FASB issued FASB Staff Position No. 107-1 and APB Opinion No. 28-1 (FSP 107-1 and APB 28-1), later codified in ASC 825-10-65-1, Interim Disclosures about Fair Value of Financial Instruments. FSP 107-1 and APB 28-1 require fair value disclosures in both interim, as well as annual, financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. FSP 107-1 and APB 28-1 became effective for us in the quarter ended July 31, 2009, and our adoption of  FSP 107-1 and APB 28-1 did not have a material impact on our financial statements.

In  June 2008, the EITF ratified EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, now referred to as ASC 815-40-15. ASC 815-40-15 provides guidance in assessing whether derivative instruments meet the criteria in paragraph 11(a) of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, now referred to as ASC 815, for being considered indexed to an entity’s own common stock. ASC 815-40-15 is effective for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on our financial statements.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets, now referred to as FASB ASC 350-30-65-1. It amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Intangible Assets, now referred to as ASC 350. ASC 350-30-65-1 is effective for fiscal years beginning after December 15, 2008 and may not be adopted early. The adoption of this statement is not expected to have a material effect on our financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133, now referred to as ASC 815. ASC 815 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  ASC 815 is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on our financial statements.

In December 2007, the FASB issued SFAS No.141R, Business Combinations, now referred to as ASC 805. ASC 805 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate and financial effects of the business combination.  The guidance will become effective for the fiscal year beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on our consolidated financial statements, unless we enter into a material business combination transaction. We are in the process of evaluating the effect, if any, the adoption of ASC 805 will have on our financial statements, if we undertake an acquisition.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51, now referred to as ASC 810. ASC 810 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. We are in the process of evaluating the effect, if any, the adoption of ASC 810 will have on our financial statements.

Fiscal Year Ended October 31, 2008 Compared to Fiscal Year Ended October 31, 2009

In the third quarter of fiscal year 2009 we discontinued the operations of our hardware integration business.  The following discussions pertain solely to our continuing operations and discontinued operations are discussed separately.

Net Revenue Discussion:

The following table summarizes our net revenue for the twelve months ended October 31, 2008 and 2009 in dollars and as a percentage of net revenues.

	Fiscal Year Ended October 31,
	2008		2009		Increase (decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage
Products	$1,905,228	41.55%	$319,970	21.05%	$(1,585,258)	(83.21)%

Services	2,680,526	58.45%	1,199,929	78.95%	$(1,480,597)	(55.24)%

Total net revenues	$4,585,754	100.00%	$1,519,899	100.00%	$(3,065,855)	(66.86)%

The decrease in product revenue is primarily attributable to the sale of the hardware integration business.  Given the new focus of our business during the twelve months ended October 31, 2009, we do not anticipate a significant portion of our revenues to be generated from ancillary technology products that are not focused around the SteelWorks  product line; however, we will continue to support our existing customers and may sell products outside of our SteelWorks product line from time to time.

The decrease in service revenue for the twelve months ended October 31, 2009 as compared to the same period in fiscal 2008 is the result of us completing a large services contract in December 2008, as there were no revenues in fiscal 2009 from January, 2009 through October, 2009.

Gross Profit Discussion:

The following table summarizes our gross profit for the twelve months ended October 31, 2008 and 2009 in dollars, as a percentage of gross profit and as a percentage of net revenues.

	Fiscal Year Ended October 31,
	2008		2009		Increase (decrease)
		% of Gross		% of Gross
	Dollars	Profit	Dollars	Profit	Dollars	Percentage
Products	$321,744	38.19%	$143,212	31.75%	$(178,532)	(55.49)%
Products – GP%	16.89%		44.76%
Services	520,773	61.81%	307,876	68.25%	(212,897)	(40.88)%
Services – GP%	19.43%		25.66%
Total gross profit	$842,517	100.00%	$451,088	100.00%	$(391,429)	(46.46)%
Total – GP%	18.37%		29.68%

The significant increase in products gross profit percentage for the twelve months ended October 31, 2009 as compared to the same period in fiscal year 2008 is the result of our SteelWorks sales, a product that was launched in early fiscal year 2009.  Given the significant intellectual property and software we have created and developed for this product, we anticipate margins will remain strong in future periods.

The increase in services gross profit for the twelve months ended October 31, 2009 as compared to the same period in fiscal year 2008 is primarily attributable to the completion of a low margin services contract in December 2008.

Operating Expense Discussion:

The following table summarizes our operating expenses for the twelve months ended October 31, 2008 and 2009 in dollars and as a percentage of net revenues.

	Fiscal Year Ended October 31,
	2008		2009		Increase (decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage
Selling and marketing	$928,157	20.24%	$486,942	32.04%	$(441,215)	(47.54)%
General and administrative	3,528,249	76.94%	2,533,836	166.71%	(994,513)	(28.19)%
Research and product development	234,371	5.11%	233,312	15.35%	(1,059)	(0.45)%
Severance and restructuring costs	-	-	73,205	4.82%	73,205	100.00%
Total operating expenses	$4,690,777	102.29%	$3,327,296	218.92%	$(1,363,581)	(29.07)%

The decrease in selling and marketing expense is the result of aligning expenses to our current and future business models to focus on our SteelWorks products. For the twelve months ended October 31, 2009 compared to the twelve months ended October 31, 2008, marketing activities and expense associated with selling and marketing personnel decreased as a result of cost cutting efforts.  We anticipate our sales and marketing costs will increase in future periods in order to create demand for our new products.

The research and product development expense for the twelve months ended October 31, 2009 slightly decreased compared to the twelve months ended October 31, 2008.  We continue to make research and development investment into our SteelWorks family of products.  We anticipate that these research and development costs will continue in future periods.

The decrease in general and administrative expenses for the twelve months ended October 31, 2009 compared to the twelve months ended October 31, 2008 is primarily attributable to a reduction in operating costs resulting from the sale of our hardware integration business was complete.  Furthermore, we have significantly reduced our operating expenses from the prior year specifically relating to rent, personnel, insurance and other corporate costs.

The increase in our severance and restructuring costs is primarily attributable to a severance agreement with our former President and Chief Executive Officer.

Other Income (Expense) Discussion:

The following table summarizes our other income (expense) for the twelve months ended October 31, 2008 and 2009 in dollars and as a percentage of net revenues.

	Fiscal Year Ended October 31,
	2008		2009		Increase (decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage

Other income (expense) net	$8,542	0.19%	$(64,657)	(4.25)%	$(73,199)	(856.93)%
Total other income (expense), net	$8,542	0.19%	$(64,657)	(4.25)%	$(73,199)	(856.93)%

The decrease in other income/(expense) is attributable to increased interest expense relating to the Caledonia Capital Corporation loan which had an annual interest rate of 15% per year.  In addition, we have accrued interest associated with our settlement with our former landlord on May 22, 2009 at an annual rate of 18%.

Income Tax (Benefit)

The following table summarizes our income tax benefit for the twelve months ended October 31, 2008 and 2009 in dollars and as a percentage of net revenues.
	Fiscal Year Ended October 31,
	2008		2009		Increase (decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage

Income Tax Benefit	$(397,868)	8.68%	$-	0.00%	$(397,868)	100.00%

In the twelve months ended October 31, 2008 we recorded an income tax expense attributable to discontinued operations and income tax benefit on continuing operations in accordance with intraperiod tax allocation rules.  As both discontinued operations and operations had a loss in fiscal year 2009, no such allocation was made.

Loss from Continuing Operations Discussion

The following table summarizes our loss from continuing operations for the twelve months ended October 31, 2008 and 2009 in dollars and as a percentage of net revenues.

	Fiscal Year Ended October 31,
	2008		2009		(Increase) decrease
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage

Loss from continuing operations	$(3,441,848)	(75.06)%	$(2,940,864)	(193.49)%	$450,180	13.08%

The decrease in loss from continuing operations for the twelve months ended October 31, 2009 as compared to the same period in fiscal 2008 was attributable to the reduction of sales of products not pertaining to the discontinued operations and completion of a service contract in December 2008, as well as lower cost of revenue and lower operating expenses as a result of our shift in emphasis to BlackBerry related products and technologies.

Income (loss) from Discontinued Operations Discussion

The following table summarizes our income (loss) from discontinued operations for the twelve months ended October 31, 2008 and 2009 in dollars and as a percentage of net revenues.

	Fiscal Year Ended October 31,
	2008		2009		Increase (decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage

Income (loss) from discontinued operations	$682,286	14.88%	$(795,698)	(52.35)%	$(1,477,984)	(216.62)%

The loss for the twelve month period ended October 31, 2009 as compared to the same period in 2008, is attributable to discontinued operations, overall downward economic climate, contract delays, non-renewals and order constriction in our commercial business.

As a result of the continuing declines in revenues as well as the cumulative losses, we determined to discontinue our hardware integration business in the third quarter of our 2009 fiscal year.

Liquidity and Capital Resources

We have experienced recurring losses from operations and negative cash flows.  For the twelve months ended October 31, 2009, we incurred a net loss of $3,736,562 and an accumulated deficit of $48,605,126 as of that date.  The report from our independent registered public accounting firm on our audited financial statements at October 31, 2009 contains an explanatory paragraph regarding doubt as to our ability to continue as a going concern as a result of our history of net losses from operations, net working capital deficit and uncertainty regarding the Company’s ability to satisfy obligations as they become due in the near future.  Despite our history of revenues, we can give no assurance that we will be able to maintain or increase our revenues in fiscal 2010 or that we will be successful in reaching profitability or generating positive cash flows from our operations.  We are considering all strategic options to improve our liquidity and provide us with working capital to fund our continuing business operations including equity offerings, asset sales and debt financing as alternatives to improve our cash needs; however; we can offer no assurance that we will be successful in identifying, obtaining or negotiating financing terms.  If adequate funds are not available or are not available on terms acceptable to us, we will likely not be able to take advantage of unanticipated opportunities, develop or enhance services or products, respond to competitive pressures, or continue as a going concern.

As of October 31, 2009, we had cash and cash equivalents of $60,650 and a working capital deficit of $576,350.  As of January 22, 2010, we have approximately $109,000 cash on hand, which is adequate for approximately one additional month of operations.  We do not have any working capital commitments nor do we presently have any external sources of working capital.  Historically, our revenues have not been sufficient to fund our operations and we have relied on capital provided through the sale of equity securities.  Our working capital needs in future periods will depend primarily on the rate at which we can increase our revenues while controlling our expenses and decreasing the use of cash from operations.  We are currently in the process of registering shares of our common stock to sell directly to investors in order to raise additional capital.  We can provide no assurances that any such financings will be consummated.

For the twelve months ended October 31, 2009, we used approximately $1,578,000 in cash from operating activities. Our primary use of cash was to finance our operating loss.  The use and availability of our cash is affected by the timing, pricing, and magnitude of orders for our products, and the timing of cash outflows relating to these orders.

We generated approximately $564,000 from our investing activities and $322,000 in financing activities for the twelve months ended October 31, 2009.

Our consolidated financial statements for the twelve months ended October 31, 2009 do not give effect to any adjustments to recorded amounts and their classifications, which would be necessary should we be unable to continue as a going concern and therefore, be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in the consolidated financial statements.

Off-Balance Sheet Arrangements

Contractual Obligations and Commercial Commitments

We had significant contractual obligations for fiscal year ended October 31, 2009 and beyond for our operating leases and employment agreements.

On February 27, 2009, we entered into a lease amendment with the landlord of our operation facility whereby the current lease, which was scheduled to expire on August 31, 2014, has been amended to provide for (i) the extension of the lease term for a period of one (1) year and four (4) months ending on December 31, 2015, and (ii) certain other modifications, including a reduction in our rent cash payments by approximately $60,000 and $34,000 for the fiscal years 2009 and 2010, respectively.  Our monthly straight-line rent expense will be approximately $21,000 a month for the length of the lease.

On May 22, 2009, we entered into a Stipulation/Consent Order with CRP (referred to herein as the “Stipulation”), pursuant to an Affidavit and Statement of Account (referred to herein as the “Affidavit”), stating, as declared by a general manager of Jones Lang LaSalle, a property management company and agent for CRP Holdings A-1, LLC (referred to herein as “CRP”), the landlord of 14040 Park Center Road, Suite 210, Herndon, Virginia 20171 (referred to herein as the “Premises”), that CRP, as landlord, was seeking a judgment against us for: (i) possession of the Premises, and (ii) monetary damages for nonpayment of rent due under a sublease, dated September 28, 2004, by and between us and NEC America, Inc. (referred to herein as “NEC”) (referred to herein as the “Sublease”), and a subsequent assignment of the Sublease to CRP from NEC, dated December 15, 2008.  In the Stipulation we acknowledged that the balance due for rent and additional rent for the Premises was $168,638, together with attorney’s fees and court expenses of $7,041 through May 22, 2009 (referred to herein as the “Judgment Amount”).  Pursuant to the Stipulation, we paid $30,000 (referred to herein as the “Forbearance Payment”) on May 22, 2009 toward the Judgment Amount.  Further we agreed to, and have, vacated the Premises.  CRP agreed to stay enforcement of the Judgment Amount until the earlier of (a) our receipt of capital in the amount of at least $500,000, or (b) May 31, 2010.  The matter was returned to the court’s files pending our compliance with the terms of the Stipulation.

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

There were no changes in and disagreements with accountants on accounting and financial issues during the fiscal year ended October 31, 2009.

ITEM 9A(T).   CONTROLS AND PROCEDURES

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) (the “Disclosure Controls”) as of the end of the period covered by this Annual Report.  The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Principal Executive Officer (“PEO”) and Principal Financial Officer (the “PFO” and together with the PEO, the “Certifying Officers”).

Attached as exhibits to this Annual Report are certifications of the Certifying Officers, which are required in accordance with Rule 13a-14 of the Exchange Act.  This “Controls and Procedures” section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, our Certifying Officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets,

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, or use or disposition of our assets that could have a material effect on our financial statements.

Under the supervision of our Certifying Officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 31, 2009 using the criteria established in Internal Control—Integrated Framework (the “Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as of October 31, 2009.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of our internal control over financial reporting as of October 31, 2009, we determined that there were control deficiencies that when aggregated constituted a material weakness, such as:

•	Inadequate staffing resulting in a lack of proper review and monitoring controls over financial reporting,

•	Inadequate segregation of duties and effective risk assessment, and

•
Inadequate review and evaluation of transactions in the third quarter of fiscal year 2009 leading to a correction of an error for an impairment charge upon our ultimate evaluation in the fourth quarter of fiscal year 2009.

During the course of our fiscal year, primarily in the second half, we had a number of both voluntary and involuntary reductions of staff.  Due to strategic business decisions, we decided to discontinue our computer integration business in the third quarter of fiscal 2009.  As the year progressed and these events unfolded, we were aware of the growing concern over how a reduction of staff would impact our internal controls, especially with regards to a lack of proper review and monitoring controls and the segregation of duties.

These control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements would not have been prevented or detected on a timely basis.  As a result of the material weakness described above, we concluded that we did not maintain effective internal control over financial reporting as of October  31, 2009 based on criteria established in the Framework. Our new management, board of directors and audit committee are currently evaluating remediation plans for the above deficiencies.   During the period covered by this annual report on Form 10-K, we have not been able to remediate the weaknesses described above.   However, we plan to take steps to enhance and improve the design of our internal control over financial reporting.   Our proposed plans are set out below under the heading, “Management’s Remediation Initiatives”.

Changes in Internal Controls

During our fiscal year ended October 31, 2009 a number of our accounting personnel left our employment and were not replaced, including the departure of our Controller in the fourth quarter of fiscal 2009. In addition, our Chief Financial Officer resigned on November 30, 2009 and we retained a new Principal Financial Officer immediately. These changes have impacted our internal controls, such as the segregation of duties and lack of review and monitoring controls over financial reporting, which has resulted  in a material weakness in internal controls over financial reporting and management’s conclusion that our internal controls over financial reporting were not effective as of October 31, 2009.

As discussed above, we conducted an evaluation of the effectiveness of our internal control over financial reporting during our most recent fiscal quarter ending October 31, 2009 using the criteria established in the Framework.   Based on our evaluation using the criteria established, our management concluded that our internal controls over financial reporting were not effective as of October 31, 2009.

Management’s Remediation Initiatives

Although we have been unable to meet the COSO standards because of our limited financial resources, we are committed to improving our internal control over financial reporting and disclosure controls and procedures.   We are exploring various alternatives for maximizing our resource utilization as well as aligning our current business model with the COSO standards.

ITEM 9B.   OTHER INFORMATION

Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, age and position of each of our directors and executive officers are as follows:

Name	Age	Position
Brian H. Hajost	53	President and Chief Executive Officer and Director
Steven Snyder	50	Vice President of Finance, Principal Financial Officer and Secretary
James Bruno	74	Director
VADM E. A. Burkhalter, Jr. USN	81	Director
Jay Kaplowitz	63	Director
Ashok Kaveeshwar	68	Director
Benjamin Krieger	72	Director

Brian H. Hajost has served as our Chief Executive Officer, President and a member of the Board since February 2009.  From February 2007 until June 2008, Mr. Hajost served as Executive Vice President of Cryptek, Inc. Mr. Hajost served as our Chief Operating Officer from December 2003 until June 2006 and President from June 2005 until June 2006. Prior to December 2003, he served as our Executive Vice President of Sales & Marketing from June 2001 until his promotion to the Chief Operating Officer position in 2003. Mr. Hajost also founded two consulting companies in 2006 and 2008.

Steven Snyder has served as our Vice President of Finance and Principal Financial Officer since November 2009. Since April 2009, Mr. Snyder has served as the owner of a general business and financial consulting and software development company.  From September 2000 to February 2009, Mr. Snyder served as the Vice President of Finance of The Richards Corporation, a privately owned supplier of both aircraft galley equipment used in corporate and commercial aviation, and imagery analysis workstations designed to meet a wide range of aerial surveillance applications used in the United States and by various governments.  During his tenure at The Richards Corporation, Mr. Snyder also simultaneously served as the Vice President of Information Technology, Operations and Materials Management.  From 1984 to 2000, Mr. Snyder worked for a number of corporate entities in a variety of financial and operational roles.  From 1981 to 1984, Mr. Snyder worked for Arthur Andersen and Co. where he became a Certified Public Accountant.  He obtained his Bachelor of Science degree in Accounting from the State University of New York in 1981.

James Bruno has served as our director since September 2000.  Mr. Bruno has served as a member of the Audit Committee of our Board of Directors since January 2004.  Mr. Bruno was formerly President of Syntrex Corporation, prior to which he served as President of the Computer Division of Perkin Elmer Corporation.  He had formerly served in various management positions with Electronic Associates, Inc.  Mr. Bruno has extensive experience in the computer industry, as well as corporate acquisitions.  He served as a consultant to SteelCloud, Inc. in 1997 and 1998.

Vice Admiral E. A. Burkhalter, Jr.,   USN (Ret.)   has served as our director since January 1997.  In July 2006, Mr. Burkhalter was appointed Chairman of our Board of Directors.  Mr. Burkhalter has served as a member of each of the Audit Committee, Executive Committee and the Compensation Committee of our Board of Directors since January 2004.  Mr. Burkhalter is currently the President of Burkhalter Associates, Inc., a consulting firm providing services in the areas of international and domestic strategy, management policy and technology applications, for both government and industry.  Mr. Burkhalter spent 40 years as a member of the United States Navy, during which time he held several positions, including Director of Strategic Operations for the Chairman of the Joint Chiefs of Staff.  He is currently a member of the Defense Intelligence Agency Leadership Council.  He is also a trustee of the US Naval Academy Foundation, and a trustee of the Benedictine Foundation.

Jay M. Kaplowitz has served as our director since September 2000.  Mr. Kaplowitz has served as a member of the Compensation Committee of our Board of Directors since January 2004.  Mr. Kaplowitz is a founding partner of the law firm Gersten Savage LLP, our securities counsel.  Mr. Kaplowitz has more than thirty years experience in corporate, banking and securities law.  He has negotiated and structured numerous financial and business transactions and has extensive expertise in public and private equity and debt offerings.  Mr. Kaplowitz is a managing member of Formula Capital, LLC, a private equity fund, and is on the board of Rusoro Mining Ltd., a company listed on the TSXV (CDNX: RML.V) and of several private companies.  He received a JD from Boston University, and a BA from Brooklyn College, City University of New York.

 Benjamin Krieger has served as our director since September 1999. Mr. Krieger has served as a member of the Compensation Committee and the Audit Committee of our Board of Directors since January 2004. Mr. Krieger is currently a partner with WhiteKnight Solutions, LLC, a business consulting firm that specializes in acquisitions, divestitures and strategic alliances. Mr. Krieger was formerly a partner with Corporate Development International, an international company search firm, where he specialized in the pulp and paper, packaging, graphic arts and distribution industries. Prior to Corporate Development International, he was President, CEO and a director of Ris Paper Company. Mr. Krieger began his career with the Mead Corporation where he was promoted through the Company during his 25-year tenure.

Ashok Kaveeshwar, Ph.D. has served as our director since March 2007. Dr. Kaveeshwar has served as a member of the Executive Committee of our Board of Directors since 2007. Dr. Kaveeshwar has 35 years of technical, management and executive experience with high technology firms serving both the public and private sectors. He has also served in the Federal Government as the first administrator of the Research & Innovative Technology Administration (RITA) at the United States Department of Transportation, a Presidential appointment requiring Senate confirmation. Prior to that, he was President of Orange Technologies, Inc, a company providing government and commercial customers with project life cycle management software and solutions. Previously, Dr. Kaveeshwar held various senior executive positions with Raytheon Corporation, Hughes Electronics Corporation, ST Systems Corporation (STX) and Systems & Applied Sciences Corporation. Dr. Kaveeshwar has a Ph.D. in Physics from the University at Buffalo (SUNY), Buffalo, NY.

In fiscal year 2009, the Board of Directors met ten (10) times (including by teleconference). All directors attended at least 75% of the meetings.

Involvement in Certain Legal Proceedings

No director, person nominated to become a director, executive officer, promoter or control person of ours has, during the last five years: (i) been convicted in or is currently subject to a pending a criminal proceeding (excluding traffic violations and other minor offenses); (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any Federal or state securities or banking or commodities laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy or for the two years prior thereto.

Independence of Directors

The Board has determined that Messrs. Bruno, VADM Burkhalter, Kaplowitz, Kaveeshwar and Krieger, are independent directors as defined in NASDAQ Marketplace Rule 4200.

Committees of the Board

During the fiscal year ended October 31, 2009, the Board of Directors held a total of ten meetings (including teleconference). All incumbent directors attended at least 75% of the aggregate of all meetings of the Board of Directors and any committees of the Board on which they served, during the fiscal year ended October 31, 2009.

The Audit Committee appoints and provides for the compensation of our independent auditors; oversees and evaluates the work and performance of the independent auditors; reviews the scope of the audit; considers comments made by the independent auditors with respect to accounting procedures and internal controls and the consideration given thereto by our management; approves all professional services to be provided to us by our independent auditors; reviews internal accounting procedures and controls with our financial and accounting staff; oversees a procedure that provides for the receipt, retention and treatment of complaints received by us and of confidential and anonymous submissions by employees regarding questionable accounting or auditing matters; and performs related duties as set forth in applicable securities laws and the Audit Committee charter (the “Audit Committee”).  The Audit Committee functions pursuant to the Audit Committee charter adopted by the Board in fiscal 2001.  A copy of the Audit Committee Charter can be found on our web site at www.steelcloud.com. The Audit Committee met four (4) times (including by teleconference) during the fiscal year ended October 31, 2009.  The Audit Committee is currently composed of James Bruno, VADM Burkhalter and Benjamin Krieger.  The Board has determined that all current members of the Audit Committee are independent directors under the rules of the  NASDAQ Marketplace Rule 4200 and each of them is able to read and understand fundamental financial statements.  The Board has determined that James Bruno is the Company’s Audit Committee “financial expert” as defined in Item 407(d) of Regulation S-K.

 The Compensation Committee has such powers as may be assigned to it by the Board of Directors from time to time and is currently charged with, among other things, determining compensation packages for our Chief Executive Officer, President and Principal Financial Officer, establishing salaries, bonuses and other compensation for our executive officers and with administering the Company’s Amended 2007 Stock Option and Restricted Stock Plan, the Company’s 2007, 2002 and 1997 Incentive Stock Option Plans, as amended (the "Stock Option Plans"), the 1998 Employee Stock Purchase Plan, as amended (the "1998 Purchase Plan") and recommending to the Board of Directors changes to such plans (the “Compensation Committee”).  Generally, on its own initiative the Compensation Committee reviews the performance and compensation of our Chief Executive Officer and Principal Financial Officer and, following discussions with those individuals, establishes their compensation levels where it deems appropriate. For the remaining officers, the Chief Executive Officer makes recommendations to the Compensation Committee that generally, with such adjustments and modifications that are deemed necessary or appropriate by the Compensation Committee, are approved. With respect to equity-based compensation awarded to others, the Compensation Committee grants stock-based compensation, generally based upon the recommendation of the Chief Executive Officer.  The Compensation Committee met one time (including by teleconference) during fiscal 2008.  The Compensation Committee is currently composed of VADM Burkhalter, Jay M. Kaplowitz and Benjamin Krieger.  The Board has determined that all current members of the Compensation Committee are independent directors under the rules of the  NASDAQ Stock Market. The Compensation Committee does not have a charter.

The Board of Directors has an Executive Committee (the "Executive Committee"), the members of which are VADM Burkhalter and Ashok Kaveeshwar. The Executive Committee has such powers as may be assigned to it by the Board of Directors from time to time and is currently charged with, among other things, recommending to the Board of Directors the criteria for candidates to the Board of Directors, the size of the Board of Directors, the number of committees of the Board of Directors and their sizes and functions, and the nomination and selection of Board of Directors' candidates and committee members and rotation of committee members.  In addition, the Executive Committee is responsible for establishing and implementing an annual evaluation process for the Chief Executive Officer and the Board of Directors and periodically assessing the overall composition of the Board of Directors to ensure an effective membership mix and, when appropriate, recommending to the Board of Directors a Chief Executive Officer succession plan and succession process.  The Executive Committee met six times during fiscal 2009.  The Executive Committee does not have a charter.

Code of Ethics

On September 9, 2004, the Board adopted a Code of Ethics that applies to the Chief Executive Officer, Principal Executive Officers, Senior Financial Officers and Board of Directors.  A copy of the Code of Ethics can be found on our web site at www.steelcloud.com.  The Code of Ethics sets forth our policies and expectations on a number of topics, including: Integrity of Records and Financial Reporting; Compliance with Laws, Rules and Regulations; Conflict of Interest; Corporate Opportunities; Fair Dealing; Confidentiality; Reporting any Illegal or Unethical Behavior; and Waivers.

The Audit Committee of the Board of Directors reviews the Code of Ethics annually, and proposes changes or amendments to the Code of Ethics as appropriate.  Changes or amendments proposed by the Audit Committee are submitted to the Board of Directors for review.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires the Company’s Officers and Directors, and persons who own more than 10% of the Company’s common stock to file reports of ownership and changes in ownership of the Company’s common stock with the Securities and Exchange Commission.  Based solely on a review of the copies of such reports and written representations from the reporting persons that no other reports were required, the Company believes that during the fiscal year ended October 31, 2009, our Executive Officers, Directors and greater than ten percent shareholders filed on a timely basis all reports due under Section 16(a) of the Exchange Act.

Changes in Procedures by which Security Holders May Recommend Nominees to the Board of Directors

There have been no changes to the procedures by which security holders may recommend nominees to our board of directors.

Audit Committee Report

The Audit Committee has reviewed and discussed the Company's audited financial statements for the fiscal year ended October 31, 2009 with management and has received the written disclosures and the letter from Grant Thornton LLP, the Company's independent auditors, required by applicable requirements of the Public Company Accounting Oversight Board regarding communications with the audit committee concerning independence, and has discussed with Grant Thornton LLP their independence.  The Audit Committee has also discussed with Grant Thornton LLP the Company's audited financial statements for the fiscal year ended October 31, 2009, including among other things the quality of the Company's accounting principles, the methodologies and accounting principles applied to significant transactions, the underlying processes and estimates used by management in its financial statements and the basis for the auditor's conclusions regarding the reasonableness of those estimates, and the auditor's independence, as well as the other matters required by Statement on Auditing Standards No. 61 of the Auditing Standards Board of the American Institute of Certified Public Accountants.

Based on these discussions with Grant Thornton LLP and the results of the audit of the Company's financial statements, the Audit Committee members recommended unanimously to the Board of Directors that the audited financial statements be included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2009.

Respectfully submitted,
/s/ James Bruno
/s/ VADM E.A. Burkhalter, Jr.
/s/ Benjamin Krieger

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information regarding compensation paid by us during each of our last two fiscal years to our Chief Executive Officer and to each of the Company’s executive officers who were paid in excess of $100,000 (the “Named Officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) 1	Option Awards ($)	Other ($)2	Total ($)
Brian Hajost [3]	2009	158,325	-0-	32,760	10,780	15,568	217,433

Robert E. Frick [4]	2009	62,758	-0-	(5,000)	(32,024)	43,067	68,621
President and Chief Executive Officer	2008	267,000	-0-	-0-	50,624	21,731	339,355

Kevin M. Murphy	2009	209,288	-0-	23,380	55,881	21,596	310,145
Chief Financial Officer and Executive Vice President	2008	220,000	-0-	-0-	76,274	25,988	322,262

1
In fiscal year 2009, two of the named executive officers forfeited options.  Mr. Frick forfeited 66,666 shares of non-vested restricted stock and 66,666 stock options.  Mr. Murphy forfeited 175,000 stock options. In fiscal year 2008, none of the named executive officers forfeited options.  For additional information pertaining to assumptions made in determining the value of the stock awards, please see footnote 10, “Stock Based Compensation”, to our financial statements.

2	Other compensation includes commissions, accumulated leave payouts, fixed expense allowances, 401K match expense and Company provided health and dental insurance.
3	Mr. Hajost joined the Company in January 2009 as President, Chief Executive Officer and Director.
4
Mr. Frick joined the Company in August 2007 as Executive Director and was appointed to the Company’s Board of Directors.  In October 2007, Mr. Frick was named the Company’s President and Chief Executive Officer.  Mr. Frick’s employment with the Company ended on January 9, 2009.

 Narrative Disclosure to Summary Compensation Table

Employment Agreements; Termination of Employment

On January 12, 2009 (the “Agreement Date”), we entered into an Amendment to Employment Agreement (the “Amended Agreement”) with Robert E. Frick, our then Chief Executive Officer and President, pursuant to which the terms of Mr. Frick’s employment agreement, dated August 27, 2007, were amended. Under the terms of the Amended Agreement, the parties agreed that Mr. Frick’s employment with us terminated effective January 9, 2009 as a result of Mr. Frick’s health.   Further, pursuant to the Amended Agreement, Mr. Frick resigned from our Board of Directors.  Mr. Frick received paid family health and dental insurance under our standard policies for six months from the Agreement Date and $10,231 as compensation for Mr. Frick’s retained leave balance of 10 days.  Additionally, Mr. Frick served as a consultant for us for six months from the Agreement Date for compensation of $11,250 per month.

On February 5, 2009, we entered into an Executive Retention Agreement (the “2009 Agreement”) with Brian Hajost, our President and Chief Executive Officer, effective as of January 16, 2009.  Pursuant to the terms of the 2009 Agreement, as compensation for Mr. Hajost serving as our President and Chief Executive Officer, Mr. Hajost receives (a) a semi-monthly salary of $8,333.33 (or $200,000 annually); (b) a stock grant of 156,000 shares of our common stock, which will vest ratably over 12 months; and (c) a stock option grant of 300,000 shares of our common stock, which will vest ratably over a three year term and have a five year exercise period.  The 2009 Agreement further provides that in the event that we terminate Mr. Hajost’s employment without cause (other than due to Mr. Hajost’s request), or if Mr. Hajost terminates his employment for good reason, Mr. Hajost will be entitled to (a) if the termination takes place within three months from the date of the 2009 Agreement, two months salary, (b) if the termination takes place between three and six months from the date of the 2009 Agreement, three months salary, (c) if the termination takes place between six months and one year from the date of the 2009 Agreement, six months salary, (d) if the termination takes place after the first year anniversary of the 2009 Agreement, 12 months salary.  In the event that a majority of our common stock or a substantial portion of our assets are acquired, the acquisition closes while Mr. Hajost is employed by us, and Mr. Hajost’s employment with us is terminated without cause (other than due to Mr. Hajost’s request) within 30 days of the acquisition, Mr. Hajost will be entitled to severance pay equal to the lesser of (a) 24 months salary based on Hajost’s annual rate of pay for the calendar year before the calendar year of termination from service, or (b) two times the IRS limit for qualified plans provided for in 26 U.S.C. § 401(a)(17) for the calendar year of termination of service.

We have not entered into an employment agreement with Mr. Snyder, our Principal Financial Officer.  Mr. Snyder receives semi-monthly compensation of $4,700 for 42 hours of work per semi-monthly period.

Overview of Compensation Program

Our compensation programs are intended to enable us to attract, motivate, reward and retain the management talent required to achieve corporate objectives, and thereby increase stockholder value. It is our policy to provide incentives to senior management to achieve both short-term and long-term objectives and to reward exceptional performance and contributions to the development of the business. To attain these objectives, the executive compensation program includes four key components:

 Base Salary.    Base salary for the Company’s executives is intended to provide competitive remuneration for services provided to the Company over a one-year period. Base salaries are set at levels designed to attract and retain the most appropriately qualified individuals for each of the key management level positions within the Company.

Cash Incentive Bonuses.    Our bonus programs are intended to reward executive officers for the achievement of various annual performance goals approved by the Company’s Board of Directors. For fiscal 2009, no performance based bonus was approved for our executive officers in light of our need for additional working capital.

We anticipate that a performance based bonus plan will be established for certain of our executive officers, once we are able to meet our minimum working capital requirements.   The bonus plan will likely be comprised of a specified profit based bonus pool which will be based upon our achievement of certain annual profit targets.

        Equity-based Compensation.    Equity-based compensation is designed to provide incentives to our executive officers to build shareholder value over the long term by aligning their interests with the interest of shareholders. The Compensation Committee of the Board of Directors believes that equity-based compensation provides an incentive that focuses the executive's attention on managing the company from the perspective of an owner with an equity stake in the business. Among our executive officers, the number of shares of stock awarded or common stock subject to options granted to each individual generally depends upon the level of that officer's responsibility. The largest grants are generally awarded to the most senior officers who, in the view of the Compensation Committee, have the greatest potential impact on the Company’s profitability and growth. Previous grants of stock options or stock grants are reviewed in determining the size of any executive's award in a particular year.

•	Incentive Stock Option Plans

Under our 1997 Stock Option Plan (the “1997 Option Plan”), options to purchase a maximum of 2,650,000 shares of our common stock (subject to adjustments in the event of stock splits, stock dividends, recapitalizations and other capital adjustments) may be granted to our employees, officers and Directors and certain other persons who provide services to us. As of January 22, 2010 there were no options to purchase shares of common stock available for grant pursuant to the Option Plan. In fiscal year 2008 we granted no options pursuant to the 1997 Option Plan.  In fiscal year 2009 we granted no options pursuant to the 1997 Option Plan.

Under our 2002 Stock Option Plan (the “2002 Option Plan”), options to purchase a maximum of 1,500,000 shares of our common stock (subject to adjustments in the event of stock splits, stock dividends, recapitalizations and other capital adjustments) may be granted to our employees, officers and Directors and certain other persons who provide services to us. As of January 22, 2010 there were 606,210 options to purchase shares of common stock available for grant pursuant to the 2002 Option Plan. In fiscal year 2008 we granted 1,015,000 options pursuant to the 2002 Option Plan. In fiscal year 2009 we granted 450,000 options pursuant to the 2002 Option Plan.

Under our Amended 2007 Stock Option and Restricted Stock Plan (the “2007 Option Plan”), options to purchase a maximum of, or restricted stock for a maximum of 1,500,000 shares of our common stock (subject to adjustments in the event of stock splits, stock dividends, recapitalizations and other capital adjustments) may be granted to our employees, officers and Directors and certain other persons who provide services to the Company. As of January 22, 2010 there were 1,065,250 options to purchase shares of common stock or shares of restricted stock available for grant pursuant to the 2007 Option Plan. No shares of restricted stock or stock options were issued in fiscal year 2008 pursuant to the 2007 Option Plan.  546,000 shares of restricted stock were issued in fiscal year 2009 pursuant to the 2007 Option Plan.

•	Employee Stock Purchase Plan

In August 1998, the Board adopted an Employee Stock Purchase Plan (the “Purchase Plan”) whereby employees may purchase our common stock through a payroll deduction plan. The purchase price of the common stock is 85% of the market price. All employees, including officers but not Directors, are eligible to participate in this plan. Executive officers whose stock ownership of our common stock exceeds five percent of the total outstanding common stock are not eligible to participate in this plan.

An amendment to the Purchase Plan, which was approved at the 2006 Annual Meeting of Shareholders, held in 2007, increased the total number of shares reserved for issuance thereunder from 300,000 to 600,000. As of January 22, 2010 there were 267,765 options to purchase shares of common stock available for grant pursuant to the Purchase Plan.  No shares were purchased under this plan in fiscal 2008 while 637 shares were purchased under this plan in fiscal 2008 at a price of $0.69 per share.

Retirement Plans.  We established a discretionary contribution plan effective May 1, 1999 (the “401(k) Plan”) for its employees who have completed one month of employment with the Company. The 401(k) Plan is administered by Fidelity Investments and permits pre-tax contributions by participants pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), up to the maximum allowable contributions as determined by the Code. The Company may match participants’ contributions on a discretionary basis. In fiscal 2009, we contributed $0.25 for each $1.00 contributed by an employee up to a maximum of 6% of an employee’s annual compensation.

Health and Welfare Benefits and Other Perquisites. Our full time executive officers are entitled to participate in all of the Company’s employee benefit plans, including medical, dental, group life, disability, accidental death and dismemberment insurance and the Company’s sponsored 401(k).

Repricing of Equity Based Grants

No options or other equity based grants were re-priced during the fiscal year ended October 31, 2009.

Outstanding Equity Awards at October 31, 2009

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) 1
Brian Hajost	-0-	300,000	2	0.28	2/5/2014

Kevin M. Murphy	75,000	-		2.40	6/27/2010
	170,000	-		0.62	11/24/2011
	75,000	75,000	3	0.16	2/28/2014

1	Based on the closing price of the Company’s Common Stock of $0.26 per share on 10/31/2009.

2	100,000 options vest on 2/5/2010, 2/5/2011 and 2/5/2012.

3	37,500 options vest on each of 11/30/2009 and 2/28/2010.

Please see “Item 11 – Executive Compensation – Narrative Disclosure to Summary Compensation Table” for the material terms of (a) our employment agreements, and (b) of each plan that provides for the payment of retirement benefits.

Compensation of Directors

We do not compensate Directors who also serve as our executive officers for their services on the Board. During fiscal 2009, we did not compensate our non-employed Directors for participation at meetings of the Board and Committees of the Board.  The following table reflects all compensation awarded to, earned by or paid to the Company’s Directors for the fiscal year ended October 31, 2009.

Name	Fees earned or paid in cash ($)	Option awards ($)		All other compensation ($) 1	Total ($)
James Bruno	-0-	14,541	2	2,186	19,504
Al Burkhalter	-0-	14,541	3	173	18,265
Jay M. Kaplowitz	-0-	14,541	4	-0-	13,372
Ashok Kaveeshwar	-0-	14,541	5	-0-	13,925
Ben Krieger	-0-	14,541	6	2,434	19,888

1	Consists solely of travel expenses paid by the Company for travel to Board of Director Meetings.

2	90,000 option awards outstanding on October 31, 2009.

3	100,000 option awards outstanding on October 31, 2009.

4	85,000 option awards outstanding on October 31, 2009.

5	65,000 option awards outstanding on October 31, 2009.

6	75,000 option awards outstanding on October 31, 2009.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of January 22, 2010, with respect to the beneficial ownership of the common stock by each beneficial owner of more than 5% of the outstanding shares thereof, by each Director, each nominee to become a Director and each executive named in the Summary Compensation Table and by all Executive Officers, Directors and nominees to become Directors of our Company.  As of January 22, 2010, we had 16,027,001 shares of common stock outstanding.  Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table.

Title of Class	Name and Address of Beneficial Owner 1	Amount and Nature of Beneficial Ownership	Percentage of Class
Common Stock	Brian H. Hajost 2	356,000	2.2%
Common Stock	VADM E.A. Burkhalter 3	241,376	1.5%
Common Stock	Benjamin Krieger[4]	219,576	1.4%
Common Stock	James Bruno 5	232,376	1.4%
Common Stock	Jay M. Kaplowitz 6	220,506	1.4%
Common Stock	Ashok Kaveeshwar 7	175,000	1.1%
	All Executive Officers and Directors as a Group (6 persons)(2)-(7)	1,444,834	9.0%

1	The address of each of such individuals is c/o SteelCloud, Inc., 13962 Park Center Road, Herndon Virginia 20171.
2
Includes 100,000 shares of our common stock underlying stock options granted pursuant to the 2002 Stock Option Plans which are exercisable in 30 days.  Includes 156,000 of Restricted Stock, issued to Mr. Hajost pursuant to his employment agreement and 50,000 shares of our common stock underlying warrants.  The shares of Restricted Stock vest ratably over a period of one year from the anniversary date of the grant, February 5, 2009.  These restricted shares of stock were issued pursuant to our Amended 2007 Stock Option and Restricted Stock Plan.

3
Includes 100,000 shares of our common stock underlying stock options granted pursuant to the 1997 and 2002 Stock Option Plans, of which all are currently exercisable, 50,000 shares of our common stock underlying warrants and 6,000 shares owned by Mr. Burkhalter’s spouse of which he disclaims beneficial ownership.

4
Includes 75,000 shares of our common stock underlying stock options granted pursuant to the 1997 and 2002 Stock Option Plans, of which all are currently exercisable and 50,000 shares of our common stock underlying warrants.

5
Includes 90,000 shares of our common stock underlying stock options granted pursuant to the 1997 and 2002 Stock Option Plans, of which all are currently exercisable and 50,000 shares of our common stock underlying warrants.

6
Includes 85,000 shares of our common stock underlying stock options granted pursuant to the 1997 and 2002 Stock Option Plans, of which all are currently exercisable and 50,000 shares of our common stock underlying warrants.

7
Includes 65,000 shares of our common stock underlying stock options granted pursuant to the 2002 Stock Option Plan, of which all are currently exercisable and 50,000 shares of our common stock underlying warrants.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights[1]	Weighted-average exercise price of outstanding options, warrants and rights[1]	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))[1]
	(a)	(b)	(c)
Equity compensation plans approved by security holders	857,500	0.86	1,939,225	[2]
Equity compensation plans not approved by security holders	-0-	N/A	-0-
Total	857,500	0.86	1,939,225

1	The information in this table is as of January 22, 2010.
2
Includes 606,210 options pursuant to our 2002 Option Plan, 1,065,250 options pursuant to our 2007 Option Plan, and 267,765 options pursuant to our Purchase Plan. Please see “Item 11 –  Narrative Disclosure to Summary Compensation Table – Equity-Based Compensation” for additional information regarding the foregoing plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We paid approximately $93,000 and $90,000 during fiscal year 2008 and 2009, respectively, to Gersten Savage LLP in connection with legal services.  Jay M. Kaplowitz, a member of the Company’s Board of Directors, and a member of the Compensation Committee, is a partner at Gersten Savage LLP.

The information regarding independence of directors is included under Item 10 above.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for our fiscal years ended October 31, 2009 and October 31, 2008 for professional services rendered by the principal accountants for the audit of our annual financial statements and review of financial statements included in our Quarterly Reports on Form 10-Q for services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were approximately $117,000 and $182,000, respectively.

Audit-Related Fees

The aggregate fees billed for our fiscal years ended October 31, 2009 and October 31, 2008 for assurance and related services by the principal accountants that were reasonably related to the performance of the audit or review of the our financial statements which are not reported under the "Audit Fees" above were approximately $64,000 and $3,000 respectively.

Tax Fees

The aggregate fees billed in each of the fiscal years ended October 31, 2009 and October 31, 2008 for professional services rendered by the principal accountants for tax compliance, tax advice, tax planning were approximately $19,000 and  $110,000, respectively.  The nature of the services comprising these fees was tax return preparation and filing of tax returns.

The Audit Committee is responsible for reviewing the terms of any proposed engagement of the independent auditor for non-audit services and for pre-approving all such engagements.  In providing any pre-approval, the Audit Committee considers whether the services to be approved are consistent with the Securities and Exchange Commission's rules on auditor independence.  All of the services described under the caption "Fees Paid to Independent Auditors" were approved by the Audit Committee.

Fiscal 2009 was the eighth year that Grant Thornton LLP has audited the Company’s financial statements.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a) 1.	Index to Financial Statements

(a) 2.	Index to Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts	37

Schedules, other than those listed above, have been omitted since they are not applicable or the information is included elsewhere herein.

(a) 3.	The exhibits which are filed with this report or which are incorporated by reference are set forth in the exhibit index hereto.

Exhibit Number	Description
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

4.1	Specimen common stock certificate for the Company. (Filed as Exhibit 4.1 to the Company's S-8 dated July 15, 2002 (File No. 333-47631) and hereby incorporated by reference).

4.2	Form of Warrant. (Filed as Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement dated June 25, 2009 (Registration No. 333-158703) and hereby incorporated by reference).

4.3
Form of Placement Agent Warrant.  (Filed as Exhibit 4.3 to Amendment No. 5 to the Company’s Registration Statement dated October 23, 2009 (Registration No. 333-158703) and hereby incorporated by reference).

4.3.1
Amended Form of Placement Agent Warrant.  (Filed as Exhibit 4.3.1 to Amendment No. 6 to the Company’s Registration Statement dated October 29, 2009 (Registration No. 333-158703) and hereby incorporated by reference).

4.3.2
Amendment No. 2 to Form of Placement Agent Warrant (Filed as Exhibit 4.3.2 to Amendment No. 7 to the Company’s Registration Statement dated December 30, 2009 (Registration No. 333-158703) and hereby incorporated by reference).

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

10.21
Form of Restricted Stock Agreement (Filed as Exhibit 10.21 to the Company’s 10-K for the fiscal year ended October 31, 2008, filed with the Commission on January 29, 2009 (File No. 000-24015), and hereby incorporated by reference.).

10.22
Amended 2007 Stock Option and Restricted Stock Plan (Filed as Exhibit 10.21 to the Company’s 10-K for the fiscal year ended October 31, 2008, filed with the Commission on January 29, 2009 (File No. 000-24015), and hereby incorporated by reference).

10.23
SteelCloud MEA Joint Venture Agreement dated October 2008 (Filed as Exhibit 10.21 to the Company’s 10-K for the fiscal year ended October 31, 2008, filed with the Commission on January 29, 2009 (File No. 000-24015), and hereby incorporated by reference).

10.24
Employment Agreement as President and Chief Executive Officer by and between SteelCloud, Inc. and Brian H. Hajost (Filed as Exhibit 10.1 to the Company’s 8-K, filed with the Commission on February 5, 2009, and hereby incorporated by reference).

10.25
Employment Agreement Amendment by and between SteelCloud, Inc. and Kevin Murphy, dated February 28, 2009 (filed as Exhibit 10.1 to the Company’s 8-K, filed with the Commission on March 5, 2009, and hereby incorporated by reference).

10.26
Business Loan and Security Agreement dated as of July 1, 2009 by and between SteelCloud, Inc. and Caledonia Capital Corporation (filed as Exhibit 10.1 to the Company’s 8-K, filed with the Commission on July 8, 2009, and hereby incorporated by reference).

10.27
Secured Promissory Note issued on July 1, 2009 by SteelCloud, Inc. to Caledonia Capital Corporation (filed as Exhibit 10.2 to the Company’s 8-K, filed with the Commission on July 8, 2009, and hereby incorporated by reference).

10.27.1
Addendum (dated December 29, 2009) to Secured Promissory Note issued on July 1, 2009 by SteelCloud, Inc. to Caledonia Capital Corporation (Filed as Exhibit 10.27.1 to Amendment No. 7 to the Company’s Registration Statement dated December 30, 2009 (Registration No. 333-158703) and hereby incorporated by reference).

10.28
Warrant issued on July 1, 2009 by SteelCloud, Inc. to Caledonia Capital Corporation (filed as Exhibit 10.3 to the Company’s 8-K, filed with the Commission on July 8, 2009, and hereby incorporated by reference).

10.29
Asset Purchase Agreement dated July 16, 2009, by and between SteelCloud, Inc. and NCS Technologies, Inc. (filed as Exhibit 10.1 to the Company’s 8-K, filed with the Commission on July 16, 2009, and hereby incorporated by reference).

10.30
Engagement letter dated September 3, 2009, by and between SteelCloud, Inc. and Westminster Securities, a Division of Hudson Securities, Inc. (filed as Exhibit 10.1 to the Company’s 8-K, filed with the Commission on September 10, 2009, and hereby incorporated by reference).

10.30.1
Amendment to engagement letter dated October 28, 2009, by and between SteelCloud, Inc. and Westminster Securities, a Division of Hudson Securities, Inc. (Filed as Exhibit 10.30.1 to Amendment No. 6 to the Company’s Registration Statement dated October 29, 2009 (Registration No. 333-158703) and hereby incorporated by reference)

10.30.2
Amendment to engagement letter dated December 29, 2009, by and between SteelCloud, Inc. and Westminster Securities, a Division of Hudson Securities, Inc. (Filed as Exhibit 10.30.2 to Amendment No. 7 to the Company’s Registration Statement dated December 30, 2009 (Registration No. 333-158703) and hereby incorporated by reference).

10.31
Line of Credit and Security Agreement dated November 3, 2009 by and between SteelCloud, Inc. and Caledonia Capital Corporation (filed as Exhibit 10.1 to the Company’s 8-K, filed with the Commission on November 9, 2009, and hereby incorporated by reference).

10.32
Revolving Line of Credit Promissory Note issued on November 3, 2009 by SteelCloud, Inc. to Caledonia Capital Corporation (filed as Exhibit 10.2 to the Company’s 8-K, filed with the Commission on November 9, 2009, and hereby incorporated by reference).

10.33
Warrant issued on November 4, 2009 by SteelCloud, Inc. to Caledonia Capital Corporation (filed as Exhibit 10.3 to the Company’s 8-K, filed with the Commission on November 9, 2009, and hereby incorporated by reference).

10.34
Warrant issued on November 23, 2009 by SteelCloud, Inc. to Caledonia Capital Corporation (filed as Exhibit 10.1 to the Company’s 8-K, filed with the Commission on November 23, 2009, and hereby incorporated by reference).

10.35
Allonge to Note dated as of December 29, 2009 by and between SteelCloud, Inc. and Caledonia Capital Corporation (filed as Exhibit 10.1 to the Company’s 8-K, filed with the Commission on January 5, 2010, and hereby incorporated by reference).

10.36
Purchase and Sale Agreement by and between SteelCloud, Inc. and Global Technology Partners, Inc., dated January 11, 2010 (filed as Exhibit 10.1 to the Company’s 8-K, filed with the Commission on January 15, 2010, and hereby incorporated by reference).

10.37
Release of Lien by and between SteelCloud, Inc. and Caledonia Capital Corporation, dated January 8, 2010 (filed as Exhibit 10.2 to the Company’s 8-K, filed with the Commission on January 15, 2010, and hereby incorporated by reference).

*10.38	Lease Agreement, dated February 2, 2010, by and between SteelCloud, Inc. and Merritt-AB5, LLC.

*21.1	List of Subsidiaries.

*23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
STEELCLOUD, INC.

		Additions			Deductions
Classification	Balance at Beginning of Year	Charged to Costs and Expenses		Charged to Other Accounts		Balance at End of Year

Allowance for doubtful accounts:
Year ended October 31, 2008	$40,000		$9,500	$-	$13,500	$36,000
Year ended October 31, 2009	$36,000		$(36,000)	$-	$-	$0.00

Warranty reserve:
Year ended October 31, 2008	$182,000		$126,000	$-	$148,000	$160,000
Year ended October 31, 2009	$160,000	$	(157,790)	$-	$-	$1,755

Deferred tax valuation allowance:
Year ended October 31, 2008	$16,613,709		$911,323	$-	$-	$17,525,032
Year ended October 31, 2009	$17,525,032		$1,342,121	$-	$-	$18,867,153

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SteelCloud, Inc.
Date: February 5, 2010	By:

/s/ Brian H. Hajost
Brian H. Hajost
Chief Executive Officer

Pursuant to and in accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Brian H. Hajost
Brian H. Hajost	Chief Executive Officer and President	February 5, 2010

/s/Steven Snyder
Steven Snyder	Principal Financial Officer	February 5, 2010

/s/VADM E.A. Burkhalter
VADM E. A. Burkhalter USN (Ret.)	Director	February 5, 2010

/s/James Bruno
James Bruno	Director	February 5, 2010

/s/Jay Kaplowitz
Jay Kaplowitz	Director	February 5, 2010

/s/Benjamin Krieger
Benjamin Krieger	Director	February 5, 2010

/s/Ashok Kaveeshwar
Ashok Kaveeshwar	Director	February 5, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
SteelCloud, Inc.

We have audited the accompanying consolidated balance sheets of SteelCloud, Inc. (a Virginia Corporation) and subsidiaries (the Company) as of October 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended October 31, 2009.  Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15 (a) 2.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended October 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1, the Company incurred a net loss of $3,736,562 during the year ended October 31, 2009, and, as of that date, the Company had an accumulated deficit of $48,605,126 and a working capital deficit of $576,350.  These factors, among others, as discussed in Note 1 to the consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Grant Thornton LLP
McLean, Virginia
February 5, 2010

 STEELCLOUD, INC.
CONSOLIDATED BALANCE SHEETS

	OCTOBER 31,
	2008	2009
ASSETS
Current assets:
Cash and cash equivalents	$752,351	$60,650
Accounts receivable, net of allowance for doubtful accounts of $36,000 and $0 as of October 31, 2008 and 2009, respectively	1,571,673	147,203
Inventory, net	521,920	10,587
Prepaid expenses and other current assets	130,446	141,259
Deferred contract costs	-	33,830
Total current assets	2,976,390	393,529

Property and equipment, net	626,440	166,754
Equipment on lease, net	442,099	1,456
Other assets	7,020	5,374
Total assets	$4,051,949	$567,113

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$718,316	$577,197
Accrued expenses	561,009	174,493
Notes payable, current portion	7,538	217,919
Unearned revenue	8,882	270
Total current liabilities	1,295,745	969,879
Notes payable, long-term portion	7,903	-
Other	132,055	270,461
Total long-term liabilities	139,958	270,461
Stockholders’ equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized, 0 and 0 shares issued and outstanding at October 31, 2008 and 2009, respectively	-	-
Common stock, $.001 par value; 50,000,000 and 80,000,000 shares authorized 15,138,376 and 15,993,501 shares issued at October 31, 2008 and 2009, respectively	15,138	15,994
Additional paid-in capital	50,902,172	51,348,405
Treasury stock, 400,000 shares at October 31, 2008 and 2009, respectively	(3,432,500)	(3,432,500)
Accumulated deficit	(44,868,564)	(48,605,126)
Total stockholders’ equity (deficit)	2,616,246	(673,227)
Total liabilities and stockholders’ equity	$4,051,949	$567,113

See accompanying footnotes.

 STEELCLOUD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended October 31,
	2008	2009
Revenues
Products	$1,905,228	$319,970
Services	2,680,526	1,199,929
Total revenues	4,585,754	1,519,899

Cost of revenues
Products	1,583,484	176,758
Services	2,159,753	892,053
Total cost of revenues	3,743,237	1,068,811

Gross profit	842,517	451,088

Selling and marketing	928,156	486,942
Research and product development	234,371	233,312
General and administrative	3,528,248	2,533,836
Severance and restructuring	-	73,205

Operating loss from continuing operations	(3,848,258)	(2,876,207)

Other income (expense), net	8,542	(64,657)

Income (loss) from continuing operations before income taxes	(3,839,716)	(2,940,864)

Income tax benefit	397,868	-

Income (loss) from continuing operations	(3,441,848)	(2,940,864)

Discontinued Operations:
Gain (loss) on sale of discontinued operations, net of tax	-	69,945
Income (loss) from discontinued operations, net of tax	682,286	(865,643)

Total income (loss) from discontinued operations	682,286	(795,698)

Net loss	$(2,759,562)	$(3,736,562)

Basic and diluted income (loss) per share:
Continuing Operations	$(0.26)	$(0.19)
Discontinued Operations	0.07	(0.05)
Basic and diluted net income (loss) per share	$(0.19)	$(0.24)
Basic and diluted weighted average shares outstanding	14,493,215	15,615,817

See accompanying footnotes.

STEELCLOUD, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance at October 31, 2007	–	–	14,716,934	14,717	$50,234,099	$(3,432,500)	$(42,109,002)	$4,707,314

Issuance of common stock in connection with employee stock purchase plan exercises	–	–	5,152	5	4,408	–	–	4,413

Issuance of common stock in connection with employee stock option plan exercises	–	–	196,290	196	121,503	–	–	121,699

Stock compensation expense	–	–	–	–	368,032	–	–	368,032

Issuance of common stock in connection with exercise of warrants	–	–	220,000	220	118,580	–	–	118,800

Issuance of warrants for services	–	–	–	–	55,550	–	–	55,550

Net (loss)	–	–	–	–	–	–	(2,759,562)	(2,759,562)

Balance at October 31, 2008	–	–	15,138,376	15,138	$50,902,172	$(3,432,500)	$(44,868,564)	$2,616,246

Issuance of common stock in connection with restricted stock plan	–	–	395,750	396	(396)	–	–	–

Issuance of common stock in connection with BOD Sale			350,000	350	87,150			87,500

Issuance of warrants in conjunction with Caledonia Note			–	–	85,575			85,575

Stock compensation expense	–	–	–	–	226,725	–	–	226,725

Issuance of warrants for services	–	–	–	–	12,288	–	–	12,288

Issuance of common stock for services	–	–	109,375	110	34,891	–	–	35,001

Net (loss)	–	–	–	–	–	–	(3,736,562)	(3,736,562)

Balance at October 31, 2009	–	–	15,993,501	15.994	$51,348,405	$(3,432,500)	$(48,605,126)	$(673,227)

See accompanying footnotes.

STEELCLOUD, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED OCTOBER 31,
	2008	2009
Cash Flows from Operating activities
Net loss	$(3,441,848)	$(4,219,520)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	368,032	226,725
Depreciation and amortization of property and equipment	482,294	524,697
Loss on sale of equipment	-	294,555
Amortization of discount on note payable	-	53,494
Warrant based expense	55,550	97,863
Changes in operating assets and liabilities:
Accounts receivable, net	1,053,699	1,424,470
Inventory	656,475	511,333
Prepaid expenses and other assets	162,511	(9,167)
Deferred contract costs	83,753	(33,830)
Accounts payable	(1,071,013)	(106,119)
Discount on note payable	-	(32,081)
Accrued expenses	(613,001)	(301,603)
Unearned revenue	(96,469)	(8,612)
Net cash provided by (used in) operating activities	(2,360,017)	(1,577,795)

Cash Flows from Investing activities
Proceeds from sale of equipment	-	90,882
Proceeds from sale of discontinued operations	-	150,000
Proceeds from sale of leased assets	-	332,958
Purchase of property and equipment	(424,641)	(9,805)
Net cash provided by (used in) investing activities	(424,641)	564,035

Cash Flows from Financing activities
Proceeds from note payable	-	250,000
Proceeds from issuance of common stock	-	87,500
Proceeds from exercise of common stock options	244,912	-
Payments on notes payable	(12,843)	(15,441)
Net cash provided by (used in) financing activities	232,069	322,059

Net increase (decrease) in cash and cash equivalents	(1,870,303)	(691,701)
Cash and cash equivalents at beginning of year	2,622,654	752,351
Cash and cash equivalents at end of year	$752,351	$60,650

Supplemental disclosure of cash flows information
Interest paid	$18,370	$79,159
Income taxes paid	-	-
Supplemental disclosure of non-cash investing and financing activities
Discount on note payable	-	$85,575
Common stock issued for services	-	$35,000

See accompanying footnotes.

1.    Organization

Founded in 1987, SteelCloud, Inc. (referred to herein as the “Company,” or “SteelCloud”) is a developer of mobility appliance software solutions primarily for the Research In Motion® (“RIM”) BlackBerry market.  SteelCloud designs and integrates its software into specialized server appliances targeted at Department of Defense (“DoD”), public sector, commercial, and remote hosting customers.   Until July 2009, SteelCloud offered computer integration solutions for the federal marketplace and Independent Software Vendors.  In July 2009, SteelCloud entered into an Asset Purchase Agreement with NCS Technologies, Inc., a Virginia corporation (“NCS”), pursuant to which SteelCloud agreed to sell to NCS, and NCS agreed to purchase, all of SteelCloud’s right, title and interest in and to the assets relating to our computer integration business.   Further, in July 2009 SteelCloud’s management and Board of Directors determined to shift the focus of our operations, resources and investments to our BlackBerry-related technologies and products.

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

The accompanying financial statements include the accounts of SteelCloud and its subsidiaries, International Data Products Corporation (“IDP”), Puerto Rico Industrial Manufacturing Operations Acquisition Corporation (“PRIMO”), and STMS Corporation (“STMS”).  All intercompany accounts and activity have been eliminated in the consolidation process.

Going Concern

SteelCloud has had recurring annual operating losses since its fiscal year ended October 31, 2004.  SteelCloud expects that such losses may continue at least through its fiscal year ending October 31, 2010.  The report of SteelCloud’s independent registered public accounting firm on SteelCloud’s consolidated financial statements for the fiscal year ended October 31, 2009 contains an explanatory paragraph regarding SteelCloud’s ability to continue as a going concern based upon its history of net losses, net working capital deficit and uncertainty regarding its ability to satisfy its obligations as they come due in the near term.

is dependent upon available cash and operating cash flow to meet its capital needs.  SteelCloud is considering all strategic options to improve its liquidity and provide it with working capital to fund its continuing business operations, including equity offerings, asset sales or debt; however, there can be no assurance that SteelCloud will be successful in negotiating financing on terms agreeable to it or at all.  If adequate funds are not available or are not available on acceptable terms, SteelCloud will likely not be able to take advantage of unanticipated opportunities, develop or enhance services or products, respond to competitive pressures, or continue as a going concern.  There are no assurances that SteelCloud will be successful in raising working capital as needed.  Further, there are no assurances that SteelCloud will have sufficient funds to execute its business plan, pay its operating expenses and obligations as they become due or generate positive operating results or continue as a going concern.

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

SteelCloud has classified the integration business as discontinued operations for the twelve month period ending October 31, 2009 as well as all comparative periods presented.  Certain amounts have been reclassified in order to conform to current period presentation.

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

Revenue Recognition

The Company recognizes revenue when all four basic criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable: and (4) collectability is reasonably assured.

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

For product sales where title transfers upon shipment and risk of loss transfers to the customer, the Company generally recognizes revenue at the time of shipment.  For product sales where title and risk of loss transfers upon destination, the Company generally recognizes revenue when products reach their destination.  Revenue from hardware leased to customers under operating lease arrangements is recognized over the contract term.  When product and installation services that are not essential to the functionality of the product are sold as part of a bundled agreement, the fair value of the installation services, based on the price charged for the services when sold separately, is deferred and recognized when the services are performed.  The products sold are generally covered by a warranty for periods ranging from one to three years.  The Company previously accrued an estimated warranty reserve in the period of sale to provide for estimated costs to provide warranty services; as part of the agreement with Dell to produce the Company’s appliance hardware, SteelCloud currently purchases an on-site three year warranty from Dell with each unit.  This warranty is transferred to the appliance end user and warranty service is provided directly to the customer by Dell.

When the Company acts as a reseller, the Company monitors the terms of each new transaction to assess whether ASC 605-45, “Reporting Revenue Gross as a Principal versus Net as an Agent” applies to its financial reporting for such transaction.  In accordance with this standard, the Company recognizes revenue associated with the resale of service contracts on a gross basis.

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

Significant Customers

During fiscal year 2009, contracts with two federal government customers, represented approximately $775,000 of SteelCloud’s net revenues or 51% of total net revenues, respectively, for the fiscal year 2009.  Given the nature of the products offered by us as well as the delivery schedules established by SteelCloud’s partners, revenue and accounts receivable concentration by any single customer will fluctuate from year to year.  Future revenues and results of operations could be adversely affected should these customers reduce their purchases, eliminate product lines or choose not to continue to buy products and services from us.

Equity-Based Compensation

Share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the employee’s requisite service period.  The fair value of the Company’s stock options and employee stock purchase plan (“ESPP”) awards are estimated using a Black-Scholes option valuation model.  This model requires the input of highly subjective assumptions and elections, including expected stock price volatility and the estimated life of each award.  The fair value of equity-based awards is amortized over the vesting period of the award and the Company has elected to use the straight-line method for amortizing its stock option and ESPP awards.  Compensation costs for all awards granted after the date of adoption and the unvested portion of previously granted awards outstanding are measured at their estimated fair value.

Other Equity-Based Compensation

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees and non-employee directors at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable.  The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services.  Stock-based compensation recognized under SFAS No. 123 and EITF 96-18 for services from non-employees was $55,550 and $47,288 during the fiscal years ended October 31, 2008 and 2009, respectively.

Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of certain assets and liabilities.  A valuation allowance is established, as necessary, to reduce deferred income tax assets to an amount expected to be realized in future periods.  The Company determines its valuation allowance by weighing all positive and negative evidence including past operating results and forecasts of future taxable income.  In assessing the amount of the valuation allowance as of October 31, 2008 and 2009, the Company considered, in particular, its forecasted operations for the upcoming fiscal year, current backlog of orders, including those recently received, and other significant opportunities currently in its sales and marketing pipeline with a high probability of generating revenues.  Based upon this review, the Company will continue to fully reserve for all deferred tax assets as of October 31, 2009.

SteelCloud accounts for uncertainty in income taxes using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken.  Tax positions that meet the more-likely-than-not recognition threshold should be measured as the largest amount of the tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon effective settlement in the financial statements.   The Company’s accounting policy is to recognize interest and penalties related to income tax matters in general and administrative expense.

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

The Company periodically evaluates its inventory obsolescence reserve to ensure inventory is recorded at its net realizable value.  The Company’s policy is to assess the valuation of all inventories, including manufacturing raw materials, work-in-process, finished goods and spare parts in each reporting period.  Inherent in managements estimates of excess and obsolete inventory are management’s forecasts related to the Company’s future manufacturing schedules, customer demand, technological and/or market obsolescence and possible alternative uses.  If future customer demand or market conditions are less favorable than the Company’s projections, additional inventory write-downs may be required, and would be reflected in cost of sales in the period the revision is made.  For the fiscal year ending 2008 and 2009 the Company incurred charges to expense of $186,000 and $72,000, respectively, associated with excess and obsolete inventory cost adjustments.

Warranty

 As part of the agreement with Dell to produce the Company’s appliance hardware, SteelCloud purchases an on-site three year warranty from Dell with each unit.  This warranty is transferred to the appliance end user and warranty service is provided directly to the customer by Dell.

Warranty and service support for BlackBerry software is provided directly to the user by RIM as part of the software license agreement.  End users contact RIM directly for support.

SteelCloud periodically monitors the performance and cost of warranty activities for other technology that SteelCloud develops.

Research and Product Development Expenses

The Company expenses research and product development costs as incurred.  These costs consist primarily of labor charges associated with development of the Company’s commercial and federal integrator products.  These research and development expenses amounted to approximately $234,000 and $233,000 during fiscal 2008 and 2009, respectively.  The Company invests in intellectual property in the form of proprietary products such as SteelWorks®.

Cash and Cash Equivalents

The Company maintains demand deposit accounts with principally one financial institution.  At times deposits may exceed federally insured limits, but management does not consider this a significant concentration of credit risk based on the strength of the financial institution.  The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

Accounts Receivable

Accounts receivable are recorded at the invoice amount at the time of sale.  The Company continually monitors the collectability of its trade receivables based on a combination of factors. The Company maintains reserves for possible credit losses based upon these evaluations.  As of October 31, 2009 and 2008, the allowance for doubtful accounts was $0 and $36,000, respectively.

Financial Instruments and Concentration of Credit Risk

The carrying value of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, notes payable and its line of credit approximates fair value.  Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The cash is held by high credit quality financial institutions.  For accounts receivable, the Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral.  The Company maintains reserves for possible credit losses.  As of October 31, 2008 and 2009, the Company had allowance for doubtful account balances of approximately $36,000 and $0, respectively.

Advertising Expenses

The Company expenses advertising costs as incurred.  Advertising costs consisted of expenditures for tradeshows, website maintenance, radio advertisements, and other charges associated with the dissemination of important Company news and product features to the public.  Advertising expense amounted to approximately $298,000 and $122,000 during fiscal 2008 and 2009, respectively.

Earnings Per Share

The Company presents basic and fully diluted earnings per share.  Basic earnings per share is based on the weighted average shares outstanding during the period.  Diluted earnings per share increases the shares used in the basic share calculation by the dilutive effect on net income from continuing operations of stock options and warrants.  The dilutive weighted average number of common shares outstanding excluded potential common shares from stock options of approximately 352,000 and 584,000 for the fiscal years ending October 31, 2008 and 2009, respectively.  These shares were excluded from the earnings per share calculation due to their antidilutive effect resulting from the loss from operations.

Recent Pronouncements

In September 2009, Financial Accounting Standards Board (“FASB”) issued ASC 605-25, Revenue Recognition - Multiple-Deliverable Revenue Arrangements, formerly Emerging Issues Task Force (EITF) 00-21. This guidance addresses how to separate deliverables and how to measure and allocate consideration to one or more units of accounting. Specifically, the guidance requires that consideration be allocated among multiple deliverables based on relative selling prices. The guidance establishes a selling price hierarchy of (1) vendor-specific objective evidence, (2) third-party evidence and (3) estimated selling price. This guidance is effective for annual periods beginning after December 15, 2009 but may be early adopted as of the beginning of an annual period. The Company is currently evaluating the effect that this guidance will have on its financial position and results of operations.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162, now referred to as ASC 105-10, Generally Accepted Accounting Principles. The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 30, 2009.  The adoption of this statement did not have a material effect on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 165, later codified in ASC 855-10, Subsequent Events. ASC 855-10 establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009.  The adoption of ASC 855-10 did not have a material effect on the Company’s financial statements.

In April 2009, the FASB issued FASB Staff Position No. 107-1 and APB Opinion No. 28-1 (FSP 107-1 and APB 28-1), later codified in ASC 825-10-65-1, Interim Disclosures about Fair Value of Financial Instruments. FSP 107-1 and APB 28-1 require fair value disclosures in both interim, as well as annual, financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. FSP 107-1 and APB 28-1 became effective for the Company in the quarter ended July 31, 2009, and their adoption did not have a material impact on the Company's financial statements.

In  June 2008, the EITF ratified EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, now referred to as ASC 815-40-15. ASC 815-40-15 provides guidance in assessing whether derivative instruments meet the criteria in paragraph 11(a) of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, now referred to as ASC 815, for being considered indexed to an entity’s own common stock. ASC 815-40-15 is effective for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets, now referred to as FASB ASC 350-30-65-1. It amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Intangible Assets, now referred to as ASC 350. ASC 350-30-65-1 is effective for fiscal years beginning after December 15, 2008 and may not be adopted early. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133, now referred to as ASC 815. ASC 815 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  ASC 815 is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No.141R, Business Combinations, now referred to as ASC 805. ASC 805 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate and financial effects of the business combination.  The guidance will become effective for the fiscal year beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements, unless the Company enters into a material business combination transaction. The Company is in the process of evaluating the effect, if any, the adoption of ASC 805 will have on its financial statements, if the Company undertakes an acquisition.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51, now referred to as ASC 810. ASC 810 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The Company is in the process of evaluating the effect, if any, the adoption of ASC 810 will have on its financial statements.

4.    Inventories

Inventories consisted of the following:

	Years ended October 31,
	2008	2009
Raw materials	$344,898	$6,259
Work in process	-	-
Finished goods	177,022	4,328
	$521,920	$10,587

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

Any tenant allowances have been recorded as deferred rent and will be recognized as a reduction in rent expense over the applicable lease term.

Property and equipment consisted of the following:

	Years ended October 31,
	2008	2009
Computer and office equipment	$296,215	$154,325
Furniture and fixtures	38,530	28,503
Leasehold improvements	941,617	279,972
Other	112,668	1,959
	1,389,030	464,759
Less accumulated depreciation and amortization	(762,590)	(298,005)
	$626,440	$166,754

During the fourth quarter of the fiscal year ended October 31, 2009, the Company recorded an impairment charge against discontinued operations on its leasehold improvements of approximately $276,000.  This charge should have been recorded in the third quarter of fiscal 2009 due to the triggering event of the sale of the computer network business which would have required an impairment analysis on the remaining assets related to that business.  There was no impact to any other prior periods.  The Company evaluated the error on both a quantitative and qualitative basis under the guidance of "SEC Staff Accounting Bulletin: No. 99 - Materiality".  The Company determined that the impact of this error did not affect the trend of net losses, cash flows, or liquidity and therefore was not material to either the third quarter or fourth quarter financial statements.  Accordingly the Company has not restated the interim financial statements for the third quarter of fiscal year 2009.

The Company owned equipment that was at customer sites under multiple operating lease agreements.  The cumulative cost of the equipment was $987,741 at October 31, 2008.  This equipment lease was sold in April of 2009 for approximately $61,000, resulting in a loss on sale of approximately $281,000, which was recorded under discontinued operations.  The Company depreciates its leased property and equipment assets over the lesser of the related lease term or the useful life of the leased asset.  The related cumulative accumulated depreciation on the equipment was $545,642 in October 31, 2008.  This lease was sold in April of 2009, and accordingly there is no accumulated depreciation on the equipment ending October 31, 2009.

6.    Notes Payable

On July 1, 2009, the Company entered into a Business Loan and Security Agreement (the “Agreement”) with Caledonia Capital Corporation, a Delaware corporation (the “Lender”) pursuant to which the Lender agreed to lend to SteelCloud $250,000 in the form of a Secured Promissory Note (the “Note”) which was issued on July 1, 2009 (the “Issuance Date”).  The Note bears interest at a rate of 15% per annum, and is payable in quarterly installments commencing three months after the Issuance Date, or October 1, 2009.  The principal amount of the Note was due and payable in full on December 29, 2009 (The “Maturity Date”.  There are no penalties for early prepayment of the Note.

On December 29, 2009, the Company entered into an Allonge to Note (the "Allonge") with the Lender. The Allonge amends the terms of the Agreement by, among other things, (a) increasing the annual interest rate of the Note to 20%, (b) providing that accrued interest under the Note shall be payable in monthly installments commencing on February 1, 2010, and continuing on the first business day of each successive month, (c) paying an extension fee of $25,000 and (d) extending the Maturity Date of the Note to March 31, 2010.

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

Pursuant to the Agreement and the Note, the Company’s obligations thereunder are secured by a first priority lien in and to all of the Company’s intellectual property rights, title and interest in and to the SteelWorks® Mobile integrated server appliance software.

As an inducement to the Lender to make the loan to the Company, the Company issued to the Lender a warrant to purchase up to 625,000 shares of the Company’s common stock, par value $0.001 per share.  The Warrant is exercisable for four years at an exercise price of $0.15 per share.  The Company determined the fair value of these warrants utilizing the Black-Sholes Model.  The fair value of these warrants at issuance date was approximately $130,000.

The loan amount of $250,000 was allocated between the note payable and warrants based upon their relative fair values. The difference between the face amount of the note of $250,000 and the note payable amount of $164,425 recorded at date of execution represents the debt discount of $85,575 which will be amortized over the life of the note.  To determine the fair value of the warrants, management used the Black-Scholes Model which includes assumptions on the period end stock price, historical stock volatility, risk free interest rate and term of warrants.

The fair value of the loan at October 31, 2009 approximates its carrying value due to its short-term maturity.

Notes payable consisted of the following:

	Years ended October 31,
	2008	2009
Secured Promissory Note	$-	$217,919
Asset loans, bearing interest at annual interest rates from 0.0% to 4.9% due in aggregate monthly payments of $676, $348 and $359, that expired in July 2009, July 2008 and July 2008, respectively, secured by certain assets of the Company	15,441	-
Less current portion	7,538	217,919
Notes payable, long-term	$7,903	$-

7.    Commitments

Operating Leases

The Company’s current corporate office is located in Herndon, Virginia and consists of approximately 24,000 square feet of office, manufacturing and warehouse space held under one lease.  In February 2009, the Company entered into a lease amendment with the landlord of this facility whereby the lease, which was originally scheduled to expire on August 31, 2014, was amended to provide for (i) the extension of the lease term for a period of one (1) year and four (4) months ending on December 31, 2015, and (ii) certain other modifications, including a reduction in SteelCloud’s rent cash payments by approximately $60,000 and $34,000 for the fiscal years 2009 and 2010, respectively.  SteelCloud’s monthly straight-line rent expense will be approximately $21,000 a month for the remainder of the lease.

In May 2009, the Company entered into a Stipulation/Consent Order with CRP (the “Stipulation”), pursuant to an Affidavit and Statement of Account (the “Affidavit”), stating, as declared by a general manager of Jones Lang LaSalle, a property management company and agent for CRP Holdings A-1, LLC (“CRP”), the landlord of 14040 Park Center Road, Suite 210, Herndon, Virginia 20171 (the “Premises”), the Company’s previous corporate office, that CRP, as landlord, was seeking a judgment against the Company for: (i) possession of the Premises, and (ii) monetary damages for nonpayment of rent due under a sublease.  In the Stipulation the Company acknowledged that the balance due for rent and additional rent for the Premises was $168,637.96, together with attorney’s fees and court expenses of $7,041.00 through May 22, 2009 (the “Judgment Amount”).  Pursuant to the Stipulation, the Company paid $30,000 (the “Forbearance Payment”) on May 22, 2009 toward the Judgment Amount.  In May 2009, the Company vacated the premises.  CRP agreed to stay enforcement of the Judgment Amount until the earlier of (a) SteelCloud’s receipt of capital in the amount of at least $500,000, or (b) May 31, 2010.  The matter was returned to the court’s files pending SteelCloud’s compliance with the terms of the Stipulation.

The Company recognizes rent holiday periods, scheduled rent increases and tenant improvement allowances on a straight-line basis over the lease term beginning with the commencement date of the lease.  Rent expense under these leases, which is recorded on a straight-line basis over the life of each lease, was approximately $526,000 and $440,000 for the years ended October 31, 2008, and 2009, respectively.

Additionally, the Company leases office equipment under non-cancelable operating leases which expired in September of 2009.  Total rental expense was $19,000 and $18,000 for the years ended October 31, 2008, and 2009, respectively.

Future minimum lease expenditures under all non-cancelable operating leases at October 31, 2009 are as follows:

2010	256,728
2011	256,728
2012	256,728
2013	256,728
2014	256,728
2015 and beyond	299,514
Total	$1,583,154

8.    Employment Agreements

The Company has employment agreements for two key executives.  Mr. Hajost, the Company’s Chief Executive Officer has an executive retention agreement which obligates the Company to escalating severance payments of up to one year’s salary in the event Mr. Hajost is terminated without cause, or terminates his employment with good cause.  Mr. Murphy, the Company’s former Chief Financial Officer, had an amended employment agreement with a term of 3 years, expiring October 2010 and automatically renewed for additional one-year terms unless terminated by either the Company or the employee.  Effective November 30, 2009, Mr. Murphy resigned his positions as Chief Financial Officer and Executive Vice President of the Company and this employment agreement was terminated

The aggregate annual minimum commitment under the agreement on October 31, 2009 attributed to Mr. Hajost was $100,000.  Due to Mr. Murphy’s resignation, the Company has no annual minimum commitment under his prior agreement.

9.    Stockholders’ Equity

Stock

On June 15, 2009, the Company sold an aggregate of 350,000 shares of its common stock, to its seven directors, for aggregate cash proceeds of $87,500.  The shares of common stock were sold at $0.25 per share, or $.01 higher than the closing price of the common stock on the date of sale.

On October 23, 2009, the Company issued 109,375 shares of its common stock to a law firm, of which one of the Company’s directors is a member, in conversion of legal fees due.  These legal fees were converted at $0.32 per share, the closing price of our stock on October 23, 2009.

Warrants

On September 14, 2007, the Company issued 100,000 warrants in exchange for investor relations services valued at approximately $56,000.  The warrants were issued at an exercise price of $1.28 and expire on September 14, 2012.  The fair value of the warrants was estimated in four equal tranches over a four-month vesting period using the Black- Scholes Option pricing fair value model which resulted in a fair value of $0.62.  On August 24, 2009, the investor relations firm terminated its right to these 100,000 warrants, and in exchange SteelCloud issued to them 115,000 warrants at an exercise price of $0.20 and vesting immediately.  The fair value of the warrants was estimated using the Black-Scholes Option pricing fair value model which resulted in a fair value of $0.074.

The Company recognized $56,000 of sales and marketing expense associated with the issuance of warrants in exchange for services during the fiscal year ended October 31, 2008.

As discussed in Note 6, as an inducement to Caledonia Capital Corporation (the “Lender”) to make a loan to the Company, the Company issued to the Lender a warrant to purchase up to 625,000 shares of the Company’s common stock, par value $0.001 per share.  The loan amount of $250,000 was allocated between the note payable and warrants based upon their respective fair values.  The difference between the face amount of the note of $250,000 and the note payable amount of $164,425 recorded at the date of execution represents the debt discount of $85,575 which will be amortized over the life of the note.  The Warrant is exercisable for four years at an exercise price of $0.15 per share.  The Company determined the fair value of these warrants utilizing the Black-Sholes method.  The fair value of these warrants at issuance date was approximately $130,000.

As discussed above, the Company sold shares of our common stock to our seven directors.  Each share of common stock was accompanied by one warrant to purchase one additional share of common stock.  These warrants are exercisable for five years from the date of issuance at an exercise price of $0.25 per share.   The seven directors entered into lock-up agreements with us, restricting their ability to exercise these warrants until such time as we received shareholder approval for the issuance of these warrants.  We received shareholder approval for the issuance of these warrants on October 23, 2009.

10.  Stock Based Compensation

Share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the employee’s requisite service period.  Stock-based compensation expense for the year ended October 31, 2008 and 2009 increased the Company’s basic and diluted loss per share by approximately $0.03 and $0.03, respectfully.  The estimated fair value of the Company’s stock-based awards is amortized on a straight-line basis over the awards’ vesting period.

A summary of the total stock-based compensation expense for the fiscal years ended October 31, 2008 and 2009 is as follows:

	Years ended October 31,
Stock based expense allocation	2008	2009
Cost of revenue	$24,000	$-
General and administrative	294,000	199,000
Selling and marketing	29,000	6,000
Research and development	21,000	22,000
Severance and restructuring	-	-
Total stock compensation	$368,000	$227,000

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

Stock options are generally granted with an exercise price equal to the fair market value of its common stock at the date of grant.  The options vest ratably over a stated period of time not to exceed four years.  The contractual terms of the options are five or ten years.

A summary of the Company’s stock option activity as of October 31, 2008 and 2009 is presented below:

Fiscal Year ended October 31, 2008
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)
Outstanding at October 31, 2007	1,786,000	$1.13	3.17
Exercisable at October 31, 2007	686,625	$1.60	2.33
Options granted	1,015,000	$1.26
Options exercised	196,290	$0.62
Options canceled or expired	622,210	$1.13
Outstanding at October 31, 2008	1,982,500	$1.24	3.42
Exercisable at October 31, 2008	879,584	$1.36	2.51

Fiscal Year ended October 31, 2009
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)
Outstanding at October 31, 2008	1,982,500	$1.24	3.42
Exercisable at October 31, 2008	879,584	$1.36	2.51
Options granted	450,000	$0.24
Options exercised	-	$-
Options canceled or expired	1,180,000	$1.29
Outstanding at October 31, 2009	1,252,500	$0.83	3.04
Exercisable at October 31, 2009	862,500	$1.08	2.49

The total options outstanding do not include 600,000 non-qualified options granted to the former IDP stockholders that are not included in the Option Plan as these options expired in April 2008.

The aggregate intrinsic value of options exercised during the fiscal year ended October 31, 2008 was approximately $93,000.  There were no options exercised during the fiscal year ended October 31, 2009.  The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.  The intrinsic value for options outstanding or options exercisable for year ended October 31, 2009 was $15,000 and $7,500 respectively.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing fair value model.  This model is calculated based on exercise price, an expected annual dividend yield of 0% and several subjective assumptions, including the expected term and expected stock price volatility over the expected term.  The weighted-average grant-date fair value of options granted during the fiscal years ended October 31, 2008 and 2009 was $0.51 and $0.12, respectively.

The fair value of the Company’s Stock Option awards granted during the fiscal years ended October 31, 2008 and 2009 were estimated based upon the following assumptions:

	Years ended October 31,
	2008	2009
Expected term (years)[1]	3.3 to 3.7	3.0 to 3.2
Expected stock price volatility[2]	57.6% to 60.1%	75.2% to 80.4%
Weighted average volatility[2]	58.80%	76.91%
Risk-free interest rate[3]	2.03% to 2.92%	1.40% to 1.46%
______________________________
1 - Expected term.  For awards granted prior to January 1, 2008, expected term for the stock option awards was calculated based upon the simplified method set out in the SEC Staff Accounting Bulletin No. 107 (“ SAB 107”).  For awards granted after January 1, 2008 the Company continued to use the simplified method set out in SAB 107 for grants with two-year and three-year graded vesting for which it lacked sufficient historical share option exercise data in accordance with SEC Staff Accounting Bulletin No. 110.  Expected term for grants of one year cliff vesting stock option awards was calculated based upon historical share option exercises for which the Company did have sufficient historical data.
2 - Expected stock price volatility.  Expected stock price volatility for Stock Option awards is calculated using the weighted average of the Company’s historical volatility over the expected term of the award.
3 - Risk-free interest rate.  The risk-free interest rate is calculated based on the U.S Treasury yield curve on the grant date and the expected term of the award.

The Company modified the stock option agreement of one employee in fiscal year 2009.  Using the Black-Scholes fair-value pricing model, the fair value of the stock option agreement prior to modification was approximately $133,000 and the fair value subsequent to modification was approximately $164,000. As a result of the modification the Company recorded $44,000 of stock-based compensation expense which was recorded as general and administrative expense.

A summary of the Company’s outstanding stock options at October 31, 2009 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life	Number Outstanding	Weighted Average Exercise Price

$0.55-$1.75	1,137,500	$0.68	3.28	747,500	$0.88
$1.76-$4.50	115,000	$2.40	0.65	115,000	$2.40
$0.55-$4.50	1,252,500	$0.83	3.04	862,500	$1.08

A summary of the status of the Company’s nonvested shares as of October 31, 2008 and 2009, and changes during the fiscal year ended October 31, 2008, is presented below:

Fiscal Year Ended October 31, 2008
	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at October 31, 2007	1,099,375	$0.46
Options granted	1,015,000	$0.51
Options vested	(606,459)	$0.51
Options forfeited	(405,000)	$0.36
Nonvested at October 31, 2008	1,102,916	$0.52

Fiscal Year Ended October 31, 2009
	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at October 31, 2007	1,102,916	$0.52
Options granted	450,000	$0.12
Options vested	(492,500)	$0.39
Options forfeited	(670,416)	$0.56
Nonvested at October 31, 2008	390,000	$0.15

The Company recognized approximately $364,000 and $86,000 of stock-based compensation expense associated with stock option awards in the fiscal years ended October 31, 2008 and 2009, respectively.  As of October 31, 2009, unrecognized compensation expense related to nonvested stock options was $15,000 which is expected to be recognized through January 2012 over a weighted average period of 1.03 years.  The total fair value of shares vested during the years ended October 31, 2008 and 2009 was approximately $309,000 and $194,000 respectively.

Employee Stock Purchase Plan – No Participation

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

The fair value of each ESPP award is estimated on the date of the grant using the Black-Scholes option-pricing fair value model.  This model is calculated based on exercise price, an expected annual dividend yield of 0%, the expected term and a subjective assumption, expected stock price volatility over the expected term.  The Company did not grant any ESPP awards in the fiscal year ended October 31, 2009.  The fair value of the Company’s ESPP awards granted during the fiscal year ended October 31, 2008was estimated based upon the following assumptions:

Fiscal Year Ended October 31, 2008
Expected term (years)[1]	0.50
Expected stock price volatility[2]	64.6%
Risk-free interest rate[3]	1.53%
______________________________
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

The Company did not recognize any stock-based compensation expense associated with ESPP awards in the fiscal year ended October 31, 2009.  As of October 31, 2009, there was not any unrecognized compensation cost related to ESPP awards.

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

A summary of the Company’s restricted stock award activity as of October 31, 2008 and 2009, and changes during the year then ended are as follows:

Fiscal Year Ended October 31, 2008
	Shares	Weighted- Average Price/Share	Intrinsic Value
Nonvested at October 31, 2007	180,000	$1.22
Granted	-	$-
Vested and issued	-	$-
Cancelled	(113,334)	$1.24
Nonvested at October 31, 2008	66,666	$1.20	$39,332

Fiscal Year Ended October 31, 2009
	Shares	Weighted- Average Price/Share	Intrinsic Value
Nonvested at October 31, 2007	66,666	$1.20
Granted	546,000	$0.34
Vested and issued	395,750	$0.34
Cancelled	(147,916)	$0.78
Nonvested at October 31, 2008	69,000	$0.23	$17,940

The Company recognized $142,000 of stock-based compensation expense associated with restricted stock awards in the fiscal year ended October 31, 2009.  The Company did not recognize any stock-based compensation expense associated with restricted stock awards in the fiscal year ended October 31, 2008.  As of October 31, 2009, unrecognized compensation expense related to nonvested restricted stock awards was $21,000 which is expected to be recognized through February 2010 over a weighted average period of 0.18 years.

11.  Income Taxes

The provision for income taxes from continuing operations consists of the following:

	Years ended October 31,
	2008	2009

Current:
Federal	$(367,253)	$-
State	(30,615)	-
Deferred:
Federal	-	-
State	-	-
Total Benefit for income taxes	$(397,868)	$-

The provision for income taxes for discontinued operations consists of the following:

	Years ended October 31,
	2008	2009

Current:
Federal	$367,253	$-
State	30,615	-
Deferred:
Federal	-	-
State	-	-
Total Provision for income taxes	$397,868	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Components of the Company’s net deferred tax asset balance are as follows:

	Years Ended October 31,
	2008	2009
Deferred tax assets:
Current portion:
Accrued expenses	$61,390	$19,217
Asset reserves	72,156	-
Other	31,674	4,086
Total current portion	165,220	23,303
Long term portion:
Net operating loss carryforwards	16,318,196	17,685,269
Deferred rent	58,768	93,196
Stock compensation	83,890	133,524
Investment reserve	55,252	55,228
Depreciation	153,128	226,747
Intangibles	757,560	683,362
Total long term portion	17,426,794	18,877,326
Deferred tax credit:
Valuation allowance	(17,525,032)	(18,867,153)
Total deferred tax asset	$66,982	$33,476
Deferred tax liabilities:
Current portion:
Change in accounting method	(33,491)	(33,476)
Long term portion:
Change in accounting method	(33,491)	-
Total deferred tax liability	$(66,982)	$(33,476)
Net deferred tax asset	$-	$-

As of October 31, 2009, the Company had approximately $48.1 million in pretax net operating loss carryforwards reported on its tax returns, which expire between 2011 and 2028.  Of this amount, approximately 132,000 is unrecognized in the financial statement related to stock-based compensation that has not yet provided a benefit due to the Company’s net operating loss position.  The use of the net operating loss carryforwards may be subject to limitation under the rules regarding a change of ownership as determined by the Internal Revenue Service. The effects of potential ownership changes, if any, have not been analyzed by the Company.

As of October 31, 2009, the Company has recorded a valuation allowance of approximately $18.9 million against the total deferred tax asset of $18.9 million.  The portion of the valuation allowance for which subsequently recognized benefits will increase stockholders’ equity was $0.3 million.  In assessing the amount of the valuation allowance as of October 31, 2009, SteelCloud considered, in particular, SteelCloud’s forecasted operations for the next fiscal year, taking into account SteelCloud’s year to date results of operations, current backlog of orders, including those recently received, and other significant opportunities currently in SteelCloud’s sales and marketing pipeline with a high probability of generating revenues.  Based upon this review, management determined that it is not more likely than not its net deferred tax assets will be realized and has provided a valuation allowance against all deferred tax assets as of October 31, 2009.

The reconciliation of income tax from the federal statutory rate of 34% is:

	Years ended October 31,
	2008	2009

Tax at statutory rates:	$(1,305,504)	$(999,858)
Non-deductible (income) expenses, net	8,866	3,245
Stock based compensation	73,784	4,525
Valuation allowance	911,323	1,049,116
State income tax, net of federal benefit	(108,831)	(82,892)
Change in state tax rates	(73,201)	7,426
True-up of net-operating loss	87,985	(1,113)
Other	7,710	19,551
	$(397,868)	$-

The Company conducts business in the U.S. and is subject to U.S. taxes.  As a result of its business activities, the Company files tax returns that are subject to examination by the respective federal and state tax authorities.  For income tax returns filed by the Company, the Company is no longer subject to U.S. federal, or state tax examination by tax authorities for years before the tax year ended October 31, 2006, although significant net operating loss carryforward tax attributes that were generated prior to the tax year ended October 31, 2006 may still be adjusted upon examination by tax authorities if they either have been or will be utilized.

As of November 1, 2008, the Company had a total unrecognized tax benefit of $61 thousand, of which $12 thousand related to tax positions taken in prior years that did not meet the more-likely-than-not recognition threshold, and $41 thousand related to stock compensation deductions.

The change in the Company’s unrecognized tax benefits are shown in the table below:

	Years ended October 31,
	2008	2009
Balance at November 1	$615,674	$61,145
Additions related to current year tax positions	50,971	-
Additions related to current year windfall tax benefits not recognized	48,697	-
Reduction for tax positions related to the current year		-
Additions for tax positions of prior years	54	-
Reductions for tax positions of prior years		-
The amounts of decreases in the unrecognized tax benefits relating to settlements with taxing authorities	(654,251)	-
Expiration of the statute of limitations for the assessment of taxes		-
Balance at October 31, 2009	$61,145	$61,145

The Company has a valuation allowance against the full amount of its net deferred tax assets and therefore, the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is zero.  The Company does not expect its unrecognized tax benefit liability to change significantly over the next 12 months.  The Company’s accounting policy is to recognize interest and penalties related to income tax matters in general and administrative expense.  The Company has $0 accrued for interest and penalties as of October 31, 2008 and 2009.

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

	Years ended October 31,
	2008	2009
Numerator:
Net income (loss) from continuing operations	$(3,838,716)	$(2,940,864)
Net income (loss) from discontinued operations	$1,080,154	$(795,698)
Net income (loss)	$(2,759,562)	$(3,736,562)
Denominator:
Denominator for basic earnings per share- weighted-average shares	14,493,215	15,032,286
Effect of dilutive securities:
Employee stock options	271,575	20,182
Warrants	56,186	365,644
Restricted stock	24,160	197,705
Dilutive potential common shares	351,920	583,531
Denominator for diluted earnings per share - adjusted weighted-average shares and assumed conversions	14,493,215	15,615,817

(Loss) per share from continuing operations, basic and diluted	$(0.26)	$(0.19)
Income (loss) per share from discontinued operations, basic and diluted	$0.07	$(0.05)
(Loss) per share, basic and diluted	$(0.19)	$(0.24)

13.  Retirement Plans

401(k) Plans

The Company maintains a 401(k) (the “Plan”) for all current employees.  Under the Plan, employees are eligible to participate the first calendar day of the month following their first day of service and attaining the age of 18.  Employees could defer up to $16,500 of compensation in calendar year 2009.  Employee contributions are subject to Internal Revenue Service limitations.  All employees who contributed to the Plan are eligible to share in discretionary Company matching contributions.  The Company match is equal to 25% of employee contributions up to 6% of an employee’s annual compensation.  Company contributions vest over 5 years.  In fiscal 2008 and 2009, the Company contributed approximately $72,000 and $23,000 to the participants of the 401(k), respectively.

14.  Segment Reporting

The Company is organized on the basis of products and services.  The Company’s chief operating decision maker is the Company’s Chief Executive Officer.  While the Chief Executive Officer is apprised of a variety of financial metrics and information, the Chief Executive Officer makes decisions regarding how to allocate resources and assess performance based on a single operating segment.

15.  Related Party Transactions.

An individual who is a director is also a founding member of Gersten Savage LLP, who provides legal services to the Company.  During the fiscal years ended October 31, 2008 and 2009, the Company paid Gersten Savage LLP approximately $93,000 and $169,000, respectively, in legal fees.  In addition, on October 23, 2009, we issued 109,375 shares of our common stock to Gersten Savage LLP in conversion of legal fees due them.  These legal fees were converted at $0.32 per share, the closing price of our stock on October 23, 2009.

16.  Commitments and Contingencies

The Company has accrued approximately $50,000 pertaining to non-income taxes and related interest and penalties that would have resulted from the failure to file the associated returns.  The Company intends to file the necessary returns to resolve the contingency.

17.  Subsequent Events

Subsequent events are current as of February 5, 2010.

Operations lease

On February 2, 2010, SteelCloud entered into a Lease Agreement (the “February Lease”) with Merritt-AB5, LLC (the “Landlord”), pursuant to which SteelCloud will rent approximately 3,461 square feet in the property located at 20110 Ashbrook Place, Suite 130, Ashburn, Virginia 20147 (the “Premises”) for its operations facility.  The term of the February Lease is for one year beginning on the later to occur of (i) February 15, 2010, (ii) the date the Landlord completes certain work on the premises, or (iii) the date when we occupy the Premises (the “Term”).   The Term may be extended for two additional successive one year periods.  The monthly rate is $6,489.38, or $77,872.50 for the first year, inclusive of operating expenses.  If we determine to extend the term, the monthly rent for the second year will be $6,684.06 or $80,208.68 per year, and the monthly rent for the third year will be $6,884.58 or $82,614.94 per year.

Sale of Portion of Consulting Business

On January 11, 2010, SteelCloud entered into a Purchase and Sale Agreement (the “Agreement”) with Global Technology Partners, Inc., a Maryland Corporation (the “Purchaser”).

Pursuant to the Agreement, on January 15, 2010, SteelCloud sold to the Purchaser a portion of its consulting business, consisting of certain consulting contracts and related agreements, and assign all of its rights to employment and independent contractor contracts for certain of its contractors and employees engaged in the consulting business (the “Assets”).  As consideration for the sale of the Assets, the Purchaser agreed to pay a base price of one hundred forty thousand dollars ($140,000) (the “Base Price”) of which (a) seventy thousand dollars ($70,000) was paid upon the execution of the Agreement, and (b) seventy thousand dollars ($70,000) was paid on January 15, 2010; however, this payment may be forfeited to Purchaser if a novation is not approved by the government and certain payments due to Purchaser from the Assets are not made to Purchaser.  In addition to the Base Price, the Agreement provides for contingent payments in the amount of (a) one hundred thousand dollars ($100,000) in the event certain payments are made pursuant to certain of the Assets, and (b) twenty percent (20%) of the gross margin from all revenue generated from the Assets for the period beginning from January 11, 2010 and ending on January 11, 2011.

Pursuant to the Agreement, the parties agreed to cooperate in obtaining novations of all governmental contracts included in the Assets.  SteelCloud agreed to guarantee payment of all liabilities and the performance of all obligations that Purchaser assumed under any governmental contracts included in the Assets.

The Agreement contains standard representations and warranties for a transaction of this type. The terms of the transaction were the result of arm’s length negotiations between SteelCloud and the Purchaser.  Prior to the completion of the transaction, neither SteelCloud nor any of its affiliates or officers, directors or their associates had any material relationship with the Purchaser, other than in respect of the Agreement and the transactions contemplated therein and related thereto.

In connection with the Agreement, SteelCloud obtained a Release of Lien (the “Release”) from Caledonia Capital Corporation (“Caledonia”), pursuant to which Caledonia released and waived its interest in the Assets, including any receivables due thereunder, which SteelCloud pledged and assigned as collateral security under the Line of Credit and Security Agreement dated November 3, 2009, by and between SteelCloud and Caledonia (the “Line of Credit”).

NASDAQ Stock Market Delisting

On January 5, 2010, the Company received notice from The NASDAQ Stock Market ("NASDAQ") indicating that the NASDAQ Hearings Panel determined to delist the Company’s securities from NASDAQ and trading in the Company’s securities would be suspended effective as of the open of trading on Thursday, January 7, 2010. As previously reported by the Company, on October 8, 2009, the NASDAQ Hearings Panel gave SteelCloud until January 4, 2010 to comply with NASDAQ Listing Rule 5550(b) (formerly known as Market Place Rule 4310(c)(3)), which required that the Company maintain a minimum of (a) $2,500,000 in stockholder's equity, (b) $35,000,000 market value of listed Securities, or (c) $500,000 of net income from continuing operations. the Company was unable to gain compliance with NASDAQ Listing Rule 5550(b) by the January 4, 2010 deadline. The Company does not intend to take any further action to appeal NASDAQ's decision. Accordingly, trading of the Company’s common stock was suspended at the opening of business on January 7, 2010, and NASDAQ will file a Form 25-NSE with the SEC as soon as all applicable appeal periods have lapsed.

Allonge to Business Loan

On December 29, 2009, the Company entered into an Allonge to Note (the "Allonge") with Caledonia Capital Corporation, a Delaware Corporation (the "Lender"). The Allonge amends the terms of the Business Loan and Security Agreement dated July 1, 2009 (the "Agreement"), pursuant to which the Lender agreed to lend to the Company $250,000 in the form of a Secured Promissory Note (the "Note") issued on July 1, 2009. The Note originally provided for a maturity date of December 29, 2009 (the "Maturity Date") and an annual interest rate of 15%. The Allonge amends the Note by, among other things, (a) increasing the annual interest rate of the Note to 20%, (b) providing that accrued interest under the Note shall be payable in monthly installments commencing on February 1, 2010, and continuing on the first business day of each successive month, (c) paying an extension fee of $25,000 and (d) extending the Maturity Date of the Note to March 31, 2010. There are no penalties for early prepayment of the Note.

Line of Credit

On November 3, 2009, the Company entered into a Line of Credit and Security Agreement (the "Agreement") with Caledonia Capital Corporation, a Delaware corporation (the "Lender") pursuant to which the Lender agreed to extend to the Company a revolving line of credit in the amount of $150,000, in the form of a Revolving Line of Credit Promissory Note (the "Note"). The Note bears interest at a rate of 15% per annum, and is payable in monthly installments commencing 30 days after SteelCloud issued the Note (November 3, 2009). The principal amount of the Note, together with interest accrued and unpaid thereon and all other sums due, shall be due and payable in full upon the earlier to occur of (a) March 31, 2010, or (b) the date the Company shall have raised a total of not less than $1,000,000 in capital invested in the equity of the Company which is accompanied by the Company issuing shares of stock which were not trading in the public markets prior to the date of the Note ("New Equity Capital"). There are no penalties for early prepayment of the Note.  The Note is a revolving line of credit note. Principal advances may be made, from time to time, by the Lender up to the principal amount of the Note, and principal payments may be made, from time to time by the Company to reduce the principal balance owing pursuant to the Note.

Pursuant to the Agreement and the Note, the Company's obligations thereunder are secured by a lien in and to all of the Company’s rights, title and interest in and to its furniture, fixtures, equipment, supplies, receivables, intangibles, and inventory, together with all present and future substitutions, replacements and accessories thereto and all present and future proceeds and products thereof, in any form whatsoever (the "Collateral").

Pursuant to the Agreement, in the event that (a) the Company shall fail to pay when due any principal, interest or other sum owing on any of the obligations described in the Agreement when due; or (b) the Company shall fail to perform any other covenant or agreement in the Agreement, in the Warrant or in any of the other loan documents and such default continues uncorrected for a period of thirty (30) days after written notice of such default from Lender to the Company; or (c) if any warranty or representation of the Company made to the Lender shall be untrue or misleading in any material respect; or (d) if a trustee or receiver is appointed for the Company or for all or a substantial part of the Company's assets; or if the Company makes a general assignment for the benefit of creditors; or if the Company files for bankruptcy; or if an involuntary bankruptcy petition is filed against the Company and such petition is not dismissed within forty-five (45) days after the filing of the same; or (e) If any property of the Company pledged or hypothecated to Lender, or any deposit account held by Lender, is levied upon or attached or further encumbered, or garnished or the Collateral shall otherwise be impaired and same is not removed within thirty (30) days after written notice thereof from Lender to the Company, as determined by Lender; or (f) if there occurs any material adverse change in the financial condition of the Company or value of the Collateral, as determined by Lender; or (g) if a final judgment is entered against the Company, and the same is not discharged, appealed (provided such appeal stays such judgment) or satisfied within thirty (30) calendar days; or (h) if the Company is liquidated or dissolved; or (i) a default shall occur under that certain Note in the original principal amount of $250,000 from the Company to Lender dated July 1, 2009, then the Lender may, without any further notice or demand, (1) declare any or all of the obligations not already due to be immediately due and payable; (2) enforce, by any proceedings or otherwise, any of the obligations; (3) take exclusive possession of any or all of the Collateral, (4) enforce any liens or security interests securing the obligations; (5) demand, compromise, collect, sue for and receive any money or property at any time due, (6) endorse the Company name on any promissory notes or other instruments, checks, drafts, money orders or other items of payment constituting Collateral, or collections or other proceeds of Collateral, that may come into Lender's possession or control from time to time; and/or (7) terminate, or cease extending credit under, any or all outstanding commitments or credit accommodations of Lender to the Company.

As an inducement to the Lender to make a loan under the Agreement, the Company shall issue to the Lender a warrant (the "Warrant") to purchase 2.5 shares of the Company's common stock, par value $0.001 per share ("Common Stock") for every dollar the Company borrows pursuant to the Agreement. The Warrant is exercisable for four years at an exercise price of $0.25 per share. The exercise price may be adjusted in the event of any stock dividend, stock split, stock combination, reclassification or similar transaction. Additionally, the Company's Board of Directors (the "Board") has the discretion to reduce the then-current exercise price to any amount at any time during the term of the Warrant for any period of time the Board deems appropriate. The Company has agreed to prepare and file a registration statement for the purposes of registering the resale of the shares of Common Stock underlying the Warrant, commencing on or about December 31, 2009.