Form 10-K/A
period 2009-10-31
STEELCLOUD INC
filed 2010-02-12
CIK 1058027

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Securities registered under Section 12(b) of the Exchange Act : None.

Securities registered under Section 12(g) of the Exchange Act :
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

The number of shares outstanding of the registrant's Common Stock on January 22, 2010 was 16,027,001.

EXPLANATORY NOTE

This amendment on Form 10-K/A (“Amendment No. 1”) amends SteelCloud, Inc.’s (the “Company”) Annual Report on Form 10-K for the  fiscal  year ended  October 31,  2009,  which was filed with the Securities and Exchange Commission (the "Commission") on February 5, 2010 (the "2009 Form 10-K"),  and is being filed to correct certain clerical errors on the cover page, in Item 5, and in Item 10 under the heading "Committees of the Board."

The Company is also filing as exhibits to this Amendment No.1 the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.  Because no financial statements are contained within this Amendment No. 1, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

This Amendment No. 1 is not intended to update any other information presented in the 2009 Form 10-K, except with respect to the cover page, Item 5 and Item 10 under the heading "Committees of the Board."  Accordingly, this Amendment No. 1 should be read in conjunction with the 2009 Form 10-K and the Company’s other filings made with the Commission subsequent to the 2009 Form 10-K.

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

The following table sets forth the high and low selling prices as reported on the NASDAQ Capital Market for our first fiscal quarter of 2010 through January 7, 2010 and for each fiscal quarter during the fiscal years ended October 31, 2009, 2008 and 2007.  These quotations reflect inter-dealer prices without retail mark-up, markdown, or commission and may not represent actual transactions. On January 7, 2010 our common stock was delisted from The NASDAQ Stock Market, Inc.’s Capital Market.  Our common stock is currently quoted on the Over-the-Counter Bulletin Board.

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

Holders

We have 16,027,001 shares of our common stock outstanding as of January 22, 2010 held by approximately 154  stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies

Dividend Policy

We have not paid cash dividends on our common stock and do not intend to do so in the foreseeable future.

Repurchase of Securities

We did not repurchase any of our common stock during the fiscal year ended October 31, 2009.

Securities Authorized For Issuance Under Equity Compensation Plans

Please see “Item 11 – Executive Compensation – Narrative Disclosure to Summary Compensation Table ..”

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

NASDAQ

On March 23, 2009, we received notice, under NASDAQ Marketplace Rule 4310(c)(3), that our common stock was subject to potential delisting from the NASDAQ Stock Market, Inc.'s Capital Market because we did not meet the criteria of NASDAQ Listing Rule 5550(b) (the “Rule”) and did not have a minimum of $2,500,000 in stockholders’ equity, $35,000,000 market value of listed securities, or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years.  We provided NASDAQ with a specific plan of how we intended to achieve and sustain compliance with all the NASDAQ Capital Market listing requirements, including a time frame for completion of such plan.  On April 28, 2009 we received notice from NASDAQ indicating that our request for an extension of time to regain compliance with the Rule had been granted.  Pursuant to the terms of the extension, we were required to: (a) on or before July 6, 2009, complete an equity transaction or a merger and/or acquisition, and (b) make appropriate disclosures to the SEC and NASDAQ on a Form 8-K.    We were not able to complete an equity transaction or a merger and/or acquisition by July 6, 2009, and on July 8, 2009, we received written notification from NASDAQ stating that we did not meet the terms of the extension, and that, as a result, our common stock would be subject to delisting and trading in our common stock would be suspended at the opening of business on July 17, 2009.   On July 15, 2009, we requested a hearing to appeal the determination before a NASDAQ Hearings Panel (the “Panel”) and to present our plan for regaining compliance with the Rule (the “Appeal”).  On August 4, 2009, we received notice that NASDAQ received our Appeal, and that the delisting action has been stayed, pending a final written decision by the Panel after an oral hearing (the “Hearing”), where we were required to demonstrate our ability to regain and sustain compliance with the Rule.  The Hearing was held at 11:00 A.M. EST, on September 3, 2009.   On October 7, 2009, we received notice that the Panel granted our request for continued listing, subject to our evidencing, on or before January 4, 2010, compliance with the Rule and all other requirements for continued listing.  We were unable to regain compliance with the Rule on or before January 4, 2010, and on January 5, 2010, we received notice from NASDAQ indicating that the Panel determined to delist our securities and trading in our securities would be suspended effective as of the open of trading on Thursday, January 7, 2010.  We do not intend to take any further action to appeal NASDAQ's decision. Accordingly, trading of our common stock was suspended at the opening of business on January 7, 2010, and NASDAQ will file a Form 25-NSE with the SEC as soon as all applicable appeal periods have lapsed. Shares of our common stock are now traded on the Over-the-Counter Bulletin Board.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Committees of the Board

During the fiscal year ended October 31, 2009, the Board of Directors held a total of ten (10) meetings (including by teleconference). All incumbent directors attended at least 75% of the aggregate of all meetings of the Board of Directors and any committees of the Board on which they served, during the fiscal year ended October 31, 2009.

The Audit Committee appoints and provides for the compensation of our independent auditors; oversees and evaluates the work and performance of the independent auditors; reviews the scope of the audit; considers comments made by the independent auditors with respect to accounting procedures and internal controls and the consideration given thereto by our management; approves all professional services to be provided to us by our independent auditors; reviews internal accounting procedures and controls with our financial and accounting staff; oversees a procedure that provides for the receipt, retention and treatment of complaints received by us and of confidential and anonymous submissions by employees regarding questionable accounting or auditing matters; and performs related duties as set forth in applicable securities laws, and the Audit Committee charter (the “Audit Committee”).  The Audit Committee functions pursuant to the Audit Committee charter adopted by the Board in fiscal 2001.  A copy of the Audit Committee Charter can be found on our web site at www.steelcloud.com. The Audit Committee met four (4) times (including by teleconference) during the fiscal year ended October 31, 2009.  The Audit Committee is currently composed of James Bruno, VADM Burkhalter and Benjamin Krieger.  The Board has determined that all current members of the Audit Committee are independent directors under the rules of the  NASDAQ Stock Market and each of them is able to read and understand fundamental financial statements.  The Board has determined that James Bruno is the Company’s Audit Committee “financial expert” as defined in Item 407(d) of Regulation S-K.

 The Compensation Committee has such powers as may be assigned to it by the Board of Directors from time to time and is currently charged with, among other things, determining compensation packages for our Chief Executive Officer, President and Chief Financial Officer, establishing salaries, bonuses and other compensation for our executive officers and with administering the Company’s Amended 2007 Stock Option and Restricted Stock Plan, the 2002 Incentive Stock Option Plan, as amended and the 1997 Incentive Stock Option Plan, as amended (collectively, "Stock Option Plans"), the 1998 Employee Stock Purchase Plan, as amended (the "1998 Purchase Plan") and recommending to the Board of Directors changes to such plans (the “Compensation Committee”).  Generally, on its own initiative the Compensation Committee reviews the performance and compensation of our Chief Executive Officer and Chief Financial Officer and, following discussions with those individuals, establishes their compensation levels where it deems appropriate. For the remaining officers, the Chief Executive Officer makes recommendations to the Compensation Committee that generally, with such adjustments and modifications that are deemed necessary or appropriate by the Compensation Committee, are approved. With respect to equity-based compensation awarded to others, the Compensation Committee grants stock-based compensation, generally based upon the recommendation of the Chief Executive Officer.  The Compensation Committee met one (1) time (including by teleconference) during fiscal 2009.  The Compensation Committee is currently composed of VADM Burkhalter, Jay M. Kaplowitz and Benjamin Krieger.  The Board has determined that all current members of the Compensation Committee are independent directors under the rules of the  NASDAQ Stock Market. The Compensation Committee does not have a charter.

The Board of Directors has an Executive Committee (the "Executive Committee"), the members of which are VADM Burkhalter and Ashok Kaveeshwar. The Executive Committee has such powers as may be assigned to it by the Board of Directors from time to time and is currently charged with, among other things, recommending to the Board of Directors the criteria for candidates to the Board of Directors, the size of the Board of Directors, the number of committees of the Board of Directors and their sizes and functions, and the nomination and selection of Board of Directors' candidates and committee members and rotation of committee members.  In addition, the Executive Committee is responsible for establishing and implementing an annual evaluation process for the Chief Executive Officer and the Board of Directors and periodically assessing the overall composition of the Board of Directors to ensure an effective membership mix and, when appropriate, recommending to the Board of Directors a Chief Executive Officer succession plan and succession process.  The Executive Committee met six (6) times during fiscal 2009.  The Executive Committee does not have a charter.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a) 3.	The exhibits which are filed with this report or which are incorporated by reference are set forth in the exhibit index hereto.

Exhibit Number	Description
*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SteelCloud, Inc.
Date: February 12, 2010	By:

/s/ Brian H. Hajost
Brian H. Hajost
Chief Executive Officer

 Pursuant to and in accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Brian H. Hajost
Brian H. Hajost	Chief Executive Officer and President	February 12, 2010

/s/Steven Snyder
Steven Snyder	Principal Financial Officer	February 12, 2010

/s/VADM E.A. Burkhalter
VADM E. A. Burkhalter USN (Ret.)	Director	February 12, 2010

/s/James Bruno
James Bruno	Director	February 12, 2010

/s/Jay Kaplowitz
Jay Kaplowitz	Director	February 12, 2010

/s/Benjamin Krieger
Benjamin Krieger	Director	February 12, 2010

/s/Ashok Kaveeshwar
Ashok Kaveeshwar	Director	February 12, 2010