Form 10-K/A
period 2009-10-31
STEELCLOUD INC
filed 2010-03-16
CIK 1058027

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 2

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2009

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number 0-24015
SteelCloud, Inc.
  (Exact name of registrant as specified in its charter)

Commonwealth of Virginia	54-1890464
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20110 Ashbrook Place, Suite 130, Ashburn, Virginia	20147
(Address of principal executive offices)	(Zip Code)

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

EXPLANATORY NOTE

This second amendment on Form 10-K/A (“Amendment No. 2”) amends SteelCloud, Inc.’s (the “Company”) Annual Report on Form 10-K for the  fiscal  year ended  October 31,  2009,  which was filed with the Securities and Exchange Commission (the "Commission") on February 5, 2010 (the "2009 Form 10-K"), and amended on February 12, 2010 (“Amendment No. 1”).  This Amendment No. 2 is being filed to revise Item 9A(T) – Controls and Procedures, for certain comments received by the Company from the Commission.

The Company is also filing as exhibits to this Amendment No. 2 the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).  Because no financial statements are contained within this Amendment No. 2, the Company is not including certifications pursuant to Section 906 of Sarbanes-Oxley.

This Amendment No. 2 is not intended to update any other information presented in the 2009 Form 10-K and Amendment No.1, except with respect to the address of the Company set forth on the cover page, Item 9A(T) – Controls and Procedures, and Item 15 - Exhibits.  Accordingly, this Amendment No. 2 should be read in conjunction with the 2009 Form 10-K, Amendment No. 1 and the Company’s other filings made with the Commission subsequent to the 2009 Form 10-K.

ITEM 9A(T).   CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

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

The Certifying Officers have evaluated the effectiveness of our disclosure controls and procedures, as of October 31, 2009, the period covered by this Annual Report on Form 10-K. Based upon this evaluation, our Certifying Officers concluded that our Disclosure Controls were not effective as of the end of October 31, 2009. In making this evaluation, the Certifying Officers considered, among other matters, the material weakness in our internal control over financial reporting described below.

(B) INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Management’s Remediation Initiatives

Although we have been unable to meet the COSO standards because of our limited financial resources, we are committed to improving our internal control over financial reporting and disclosure controls and procedures.   We plan to remediate this material weakness through, to the extent possible, the implementation of procedures to assure adequate review and evaluation of transactions.  Further, concurrent with having sufficient capital resources (which we estimate to be an equity or debt investment of approximately $1,000,000) we will seek to hire additional qualified staff or obtain qualified external support, which we believe will permit us to have significantly improved review and monitoring controls over financial reporting as well as adequate segregation of duties and effective risk assessment.  We are currently exploring various alternatives for maximizing our resource utilization as well as aligning our current business model with the COSO standards.

(C)  CHANGES IN INTERNAL CONTROLS

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

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Second Amended Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SteelCloud, Inc.
Date: March 16, 2010

	By:	/s/ Brian H. Hajost
Brian H. Hajost
Chief Executive Officer

 Pursuant to and in accordance with the requirements of the Securities Exchange Act of 1934, this Second Amended Annual Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Brian H. Hajost
Brian H. Hajost	Chief Executive Officer and President	March 16, 2010

/s/Steven Snyder
Steven Snyder	Principal Financial Officer, Principal Accounting Officer and Controller	March 16, 2010

/s/VADM E.A. Burkhalter
VADM E. A. Burkhalter USN (Ret.)	Director	March 16, 2010

/s/James Bruno
James Bruno	Director	March 16, 2010

/s/Jay Kaplowitz
Jay Kaplowitz	Director	March 16, 2010

/s/Benjamin Krieger
Benjamin Krieger	Director	March 16, 2010

/s/Ashok Kaveeshwar
Ashok Kaveeshwar	Director	March 16, 2010