Form 10-Q
period 2010-01-31
STEELCLOUD INC
filed 2010-03-19
CIK 1058027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ________

Commission File No. 0-24015

STEELCLOUD, INC.
(Exact name of registrant as specified in its charter)

VIRGINIA	54-1890464
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20110 Ashbrook Place, Suite 130, 20147
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
Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)
Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes ☐ No ☑

As of March 11, 2010 there were 16,040,001 shares of the registrant’s common stock outstanding.

SteelCloud, Inc.
Form 10-Q Index
for the Quarterly period ended January 31, 2010

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Index to Financial Statements

Condensed Consolidated Balance Sheet	F–1

Unaudited Condensed Consolidated Statements of Operations	F–2

Unaudited Condensed Consolidated Statements of Cash Flows	F–3

Notes to Unaudited Condensed Consolidated Financial Statements	F–4

STEELCLOUD, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

	October 31,	January 31,
	2009	2010
		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$60,650	$44,288
Accounts receivable, net	147,203	207,922
Inventory, net	10,587	13,217
Prepaid expenses and other current assets	141,259	157,820
Deferred contract costs	33,830	-
Total current assets	393,529	423,247

Property and equipment, net	166,754	24,176
Equipment on lease, net	1,456	1,094
Other assets	5,374	2,245

Total assets	$567,113	$450,762

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$577,197	$602,391
Accrued expenses	174,763	189,811
Notes payable, current	217,919	378,593
Total current liabilities	969,879	1,170,795

Long-term liabilities
Deferred rent, long-term	269,332	262,586
Other long-term	1,129	1,129
Total long-term liabilities	270,461	263,715

Stockholders’ equity
Preferred stock, $.001 par value: 2,000,000 shares authorized, no shares issued and outstanding at October 31, 2009 and January 31, 2010	–	–
Common stock, $.001 par value: 80,000,000 shares authorized, 15,993,501 and 16,040,001 shares issued at October 31, 2009 and January 31, 2010, respectively	15,994	16,040
Additional paid in capital	51,348,405	51,414,359
Treasury stock, 400,000 shares at October 31, 2009 and January 31, 2010	(3,432,500)	(3,432,500)
Accumulated deficit	(48,605,126)	(48,981,647)
Total stockholders’ equity	(673,227)	(983,748)

Total liabilities and stockholders’ equity	$567,113	$450,762

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

F–1

STEELCLOUD, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended January 31,
	2009	2010

Revenues	555,579	365,278

Cost of revenues	457,723	208,091

Gross profit	97,856	157,187

Selling and marketing	101,671	102,692
Research and product development	43,317	53,647
General and administrative	604,076	639,479
Severance and restructuring	73,205	-

Loss from operations	(724,413)	(638,631)

Interest expense	(1,239)	(71,460)
Other income, net	1,239	333,571

Loss before income taxes	(724,413)	(376,520)

Provision for income taxes	–	–

Loss from continuing operations	(724,413)	(376,520)

Loss from discontinued operations, net of tax	(279,332)	-

Net loss	(1,003,745)	(376,520)

Basic and diluted income (loss) per share:
Continuing operations	$(0.05)	$(0.02)
Discontinued operations	(0.02)	-
Basic and diluted income (loss) per share	$(0.07)	$(0.02)

Weighted–average shares outstanding, basic and diluted	14,739,200	15,611,897

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

F–2

STEELCLOUD, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended January 31,
	2009	2010
Operating activities
Net loss	$(1,003,745)	$(376,520)

Adjustments to reconcile net (loss) to net cash (used in) provided by operating activities:

Depreciation and amortization	101,214	145,431
Gain on sale of professional services assets	-	(140,000)
Stock-based compensation	7,649	21,000
Amortization of deferred rent	-	(6,746)
Warrant based expense	-	55,677
Changes in operating assets and liabilities:
Accounts receivable	1,176,317	(60,719)
Inventory	81,585	(2,630)
Prepaid expenses and other assets	6,820	(13,432)
Deferred contract costs	(25,000)	33,830
Accounts payable	(307,033)	25,195
Unearned revenue	415,304	-
Accrued expenses and other liabilities	(16,176)	15,043
Net cash provided (used) by operating activities	436,935	(303,871)

Investing activities
Proceeds from sale of professional services assets	-	140,000
Purchase of property and equipment	-	(2,491)
Net cash provided (used) in investing activities	-	137,509

Financing activities
Proceeds from notes payable	-	150,000
Payments on notes payable	(1,851)	-
Net cash provided (used) in financing activities	(1,851)	150,000

Net increase (decrease) in cash and cash equivalents	435,084	(16,362)

Cash and cash equivalents at beginning of period	752,351	60,650
Cash and cash equivalents at end of period	$1,187,435	$44,288

Supplemental cash flow information
Interest paid	$1,239	$15,785
Income taxes paid	$–	$–
Supplemental disclosure of non-cash investing and financing activities
Discount on note payable	$-	$45,001

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

The accompanying financial statements include the accounts of SteelCloud and its subsidiaries, IDP, PRIMO, and STMS.  All intercompany accounts and activity have been eliminated in the consolidation process.

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

The Company’s Term Loan of $250,000 and Line of Credit of $150,000 (as discussed in Note 6) mature on March 31, 2010 and the Company is currently in negotiations with the Lender to extend the due date of these debt instruments.  While the Lender has indicated a willingness to extend the due date of these debt instruments, no final agreement for such extension is in place.  If the Company is not able to renegotiate these debts and other sources of funds to satisfy these debts do not materialize in a timely manner, the Company will be in default on these debts.

F–4

STEELCLOUD, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SteelCloud is dependent upon available cash and operating cash flow to meet its capital needs.  SteelCloud is considering all strategic options to improve its liquidity and obtain working capital to fund its continuing business operations, including equity offerings, asset sales or debt financings; however, there can be no assurance that SteelCloud will be successful in negotiating financing on terms agreeable to it or at all.  If adequate funds are not available or are not available on acceptable terms, SteelCloud will likely not be able to take advantage of unanticipated opportunities, develop or enhance services or products, respond to competitive pressures, or continue as a going concern.

2.	Management Change

On November 23, 2009, Steven Snyder was named Senior Vice President of Finance, Principal Financial Officer and Secretary.

On November 30, 2009, Kevin Murphy, the Company’s Chief Financial Officer, resigned from all of his positions with the Company.

3.	New Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended January 31, 2010, as compared to the recent accounting pronouncements described in the 2009 Annual Report that have been implemented, are of significance, or are of potential significance, to the Company.

4.	Significant Customers

For the three month period ended January 31, 2010, 70% of the Company’s revenues and 66% of the accounts receivable balance were attributed to two customers.

5.	Equity

Stock-based Compensation

The Company recognized approximately $21,000 and $7,600 of stock-based compensation expense during the three month periods ended January 31, 2010 and 2009, respectively. Stock-based compensation expense for the three-month period ended January 31, 2010 and 2009 increased the Company’s basic and diluted loss per share by $0.00 and $0.00, respectively. The estimated fair value of the Company’s stock-based awards is amortized on a straight-line basis over the awards’ original service period.

Additional Paid-in Capital

Additional paid in capital has increased approximately $66,000 during the three month period ended January 31, 2010 due to warrants issued in connection with the Line of Credit as discussed in Note 6 of approximately $45,000 and stock-based compensation expense of approximately $21,000.

6.	Debt

Term Loan

On July 1, 2009, the Company entered into a Business Loan and Security Agreement (the “Agreement”) with Caledonia Capital Corporation, a Delaware corporation (the “Lender”) pursuant to which the Lender agreed to lend to SteelCloud $250,000 in the form of a Secured Promissory Note (the “Note”) which was issued on July 1, 2009 (the “Issuance Date”).  The Note initially had an interest rate of 15% per annum, was payable in quarterly installments commencing three months after the Issuance Date, or October 1, 2009, and the principal amount of the Note was due and payable in full on December 29, 2009 (the “Maturity Date”).  On December 29, 2009, the Company entered into an Allonge to Note (the "Allonge") with the Lender, which amended the terms of the Agreement by, among other things, (a) increasing the annual interest rate of the Note to 20%, (b) providing that accrued interest under the Note shall be payable in monthly installments commencing on February 1, 2010, and continuing on the first business day of each successive month, (c) paying an extension fee of $25,000 and (d) extending the Maturity Date of the Note to March 31, 2010.  The extension fee of $25,000, or 10% of the Term Loan, reflected a 5% late payment fee in accordance with the original debt and a 5% fee for the modification of terms.  This transaction has been recorded as a debt modification in accordance with ASC 470, whereby the $25,000 extension fee was capitalized and amortized over the new term of the Note.

F–5

STEELCLOUD, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Line of Credit

On November 3, 2009, the Company entered into a Line of Credit and Security Agreement (the "Agreement") with the Lender pursuant to which the Lender agreed to extend to the Company a revolving line of credit in the amount of $150,000, in the form of a Revolving Line of Credit Promissory Note (the "Line of Credit Note"). The Line of Credit Note bears interest at a rate of 15% per annum, and is payable in monthly installments commencing 30 days after SteelCloud issued the Note (November 3, 2009). The principal amount of the Line of Credit Note, together with interest accrued and unpaid thereon and all other sums due, shall be due and payable in full upon the earlier to occur of (a) March 31, 2010, or (b) the date the Company shall have raised a total of not less than $1,000,000 in capital invested in the equity of the Company which is accompanied by the Company issuing shares of stock which were not trading in the public markets prior to the date of the Line of Credit Note ("New Equity Capital"). There are no penalties for early prepayment of the Line of Credit Note.  The Line of Credit Note is a revolving promissory note. Principal advances may be made, from time to time, by the Lender up to the principal amount of the Line of Credit Note, and principal payments may be made, from time to time by the Company to reduce the principal balance owing pursuant to the Line of Credit Note.

Pursuant to the Agreement and the Line of Credit Note, the Company's obligations thereunder are secured by a lien in and to all of the Company’s rights, title and interest in and to its furniture, fixtures, equipment, supplies, receivables, intangibles, and inventory, together with all present and future substitutions, replacements and accessories thereto and all present and future proceeds and products thereof, in any form whatsoever (the "Collateral").

As an inducement to the Lender to make a loan under the Agreement, the Company shall issue to the Lender a warrant (the "Warrant") to purchase 2.5 shares of the Company's common stock, par value $0.001 per share, for every dollar the Company borrows pursuant to the Agreement. The Warrant is exercisable for four years at an exercise price of $0.25 per share.

F–6

STEELCLOUD, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On November 4, 2009, SteelCloud borrowed $60,000 pursuant to the Agreement and the Line of Credit Note, and issued to the Lender a Warrant to purchase up to 150,000 shares of SteelCloud’s common stock.  On November 23, 2009, SteelCloud borrowed $90,000 pursuant to the Agreement and the Line of Credit Note, and issued to the Lender a Warrant to purchase up to 225,000 shares of SteelCloud’s common stock.

The Line of Credit amount of $150,000 was allocated between the Line of Credit Note payable and Warrants based upon their relative fair values. The difference between the face amount of the Line of Credit Note of $150,000 and the note payable amount of $104,999 recorded at date of execution represents the debt discount of $45,001 which will be amortized over the life of the note.  To determine the fair value of the Warrants, management used the Black-Scholes Model which includes assumptions on the period end stock price, historical stock volatility, risk free interest rate and term of warrants.

Debt Maturities

The Company’s Term Loan of $250,000 and Line of Credit of $150,000 mature on March 31, 2010 and the Company is currently in negotiations with the Lender to extend the due date of these debt instruments.  While the Lender has indicated a willingness to extend the due date of these debt instruments, no final agreement for such extension is in place.  If the Company is not able to renegotiate these debts, and other sources of funds to satisfy these debts do not materialize in a timely manner, the Company will be in default on these debts.

7.	Fair Value of Financial Instruments

The Company believes the carrying value of both its Term Loan and Line of Credit at January 31, 2010 approximates  their fair value due to their short-term maturity.

8.	Inventories

Inventories consisted of the following:

	October 31,	January 31,
	2009	2010
Raw materials	$6,259	$6,448
Work in process	-	-
Finished goods	4,328	6,769
	$10,587	$13,217

F–7

STEELCLOUD, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	Property, Plant and Equipment

As discussed in Note 14, the Company signed a lease for new headquarters in Ashburn, Virginia on February 2, 2010 and subsequently vacated its Herndon, Virginia facilities.  The Company has entered negotiations with the landlord of its Herndon, Virginia lease in order to effect an early termination of that lease, but a final agreement have not been reached as of the date of this report.  During the first quarter of fiscal 2010, the Company amortized the remaining balance, or approximately $138,000, of its leasehold improvements related to this facility.

10.	Interest Expense

In the three month period ended January 31, 2010, the Company incurred interest expense of $15,785 on its notes payable and amortized $55,675 of the discount on notes payable attributable to the warrants issued in connection with those notes.

11.	Other Income

Legal settlement

In December 2007 the Company was notified that there was a class action lawsuit settlement with defendants which may have affected entities who directly purchased Dynamic Random Access Memory (“DRAM”) during the period of April 1, 1999 through June 30, 2002.  As a purchaser of DRAM from one of the defendants during that period, the Company submitted a claim of approximately $1.4 million.  In December 2009 the Company received a payment of $155,757 as a result of this settlement.

Royalties

The Company earned $36,352 of royalties associated with the July 2009 sale of its Integration Business.

Sale of Professional Services Assets

On January 11, 2010, the Company entered into a Purchase and Sale Agreement (referred to herein as “Agreement”) with Global Technology Partners, Inc., a Maryland Corporation (referred to herein as “Purchaser”).  Pursuant to the Agreement the Company sold to the Purchaser a large portion of its professional services assets, consisting of certain consulting contracts and related agreements, and assigned all of its rights to employment and independent contractor contracts for certain of the Company’s contractors and employees engaged in the consulting business (referred to herein as “Assets”).  As consideration for the sale of the Assets, the Purchaser agreed to pay a base price of one hundred forty thousand dollars ($140,000) of which (a) seventy thousand dollars ($70,000) was paid upon the execution of the Agreement, and (b) seventy thousand dollars ($70,000) which was paid on January 15, 2010.

12.	Earnings per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the period and is calculated by dividing the net earnings (loss) by the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding plus common stock equivalents associated with stock options and warrants and is calculated by dividing net earnings by the weighted average number of common shares outstanding used in the basic earnings per share calculation plus the common stock equivalent of stock options and warrants. The dilutive weighted average number of common shares outstanding excluded potential common shares from stock options of approximately 317,000 and 1,800 for the three month periods ended January 31, 2010 and 2009, respectively. These shares were excluded from the earnings per share calculation due to their antidilutive effect resulting from the loss from operations.

F–8

STEELCLOUD, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.	Income Tax

The Company accounts for uncertainty in income taxes using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken.  Tax positions that meet the more-likely-than-not recognition threshold should be measured as the largest amount of the tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon effective settlement in the financial statements.  The Company has an unrecognized tax benefit of approximately $61,000 and does not expect any of this amount to reverse in the next twelve months.  The Company has a valuation allowance against the full amount of its net deferred tax assets and therefore, the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is zero.

The Company conducts business in the U.S. and is subject to tax in that jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the respective federal and state tax authorities. For income tax returns filed by the Company, the Company is no longer subject to U.S. federal, or state tax examination by tax authorities for years before October 31, 2006, although carryforward tax attributes that were generated prior to October 31, 2006 may still be adjusted upon examination by tax authorities if they either have been or will be utilized.  The Company’s accounting policy is to recognize interest and penalties related to income tax matters in general and administrative expense. The Company had $0 accrued for interest and penalties as of January 31, 2010.

14.	Commitments and Contingencies

The Company has accrued approximately $50,000 pertaining to payroll taxes and related interest resulting from the failure to report certain employee reimbursements as compensation.  The Company intends to file the necessary returns to resolve the contingency.

15.	Subsequent Events

Subsequent events are current as of March 19, 2010.

On February 19, 2010, the Company moved into its new headquarters in Ashburn, Virginia.  The Company has entered into negotiations with the landlord of its Herndon, Virginia lease in order to effect an early termination of that lease, but a final agreement has not been reached as of the date of this report. No provision has been made for a lease termination liability as of January 31, 2010.

On March 16, 2010, the Company’s Registration Statement on Form S-1 was declared effective by the Securities and Exchange Commission, authorizing the Company to offer up to 16,000,000 shares of its common stock together with 16,000,000 common stock purchase warrants on a best efforts basis at a fixed price between $0.07 and $0.30 per share and an exercise price per warrant equal to 150% of the final offering share price.  The Company cannot offer any assurance that it will be successful in selling any of the shares registered pursuant to the Registration Statement.

F–9

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein may constitute forward-looking statements . The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements.” Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, risks associated with our ability to obtain financing in the short term; general economic and business conditions; industry capacity; industry trends; competition; changes in business strategy or development plans; project performance; and availability of qualified personnel; and the risk factors set forth from time to time in the reports we file with the Securities and Exchange Commission (the “SEC”). Statements made herein are as of the date of the filing of this Quarterly Report on Form 10-Q with the SEC and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim, any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

The following discussion should be read in conjunction with the consolidated financial statements and Footnotes thereto included in Part I - Item 1 in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended October 31, 2009 as amended, filed by us with the SEC.

OVERVIEW

Founded in 1987, SteelCloud, Inc. (referred to herein as the “Company,” or “SteelCloud,” “we,” “our,” “ours,” and “us”), is a developer of mobility appliance and software solutions primarily for the Research in Motion (“RIM”) BlackBerry market. We design and integrate our software into specialized server appliances targeted at Department of Defense, public sector, commercial, and remote hosting customers. In addition, we are a world-wide provider of RIM hosting licenses.

SteelWorks®

In conjunction with RIM, we developed an appliance solution specifically for the BlackBerry Enterprise Server (“BES”).  We believe the BES appliance solution is the single best way to implement the BES software environment.  SteelWorks is an integrated server appliance that enables virtually any size organization to implement the BES in a fraction of the time and at a fraction of the cost or resources allocated to this otherwise time intensive, manual process.  We have filed for three patents for the appliance related to the technology we created for the installation wizard, backup and restore features.  These patents are currently pending approval from the U.S. Patent and Trademark Office.

In addition, we developed SteelWorks FedMobile, our BES appliance solution specifically for the Department of Defense (“DoD”) and other related agencies.  The SteelWorks FedMobile appliance builds upon our commercial appliance by automating the application of the Defense Information Systems Agency’s (“DISA”) and DoD’s Security Technical Implementation Guide (“STIG”) to the BES installation process.  The STIG mandates the policies for which the DoD and related agencies must operate their wireless communications.  As a result, our FedMobile appliance allows those agencies to be STIG compliant in a fraction of the time and at a fraction of the cost or resources allocated to this otherwise time intensive, manual process.

In January 2010, we announced the availability of SteelWorks FLEX+.  This offering combines the standard commercial SteelWorks appliance with BES hosting licensing.  SteelWorks FLEX+ allows our BES hosting partners to install and manage a complete solution, including infrastructure and licensing, at a customer site.  FLEX+ provides SteelCloud with the ability to recognize revenue from both the appliance sale and the BES licensing.

Hosting Licenses

From October to December of 2009, we entered into six agreements with RIM, or with RIM international subsidiaries to distribute and manage BES hosted licensing to RIM Alliance Members in the U.S. and 105 countries worldwide.  As of the end of January, we had agreements with 40 domestic and international BES hosting providers to supply and manage hosting licenses.  Revenue from hosting licenses are billed and recognized on a monthly basis. We anticipate that hosting license revenue will increase throughout the fiscal year as the current BES hosters enter into agreements with us and new hosters are developed, especially in developing international markets.  By the end of fiscal 2010, we believe that we will recognize a majority of our hosting revenue from international markets.

Professional Services

We provide information technology consulting for our clients.  Our consultants are subject matter experts in mobility technology.

Sale of Professional Service Assets

On January 11, 2010, we entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Global Technology Partners, Inc., a Maryland Corporation (the “Purchaser”). Pursuant to the Purchase Agreement we sold to the Purchaser a large portion of our professional services assets, consisting of certain consulting contracts and related agreements, and assigned all of our rights to employment and independent contractor contracts for certain of our contractors and employees engaged in the consulting business (the “Assets”). As consideration for the sale of the Assets, the Purchaser agreed to pay a base price of one hundred forty thousand dollars ($140,000) (the “Base Price”). In addition to the Base Price, the Purchase Agreement provides for contingent payments in the amount of (a) one hundred thousand dollars ($100,000) in the event certain payments are made pursuant to certain of the Assets, and (b) twenty percent (20%) of the gross margin from revenue generated from new contracts awarded to the Purchaser for the period beginning from January 11, 2010 and ending on January 11, 2011. Pursuant to the Purchase Agreement, the parties agreed to cooperate in obtaining novations of all governmental contracts included in the Assets. We agreed to guarantee payment of all liabilities and the performance of all obligations that Purchaser assumed under any governmental contracts included in the Assets. The Purchase Agreement contains standard representations and warranties for a transaction of this type. The terms of the transaction were the result of arm‘s length negotiations between the Purchaser and us.

Research and Product Development

By investing in product development, we believe we will have more control over the functionality and marketing of our products.  We also believe that the resulting intellectual property will increase the competitiveness of our offerings and improve product margins.  For the three months ended January 31, 2010, we incurred research and development costs of approximately $54,000.  We will continue to incur costs for product development in the future.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with US Generally Accepted Accounting Principles (“GAAP”) requires management to make certain judgments, estimates and assumptions that could affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We based our estimates and assumptions on historical experience and on various other assumptions believed to be applicable, and evaluated them on an on-going basis to ensure they remained reasonable under current conditions. Actual results could differ significantly from those estimates. No changes to our critical accounting policies have taken place since October 31, 2009.

New Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended January 31, 2010, as compared to the recent accounting pronouncements described in the 2009 Annual Report that we have implemented, or that are of significance, or potential significance, to us.

RESULTS OF OPERATIONS

For the Three Months Ended January 31, 2010 Compared to the Three Months Ended January 31, 2009:

Revenue Discussion:

Revenues decreased by approximately 34.3%, or $190,300, to $365,278 for the three-month period ended January 31, 2010, as compared to $555,579 for the same period in fiscal 2009.  The decrease was primarily attributable to a decrease in our professional services as a result of our completing a large service contract in December 2008 combined with the sale of professional services assets in January 2010.

Gross Profit Discussion:

Gross profit increased by approximately 60.6%, or $59,331, to $157,187 for the three-month period ended January 31, 2010 as compared to $97,856 for the same period in fiscal 2009.  The increase was primarily attributable to improved margins on a professional services contract begun in November 2009 as well as the gross margins generated from the new business related to Hosting Licenses.

Operating Expense Discussion:

The following table summarizes our operating expenses for the three months ended January 31, 2009 and 2010 in dollars and as a percentage of net revenues.

	Three Months Ended January 31,
	2009		2010		Increase (decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage

Selling and marketing	$101,671	18.3%	$102,692	28.1%	$1,021	1.0%
Research and product development	43,317	7.8%	53,647	14.7%	10,330	23.8%
General and administrative	604,076	108.7%	639,479	175.1%	35,403	5.9%
Severance and restructuring	73,205	13.2%	-	0.0%	(73,205)	(100.00)%
Total operating expenses	$822,269	148.0%	$795,818	217.9%	$(26,451)	(69.3)%

The increase in research and product development for the three months ended January 31, 2010 compared to the three months ended January 31, 2009 is the result of our continued investment in our core products.  We believe that research and product development expenses will fluctuate from quarter to quarter as we develop and introduce new products into the marketplace.

The increase in general and administrative expenses for the three months ended January 31, 2010 compared to the three months ended January 31, 2009 is primarily attributable to the impairment of leasehold improvements.

The decrease in severance and restructuring costs for the three months ended January 31, 2010 compared to the three months ended January 31, 2009 is the result of incurring severance payments in the amount of $73,205 associated with the termination of our former CEO and President’s employment agreement during the three months ended January 31, 2009.

Other Income (Expense) Discussion:

Interest expense

In the three month period ended January 31, 2010, we incurred interest expense of $15,785 on our notes payable and amortized $55,675 of the discount on notes payable attributable to the warrants issued in connection with those notes.

Legal settlement

In December 2007 we were notified that there was a class action lawsuit settlement with defendants which may have affected entities who directly purchased Dynamic Random Access Memory (“DRAM”) during the period of April 1, 1999 through June 30, 2002.  As a purchaser of DRAM from one of the defendants during that period, we submitted a claim of approximately $1.4 million.  In December 2009 we received a payment of $155,757 as a result of this settlement.

Royalties

We earned $36,352 of royalties associated with the July 2009 sale of our Integration Business.

Sale of Professional Services Assets

As described more fully in Part I - Item 2 – Overview - Sale of Professional Services Assets, we received $140,000 for the sale of certain Professional Services Assets.

LIQUIDITY AND CAPITAL RESOURCES

We have experienced recurring losses from operations and negative cash flows. For the three months ended January 31, 2010, we incurred a net loss of $376,520 and an accumulated deficit of $48,981,647 as of that date. The report from our independent registered public accounting firm on our audited financial statements at October 31, 2009 contains an explanatory paragraph regarding doubt as to our ability to continue as a going concern as a result of our history of net losses from operations, net working capital deficit and uncertainty regarding the our ability to satisfy obligations as they become due in the near future. Despite our history of revenues, we can give no assurance that we will be able to maintain or increase our revenues in fiscal 2010 or that we will be successful in reaching profitability or generating positive cash flows from our operations. We are considering all strategic options to improve our liquidity and to obtain working capital to fund our continuing business operations including equity offerings, asset sales and debt financing as alternatives to improve our cash needs; however; we can offer no assurance that we will be successful in identifying, obtaining or negotiating financing terms. If adequate funds are not available or are not available on terms acceptable to us, we will likely not be able to take advantage of unanticipated opportunities, develop or enhance services or products, respond to competitive pressures, or continue as a going concern.

On March 16, 2010 our Registration Statement on Form S-1 (the “Registrant Statement”) was declared effective by the SEC, authorizing us to offer up to 16,000,000 shares of our common stock together with 16,000,000 common stock purchase warrants on a best efforts basis at a fixed price between $0.07 and $0.30 per share and an exercise price per warrant equal to 150% of the final offering share price.  We cannot offer any assurance that we will be successful in selling any of the shares registered pursuant to the Registration Statement..

As of January 31, 2010, we had cash and cash equivalents of $44,288 and a working capital deficit of $747,548. As of March 11, 2010, we have approximately $35,000 of cash on hand, which is adequate for less than one month of operations. We do not have any working capital commitments nor do we presently have any external sources of working capital. Historically, our revenues have not been sufficient to fund our operations and we have relied on capital provided through the sale of equity securities. Our working capital needs in future periods will depend primarily on the rate at which we can increase our revenues while controlling our expenses and decreasing the use of cash from operations.

Our Term Loan of $250,000 and Line of Credit of $150,000 mature on March 31, 2010 and we are currently in negotiations with the Lender to extend the due date of these debt instruments.  While the Lender has indicated a willingness to extend the due date of these debt instruments, no final agreement for such extension is in place.  If we are not able to renegotiate these debts and other sources of funds to satisfy these debts do not materialize in a timely manner, we will be in default on these debts.

For the three months ended January 31, 2010, we used approximately $164,000 in cash from operating activities. Our primary use of cash was to finance our operating loss. The use and availability of our cash is affected by the timing, pricing, and magnitude of orders for our products, and the timing of cash outflows relating to these orders.

We used approximately $2,000 from our investing activities and generated $150,000 from financing activities for the three months ended January 31, 2010.

Our consolidated financial statements for the three months ended January 31, 2010 do not give effect to any adjustments to recorded amounts and their classifications, which would be necessary should we be unable to continue as a going concern and therefore, be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in the consolidated financial statements.

COMMITMENTS

On February 27, 2009, we entered into a lease amendment with the landlord of our prior operation facility, whereby the lease for that facility, which was scheduled to expire on August 31, 2014, was amended to provide for (i) the extension of the lease term for a period of one (1) year and four (4) months ending on December 31, 2015, and (ii) certain other modifications, including a reduction in our rent cash payments by approximately $60,000 and $34,000 for the fiscal years 2009 and 2010, respectively. Monthly rent for the lease was approximately $21,000 inclusive of operating expenses.  We are negotiating a settlement with our landlord to terminate this lease in advance of its expiration in December 2015.

On May 22, 2009, we entered into a Stipulation/Consent Order with CRP (the “Stipulation”), pursuant to an Affidavit and Statement of Account (the “Affidavit”), stating, as declared by a general manager of Jones Lang LaSalle, a property management company and agent for CRP Holdings A-1, LLC (“CRP”), the landlord of 14040 Park Center Road, Suite 210, Herndon, Virginia 20171 (the “Premises”), that CRP, as landlord, was seeking a judgment against us for: (i) possession of the Premises, and (ii) monetary damages for nonpayment of rent due under a sublease (the “Sublease”), dated September 28, 2004, by and between us and NEC America, Inc. (“NEC”), and a subsequent assignment of the Sublease to CRP from NEC, dated December 15, 2008. In the Stipulation we acknowledged that the balance due for rent and additional rent for the Premises was $168,638, together with attorney‘s fees and court expenses of $7,041 through May 22, 2009 (the “Judgment Amount”). Pursuant to the Stipulation, we paid $30,000 (the “Forbearance Payment”) on May 22, 2009 toward the Judgment Amount. Further we agreed to, and have, vacated the Premises. CRP agreed to stay enforcement of the Judgment Amount until the earlier of (a) our receipt of capital in the amount of at least $500,000, or (b) May 31, 2010. The matter was returned to the court‘s files pending our compliance with the terms of the Stipulation.

On February 5, 2009, we entered into an Executive Retention Agreement (the “2009 Agreement”) with Brian Hajost, our current President and Chief Executive Officer, effective as of January 16, 2009. Pursuant to the terms of the 2009 Agreement, as compensation for Mr. Hajost serving as our President and Chief Executive Officer, Mr. Hajost receives (a) a semi-monthly salary of $8,333.33 (or $200,000 annually); (b) a stock grant of 156,000 shares of our common stock, which will vest ratably over 12 months; and (c) a stock option grant of 300,000 shares of our common stock, which will vest ratably over a three year term and have a five year exercise period. The 2009 Agreement further provides that in the event we terminate Mr. Hajost‘s employment without cause (other than due to Mr. Hajost‘s request), or if Mr. Hajost terminates his employment for good reason, Mr. Hajost will be entitled to (a) if the termination takes place within three months from the date of the 2009 Agreement, two months salary, (b) if the termination takes place between three and six months from the date of the 2009 Agreement, three months salary, (c) if the termination takes place between six months and one year from the date of the 2009 Agreement, six months salary, (d) if the termination takes place after the first year anniversary of the 2009 Agreement, 12 months salary. In the event that a majority of our stock or a substantial portion of our assets are acquired, the acquisition closes while Mr. Hajost is employed by us, and Mr. Hajost‘s employment with us is terminated without cause (other than due to Mr. Hajost‘s request) within 30 days of the acquisition, Mr. Hajost will be entitled to severance pay equal to the lesser of (a) 24 months salary based on his annual rate of pay for the calendar year before the calendar year of termination from service, or (b) two times the IRS limit for qualified plans provided for in 26 U.S.C. § 401(a)(17) for the calendar year of termination of service.

On February 2, 2010, we entered into a Lease Agreement (the “February Lease”) with Merritt-AB5, LLC (the “Landlord”), pursuant to which we will rent approximately 3,461 square feet in the property located at 20110 Ashbrook Place, Suite 130, Ashburn, Virginia 20147 (the “Ashburn Premises”) for our operations facility. The term of the February Lease is for one year beginning on the later to occur of (i) February 15, 2010, (ii) the date the Landlord completes certain work on the Ashburn Premises, or (iii) the date when we occupy the Ashburn Premises (the “Term”). The Term may be extended for two additional successive one year periods. The monthly rent is $6,489.38, or $77,872.50 for the first year, inclusive of operating expenses. If we determine to extend the Term, the monthly rent for the second year will be $6,684.06 or $80,208.68 per year, and the monthly rent for the third year will be $6,884.58 or $82,614.94 per year.

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

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives. Based upon their evaluation as of January 31, 2010, our Principal Executive and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective as of the end of the fiscal quarter ended January 31, 2010.  In making this evaluation, our Chief Executive Officer and Principal Financial Officer considered, among other matters, the material weakness in our internal control over financial reporting described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2009, as filed with the SEC on February 5, 2010, as amended.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal controls over financial reporting during the quarter ended January 31, 2010 that have altered our conclusion as to the ineffectiveness of such controls.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On May 22, 2009, we entered into a Stipulation/Consent Order with CRP, referred to as the “Stipulation,” pursuant to an Affidavit and Statement of Account, referred to as the “Affidavit,” stating, as declared by a general manager of Jones Lang LaSalle, a property management company and agent for CRP Holdings A-1, LLC, referred to as “CRP,” the landlord of 14040 Park Center Road, Suite 210, Herndon, Virginia 20171, referred to as the “Premises,” that CRP, as landlord, was seeking a judgment against us for: (i) possession of the Premises, and (ii) monetary damages for nonpayment of rent due under a sublease, referred to as the “Sublease,” dated September 28, 2004, by and between us and NEC America, Inc., referred to as “NEC,” and a subsequent assignment of the Sublease to CRP from NEC, dated December 15, 2008.  In the Stipulation we acknowledged that the balance due for rent and additional rent for the Premises was $168,637.96, together with attorney’s fees and court expenses of $7,041.00 through May 22, 2009, referred to as the “Judgment Amount.”  Pursuant to the Stipulation, we paid $30,000, referred to as the “Forbearance Payment,” on May 22, 2009 toward the Judgment Amount.  Further we agreed to, and have, vacated the Premises.  CRP agreed to stay enforcement of the Judgment Amount until the earlier of (a) our receipt of capital in the amount of at least $500,000, or (b) May 31, 2010.  The matter was returned to the court’s files pending our compliance with the terms of the Stipulation.

There are routine legal claims pending against us that occur in the ordinary course of business, but in the opinion of management, liabilities, if any, arising from such claims will not have a material adverse effect on the financial condition and results of operation of the Company.

Other than the items previously disclosed we are not a party to any other material legal proceedings.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 3, 2009, we entered into a Line of Credit and Security Agreement, referred to as the “Agreement,” with the Lender pursuant to which the Lender agreed to extend to us a revolving line of credit in the amount of $150,000, in the form of a Revolving Line of Credit Promissory Note, referred to as the “Line of Credit Note.”  The Line of Credit Note bears interest at a rate of 15% per annum, and is payable in monthly installments commencing 30 days after November 3, 2009, which was the date when we issued the Line of Credit Note.  The principal amount of the Line of Credit Note, together with interest accrued and unpaid thereon and all other sums due, shall be due and payable in full upon the earlier to occur of (a) March 31, 2010, or (b) the date we shall have raised a total of not less than $1,000,000 in capital invested in our equity which is accompanied by our issuing shares of stock which were not trading in the public markets prior to the date of the Line of Credit Note.   There are no penalties for early prepayment of the Line of Credit Note.  The Line of Credit Note is a revolving promissory note.  Our obligations under the Agreement and the Line of Credit Note are secured by a lien in and to all of our rights, title and interest in and to its furniture, fixtures, equipment, supplies, receivables, intangibles, and inventory, together with all present and future substitutions, replacements and accessories thereto and all present and future proceeds and products thereof, in any form whatsoever.  As an inducement to the Lender to make the loan, we agreed to issue to the Lender a warrant, referred to as the “Warrant,” to purchase 2.5 shares of our common stock for every dollar we borrow pursuant to the Agreement.  The Warrant is exercisable for four years at an exercise price of $0.25 per share.  The exercise price may be adjusted in the event of any stock dividend, stock split, stock combination, reclassification or similar transaction. On November 4, 2009, we borrowed $60,000 pursuant to the Agreement and the Line of Credit Note, and issued to the Lender a Warrant to purchase up to 150,000 shares of our common stock.  On November 23, 2009, we borrowed $90,000 pursuant to the Agreement and the Line of Credit Note, and issued to the Lender a Warrant to purchase up to 225,000 shares of our common stock.

We relied on the exemption from the registration provisions of the Securities Act of 1933, as amended, contained in Section 4(2) thereof for each of the transactions described above.

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

March 19, 2010	STEELCLOUD, INC.

	By:	/s/ Brian H. Hajost
Name: Brian H. Hajost
Title: Chief Executive Officer and President

	By:	/s/ Steven Snyder
Name: Steven Snyder
Title: Principal Financial Officer, Principal Accounting Officer and Controller