Form 10-Q
period 2010-04-30
STEELCLOUD INC
filed 2010-06-21
CIK 1058027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ________

Commission File No. 0-24015

STEELCLOUD, INC.
(Exact name of registrant as specified in its charter)

VIRGINIA	54-1890464
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20110 Ashbrook Place, Suite 130, Ashburn, VA 20147
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
 Yes ☐ No ☑

As of June 11, 2010 there were 19,860,001 shares of the registrant’s common stock outstanding.

SteelCloud, Inc.
Form 10-Q Index
for the Quarterly period ended April 30, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Index to Financial Statements

Condensed Consolidated Balance Sheet	F–1

Unaudited Condensed Consolidated Statements of Operations	F–2

Unaudited Condensed Consolidated Statements of Cash Flows	F–3

Notes to Unaudited Condensed Consolidated Financial Statements	F–4

STEELCLOUD, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

	October 31,	April 30,
	2009	2010
		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$60,650	$63,730
Accounts receivable, net	147,203	213,484
Inventory, net	10,587	17,065
Prepaid expenses and other current assets	141,259	94,076
Deferred contract costs	33,830	-
Total current assets	393,529	388,355

Property and equipment, net	166,754	23,767
Equipment on lease, net	1,456	743
Other assets	5,374	2

Total assets	$567,113	$412,867

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$577,197	$765,332
Accrued expenses	174,763	345,949
Notes payable, current	217,919	-
Total current liabilities	969,879	1,111,281

Long-term liabilities
Note payable, long-term	-	400,000
Deferred rent, long-term	269,332	255,840
Other long-term	1,129	-
Total long-term liabilities	270,461	655,840

Stockholders’ equity
Preferred stock, $.001 par value: 2,000,000 shares authorized, no shares issued and outstanding at October 31, 2009 and April 30, 2010	–	–
Common stock, $.001 par value: 80,000,000 shares authorized, 15,993,501 and 19,745,001 shares issued at October 31, 2009 and April 30, 2010, respectively	15,994	19,745
Additional paid in capital	51,348,405	51,749,623
Treasury stock, 400,000 shares at October 31, 2009 and April 30, 2010, respectively	(3,432,500)	(3,432,500)
Accumulated deficit	(48,605,126)	(49,691,122)
Total stockholders’ deficit	(673,227)	(1,354,254)

Total liabilities and stockholders’ deficit	$567,113	$412,867

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

STEELCLOUD, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended April 30,		Six Months Ended April 30,
	2009	2010	2009	2010
Revenue	322,980	455,679	878,559	820,957

Cost of revenues	207,559	277,355	665,282	485,446

Gross profit	115,421	178,324	213,277	335,511

Selling and marketing	114,193	115,315	215,864	218,007
Research and product development	54,915	97,086	98,232	150,733
General and administrative	691,012	626,402	1,295,088	1,265,881
Severance and restructuring	-	-	73,205	-

Loss from operations	(744,699)	(660,479)	(1,469,112)	(1,299,110)

Interest expense	(154)	(40,000)	(1,393)	(111,460)
Other income (expense), net	564	(8,995)	1,803	324,576

Loss before income taxes	(744,289)	(709,474)	(1,468,702)	(1,085,994)

Provision for income taxes	-	-	-	-

Loss from continuing operations	(744,289)	(709,474)	(1,468,702)	(1,085,994))

Loss from discontinued operations, net of tax	(105,669)	-	(385,001)	-

Net loss	$(849,958)	$(709,474)	$(1,853,703)	$(1,085,994)

Basic and diluted loss per share:
Continuing operations	$(0.05)	$(0.04)	$(0.10)	$(0.07)
Discontinued operations	(0.01)	-	(0.03)	-
Basic and diluted loss per share	$(0.06)	$(0.04)	$(0.13)	$(0.07)

Weighted-average shares outstanding, basic and diluted	14,828,849	16,938,316	14,783,698	16,467,327

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

STEELCLOUD, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended April 30,
	2009	2010
Operating activities
Net loss	$(1,853,703)	$(1,085,994)

Adjustments to reconcile net (loss) to net cash (used in) provided by operating activities:

Depreciation and amortization	196,153	150,249
Gain on sale of professional services assets	-	(140,000)
Stock-based compensation	128,271	123,968
Amortization of deferred rent	-	(13,491)
Amortization of deferred revenue	-	(1,129)
Warrant based expense	-	77,082
Loss on extinguishment of debt		30,000
Late payment penalty on debt paid in common stock		20,000
Changes in operating assets and liabilities:
Accounts receivable	1,269,382	(66,281)
Inventory	60,693	(6,479)
Prepaid expenses and other assets	(32,255)	52,555
Deferred contract costs	(25,000)	33,830
Accounts payable	(235,873)	188,135
Unearned revenue	27,714	-
Accrued expenses and other liabilities	(76,997)	171,184
Net cash used in operating activities	(541,616)	(466,371)

Investing activities
Proceeds from sale of professional services assets	-	140,000
Purchase of property and equipment	-	(6,549)
Sale of property and equipment	331,153	-
Net cash used by investing activities	331,153	133,451

Financing activities
Proceeds from notes payable	-	150,000
Proceeds from issuance of common stock	-	186,000
Payments on notes payable	(3,725)	-
Net cash (used in) provided by financing activities	(3,725)	336,000

Net (decrease) increase in cash and cash equivalents	(214,187)	3,080

Cash and cash equivalents at beginning of period	752,351	60,650
Cash and cash equivalents at end of period	$538,164	$63,730

Supplemental cash flow information
Interest paid	$1,393	$34,378
Income taxes paid	$–	$–
Supplemental disclosure of non-cash investing and financing activities
Discount on note payable	$-	$45,001

The Accompanying Notes Are an Integral Part of these Condensed Consolidated Financial Statements

STEELCLOUD, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Nature of Business and Basis of Presentation

Founded in 1987, SteelCloud, Inc. (referred to herein as the “Company,” or “SteelCloud”) is a developer of mobility appliance software solutions primarily for the Research In Motion® (“RIM”) BlackBerry market.  SteelCloud designs and integrates its software into specialized server appliances targeted at Department of Defense (“DoD”), public sector, commercial, and remote hosting customers.  Until July 2009, SteelCloud offered computer integration solutions for the federal marketplace and Independent Software Vendors.  In July 2009, SteelCloud entered into an Asset Purchase Agreement with NCS Technologies, Inc., a Virginia corporation (“NCS”), pursuant to which SteelCloud agreed to sell to NCS, and NCS agreed to purchase, all of SteelCloud’s right, title and interest in and to the assets relating to its computer integration business.  Further, in July 2009 SteelCloud’s management and Board of Directors determined to shift the focus of its operations, resources and investments to its BlackBerry-related technologies and products.

SteelCloud was originally incorporated as Dunn Computer Operating Company on July 27, 1987 under the laws of the Commonwealth of Virginia.  On February 26, 1998, Dunn Computer Corporation ("Dunn") was formed and incorporated in the Commonwealth of Virginia to become a holding company for several entities including Dunn Computer Operating Company.  The Company's subsidiary is International Data Products ("IDP"), acquired in May 1998.  On May 15, 2001, the Company’s shareholders approved an amendment to the Company’s articles of incorporation to change the corporate name from Dunn Computer Corporation to SteelCloud, Inc.  On December 31, 2003, Dunn was merged with and into SteelCloud.  On February 17, 2004, the Company acquired the assets of Asgard Holding, LLC ("Asgard").  In July of 2006, as part of its restructuring efforts, the Company closed its sales office and ceased all of its operations in Florida.  The Company’s former subsidiaries, Puerto Rico Industrial Manufacturing Operations Acquisition Corporation (“PRIMO”), and STMS Corporation (“STMS”), are inactive.

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

All adjustments that are of a normal recurring nature, in the opinion of management, and necessary for a fair presentation for the periods presented have been reflected as required by Regulation S-X, Rule 10-01.

Going Concern

SteelCloud has experienced recurring annual operating losses since its fiscal year ended October 31, 2004.  SteelCloud expects that such losses may continue at least through its fiscal year ending October 31, 2010.  The report of SteelCloud’s independent registered public accounting firm on SteelCloud’s consolidated financial statements for the fiscal year ended October 31, 2009 contains an explanatory paragraph regarding SteelCloud’s ability to continue as a going concern based upon its history of net losses, net working capital deficit and uncertainty regarding its ability to satisfy its obligations as they come due in the near term.

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

2. New Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended April 30, 2010, as compared to the recent accounting pronouncements described in the 2009 Annual Report that have been implemented, are of significance, or are of potential significance, to the Company.

STEELCLOUD, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Significant Customers

For the six month period ended April 30, 2010, 53% of the Company’s revenues were attributed to two customers.  For the six month period ended April 30, 2009, 30% of the Company’s revenues were attributed to a single government agency.

As of April 30, 2010, 43% of the accounts receivable balance was attributed to two customers.  As of October 31, 2009, 93% of the accounts receivable balance was attributed to three customers.

4. Equity

Stock Purchase Agreement

On March 31, 2010, SteelCloud entered into a Stock Purchase Agreement (the "Agreement") with Caledonia Capital Corporation, a Delaware corporation (“Caledonia”) pursuant to which Caledonia agreed to purchase 2,000,000 shares (the "Shares") of SteelCloud's Common Stock, together with a warrant to purchase 2,000,000 shares of SteelCloud's Common Stock (the "Warrant"), for a total purchase price of $200,000 (the "Purchase Price").

The Warrant is exercisable for four years at an exercise price of $0.15 per share. The exercise price may be adjusted in the event of any stock dividend, stock split, stock combination, reclassification or similar transaction. Additionally, SteelCloud's Board of Directors has the discretion to reduce the then-current exercise price to any amount at any time during the term of the Warrant for any period of time the Board deems appropriate.

Pursuant to the Agreement, the Company granted Caledonia piggyback registration rights and demand registration rights for (a) the Shares, (b) the Common Stock underlying the Warrant, (c) the 625,000 shares of Common Stock underlying a warrant issued to Caledonia by SteelCloud on July 1, 2009 (the "July 2009 Warrant"), (d) the shares of Common Stock underlying the November Warrants, and (e) all shares of Common Stock that may be acquired by Caledonia upon conversion of the Notes.

Further, pursuant to the Agreement, SteelCloud's Board of Directors was required to appoint Edward M. Murchie, Caledonia's President as a director of SteelCloud.

The offering described above was not registered under the Securities Act of 1933, as amended (the "Securities Act"), but was made in reliance upon the exemptions from the registration requirements of the Securities Act set forth in Section 4(2) thereof and/or Rule 506 of Regulation D promulgated thereunder, insofar as such securities were issued only to an "accredited investor" within the meaning of Rule 501 of Regulation D.

Stock-based Compensation

The Company recognized approximately $124,000 and $128,000 of stock-based compensation expense during the six month periods ended April 30, 2010 and 2009, respectively. Stock-based compensation expense for the six month period ended April 30, 2010 and 2009 increased the Company’s basic and diluted loss per share by $0.01 and $0.01, respectively. The estimated fair value of the Company’s stock-based awards is amortized on a straight-line basis over the awards’ original service period.  Included in stock-based compensation expense for the six month period ended April 30, 2010 is $90,000 related to compensation to external members of the Company’s Board of Directors.

Additional Paid-in Capital

Additional paid in capital has increased approximately $401,000 during the six month period ended April 30, 2010 due to the issuance of common stock pursuant to the Agreement discussed above in Note 5 under the heading “Stock Purchase Agreement” of approximately $184,000, the issuance of common stock as payment for the loan penalty and loan modification discussed in Note 5 below of approximately $49,000, warrants issued in connection with the Line of Credit and Security Agreement entered into with Caledonia on November 3, 2009 of approximately $45,000 (as disclosed in Note 6 to the Company’s financial statements included in its Quarterly Report for the period ended January 31, 2010, as filed with the SEC on March 19, 2010), and stock-based compensation expense of approximately $123,000.

STEELCLOUD, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.  Debt

Term Loan and Line of Credit

On March 31, 2010, the Company entered into a Loan Modification and Extension Agreement (“Loan Modification”) with Caledonia.  Under the terms of the Loan Modification, among other things, a) the maturity date of both Notes was extended to December 31, 2011; b) interest shall accrue on the unpaid principal balance of both Notes at the rate of twenty percent per annum, due in monthly installments and c) Caledonia shall have the right to convert all, or any part, of the outstanding balance due under the Notes into shares of common stock of the Company at the conversion rate of $0.10 per share of common stock.  As an inducement to Caledonia to modify the loans and payment of a late payment penalty, the Company issued to Caledonia 500,000 shares of common stock and modified the Warrants underlying the Line of Credit to have an exercise price of $0.15 per share.  The common shares were valued at $0.10 per share which was the closing stock price as of March 31, 2010.  Due to the addition of conversion privileges to the revised Notes, the Company accounted for this debt modification as an extinguishment of debt and recorded a loss on extinguishment of $30,000.

6. Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, contract receivables and accounts payable approximate fair value because of the short-term nature of these instruments.  Considerable judgment is necessary to estimate the fair value of financial instruments.  Due to current limitations on credit availability and market conditions, the estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments.  Due to the restructuring of the Term Note on December 31, 2009 and the Line of Credit on March 31, 2010 which increased the annual interest rate from 15% to 20%, we believe the carrying value of the notes approximate their fair values at April 30, 2010.

7. Inventories

Inventories consisted of the following:

	October 31,	April 30,
	2009	2010
Raw materials	$6,259	$6,943
Finished goods	4,328	10,122
	$10,587	$17,065

8. Property, Plant and Equipment

The Company signed a lease for new headquarters in Ashburn, Virginia on February 2, 2010 and subsequently vacated its Herndon, Virginia facility.   During the first quarter of fiscal 2010, the Company wrote off the remaining balance, or approximately $138,000, of its leasehold improvements related to this facility.  As discussed in Note 14, the Company and its former landlord have agreed to the major terms for termination of its obligation under the Herndon, VA lease for a cash payment of $170,000 and forfeiture of its security deposit with the landlord.  Based upon the terms of the proposed settlement agreement, the Company believes that the amounts accrued for rent and the deferred rent liability is adequate to satisfy the settlement obligation.  Accordingly, no additional liability has been accrued for as of April 30, 2010.

9. Interest Expense

For the three month period ended April 30, 2010, the Company incurred interest expense of $40,000 on its notes payable of which $21,407 represented amortization of the discount on notes payable attributable to the warrants issued in connection with those notes.

In the six month period ended April 30, 2010, the Company incurred interest expense of $111,460 on its notes payable of which $77,082 represented amortization of the discount on notes payable attributable to the warrants issued in connection with those notes.

STEELCLOUD, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. Other Income (Expense)
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

Royalties

In the three month and six month periods ended April 30, 2010, the Company earned $21,005 and $57,357, respectively, of royalties associated with the July 2009 sale of the Integration Business.

Extinguishment of debt

As described in Note 6 above, the Company recognized a loss on extinguishment of debt of $30,000 representing the fair value of the common stock issued to the lender as consideration for the debt modification in the three and six month periods ended April 30, 2010.

11. Earnings per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the period and is calculated by dividing the net earnings (loss) by the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding plus common stock equivalents associated with stock options and warrants and is calculated by dividing net earnings by the weighted average number of common shares outstanding used in the basic earnings per share calculation plus the common stock equivalent of stock options and warrants. The dilutive weighted average number of common shares outstanding excluded potential common shares from stock options and warrants of approximately 336,000 and 214,000 for the three month periods ended April 30, 2010 and 2009, respectively, and 223,000 and 13,000 for the six month periods ended April 30, 2010 and 2009, respectively. These shares were excluded from the earnings per share calculation due to their antidilutive effect resulting from the loss from continuing operations and loss from discontinued operations, net of tax.

12. Income Tax

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

The Company conducts business in the U.S. and is subject to tax in that jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the respective federal and state tax authorities. For income tax returns filed by the Company, the Company is no longer subject to U.S. federal, or state tax examination by tax authorities for years before October 31, 2006, although carryforward tax attributes that were generated prior to October 31, 2006 may still be adjusted upon examination by tax authorities if they either have been or will be utilized.  The Company’s accounting policy is to recognize interest and penalties related to income tax matters in general and administrative expense. The Company had $0 accrued for interest and penalties as of April 30, 2010.

13. Commitments and Contingencies

The Company has accrued approximately $50,000 pertaining to payroll taxes and related interest resulting from the failure to report certain employee reimbursements as compensation.  The Company intends to file the necessary returns to resolve the contingency.

14. Subsequent Events

On June 18, 2010, the Company received notice that the former landlord of its former Herndon, Virginia facility had agreed to the major terms to sell its claims arising from the termination of the Company’s Herndon lease for a cash payment and the Company’s forfeiture of its security deposit with the landlord.  Under the terms of the proposed settlement, the purchaser of the lease claims, in turn, intends to forego these rights in return for a cash payment by the Company of $170,000, payment of which will be due at the earlier of August 31, 2010 or the Company’s receipt of at least $2.0 million of capital from the sale of its securities.

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein may constitute forward-looking statements . The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements.” Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, risks associated with SteelCloud, Inc.’s (referred to herein as the “Company”, or “SteelCloud”, “we”, “our”, “ours”, and “us”) ability to obtain financing in the short term; general economic and business conditions; industry capacity; industry trends; competition; changes in business strategy or development plans; project performance; and availability of qualified personnel; and the risk factors set forth from time to time in the reports we file with the Securities and Exchange Commission (the “SEC”). Statements made herein are as of the date of the filing of this Quarterly Report on Form 10-Q with the SEC and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim, any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

The following discussion should be read in conjunction with the consolidated financial statements and Footnotes thereto included in Part I - Item 1 in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended October 31, 2009 as amended, filed by us with the SEC.

OVERVIEW

Founded in 1987, we are a developer of mobility appliance and software solutions primarily for the Research in Motion (“RIM”) BlackBerry market. We design and integrate our software into specialized server appliances targeted at Department of Defense, public sector, commercial, and remote hosting customers. In addition, we are a world-wide provider of RIM hosting licenses.

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

Hosting Licenses

From October to December of 2009, we entered into six agreements with RIM, or with RIM international subsidiaries to distribute and manage BES hosted licensing to RIM Alliance Members in the U.S. and 105 countries worldwide.  As of the end of April, we had agreements with 111 domestic and international BES hosting providers to supply and manage hosting licenses.  Revenue from hosting licenses are billed and recognized on a monthly basis. We anticipate that hosting license revenue will increase throughout the 2010 fiscal year as the current BES hosters enter into agreements with us and new hosters are developed, especially in developing international markets.  By the end of fiscal 2010, we believe that we will recognize a majority of our hosting revenue from international markets.

Professional Services

We provide information technology consulting for our clients.  Our consultants are subject matter experts in mobility technology.

Research and Product Development

By investing in product development, we believe we will have more control over the functionality and marketing of our products.  We also believe that the resulting intellectual property will increase the competitiveness of our offerings and improve product margins.  For the six months ended April 30, 2010, we incurred research and development costs of approximately $151,000.  We will continue to incur costs for product development in the future.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with US Generally Accepted Accounting Principles (“GAAP”) requires management to make certain judgments, estimates and assumptions that could affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We based our estimates and assumptions on historical experience and on various other assumptions believed to be applicable, and evaluated them on an on-going basis to ensure they remained reasonable under current conditions. Actual results could differ significantly from those estimates. No changes to our critical accounting policies have taken place since our Annual Report on Form 10-K for the fiscal year October 31, 2009, as amended (the “Annual Report”).

New Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended April 30, 2010, as compared to the recent accounting pronouncements described in the Annual Report that we have implemented, or that are of significance, or potential significance, to us.

RESULTS OF OPERATIONS

For the Three and Six Months Ended April 30, 2010 Compared to the Three and Six Months Ended April 30, 2009:

Revenue Discussion:

Revenues increased approximately 41%, or $132,699, to $455,679for the three month period ended April 30, 2010 as compared to $322,980 for the same period in fiscal 2009.  The increase was due to the increase in hosting license revenue which more than offset the decline in our professional service revenue.

Revenues decreased by approximately 7%, or $57,602, to $820,957 for the six month period ended April 30, 2010, as compared to $878,559 for the same period in fiscal 2009.  The decrease was primarily attributable to a decrease in our professional services as a result of our completing a large service contract in December 2008 combined with the sale of professional services assets in January 2010, which was partially offset by hosting license revenue.

Gross Profit Discussion:

Gross profit increased $62,903, or approximately 54%, to $178,324 for the three month period ended April 30, 2010 as compared to $115,421 for the same period in fiscal 2009.   Of the $178,324 increase in gross profit, $15,481 is attributable to an increase in the gross profit rates on revenues and $47,422 is attributable to increased revenues.  Gross profit rates increased slightly for the quarter ended April 30, 2010 as compared to the comparable prior period due to the higher margin on the Company’s consulting revenue.

Gross profit increased by approximately 57%, or $122,234, to $335,511 for the six month period ended April 30, 2010 as compared to $213,277 for the same period in fiscal 2009.  The increase was primarily attributable to improved margins on a professional services contract begun in November 2009 as well as the gross margins generated from the new business related to Hosting Licenses.

Operating Expense Discussion:

The following table summarizes our operating expenses for the three months ended April 30, 2009 and 2010 in dollars and as a percentage of net revenues.
	Three Months Ended April 30,
	2009		2010		Increase (decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage

Selling and marketing	$114,193	35%	$115,315	25%	$1,122	1%
Research and product development	54,915	17%	97,086	21%	42,171	77%
General and administrative	691,012	214%	626,402	137%	(64,610)	(9)%
Total operating expenses	$860,120	266%	$838,803	184%	$(21,317)	(2)%

The increase in research and product development for the three months ended April 30, 2010 compared to the three months ended April 30, 2009 is the result of our continued investment in our core products.

The decrease in general and administrative expenses for the three months ended April 30, 2010 compared to the three months ended April 30, 2009 is primarily attributable to reductions in personnel costs which were partially offset by an increase in stock-based compensation expense to our Board of Directors.

The following table summarizes our operating expenses for the six months ended April 30, 2009 and 2010 in dollars and as a percentage of net revenues.
	Six Months Ended April 30,
	2009		2010		Increase (decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage

Selling and marketing	$215,864	25%	$218,007	27%	$2,143	1%
Research and product development	98,232	11%	150,733	18%	52,501	53%
General and administrative	1,295,088	147%	1,265,881	154%	(29,207)	(2)%
Severance and restructuring	73,205	8%	-	0.0%	(73,205)	(100.00)%
Total operating expenses	$1,682,389	191%	$1,634,621	199%	$(47,768)	(3)%

The increase in research and product development for the six months ended April 30, 2010 compared to the six months ended April 30, 2009 is the result of our continued investment in our core products.  We believe that research and product development expenses will fluctuate from quarter to quarter as we develop and introduce new products into the marketplace.

The decrease in general and administrative expenses for the six months ended April 30, 2010 compared to the six months ended April 30, 2009 is primarily attributable to reductions in personnel costs offset by the impairment of leasehold improvements and an increase in legal expenses related to our S-1 registration statement.

The decrease in severance and restructuring costs for the six months ended April 30, 2010 compared to the six months ended April 30, 2009 is the result of incurring severance payments in the amount of $73,205 associated with the termination of our former CEO and President’s employment agreement during the three months ended January 31, 2009.

Interest Expense Discussion:

For the three month period ended April 30, 2010, we incurred interest expense of $40,000 on our notes payable of which $21,407 represented amortization of the discount on notes payable attributable to the warrants issued in connection with those notes.  Interest expense for the three month period ended April 30, 2009 was insignificant.

In the six month period ended April 30, 2010, we incurred interest expense of $111,460 on our notes payable of which $77,082 represented amortization of the discount on notes payable attributable to the warrants issued in connection with those notes.  Interest expense for the six month period ended April 30, 2009 was insignificant.

Other Income (Expense) Discussion:

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

Royalties

In the three month and six month periods ended April 30, 2010, we earned $21,005 and $57,357, respectively, of royalties associated with the July 2009 sale of our Integration Business.  We had no royalty income in the comparable prior periods.

Sale of Professional Services Assets

We received $140,000 for the sale of certain Professional Services Assets to Global Technology Partners, Inc. on January 11, 2010, all of which was recognized as a gain as there was no carrying value of the contracts sold.

Extinguishment of debt

As an inducement to Caledonia to modify the loans and payment of a late payment penalty, we issued to Caledonia 500,000 shares of common stock and modified the Warrants underlying the Line of Credit to have an exercise price of $0.15 per share.  The common shares were valued at $0.10 per share which was the closing stock price as of March 31, 2010.  Due to the addition of conversion privileges to the revised Notes, we accounted for this debt modification as an extinguishment of debt and recognized a loss on extinguishment of debt of $30,000 in the three and six month periods ended April 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

We have experienced recurring losses from operations and negative cash flows. For the six months ended April 30, 2010, we incurred a net loss of $1,085,994 and an accumulated deficit of $49,691,122 as of that date. The report from our independent registered public accounting firm on our audited financial statements at October 31, 2009 contains an explanatory paragraph regarding doubt as to our ability to continue as a going concern as a result of our history of net losses from operations, net working capital deficit and uncertainty regarding the our ability to satisfy obligations as they become due in the near future. Despite our history of revenues, we can give no assurance that we will be able to maintain or increase our revenues in fiscal 2010 or that we will be successful in reaching profitability or generating positive cash flows from our operations. We are considering all strategic options to improve our liquidity and to obtain working capital to fund our continuing business operations including equity offerings, asset sales and debt financing as alternatives to improve our cash needs; however; we can offer no assurance that we will be successful in identifying, obtaining or negotiating financing terms. If adequate funds are not available or are not available on terms acceptable to us, we will likely not be able to take advantage of unanticipated opportunities, develop or enhance services or products, respond to competitive pressures, or continue as a going concern.

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

As of April 30, 2010, we had cash and cash equivalents of $63,730 and a working capital deficit of $722,926. As of June 11, 2010, we have approximately $44,000 of cash on hand, which is adequate for less than one month of operations. We do not have any working capital commitments nor do we presently have any external sources of working capital. Historically, our revenues have not been sufficient to fund our operations and we have relied on capital provided through the sale of equity securities. Our working capital needs in future periods will depend primarily on the rate at which we can increase our revenues while controlling our expenses and decreasing the use of cash from operations.

For the six months ended April 30, 2010, we used approximately $466,371 in cash for operating activities. Our primary use of cash was to finance our operating loss. The use and availability of our cash is affected by the timing, pricing, and magnitude of orders for our products, and the timing of cash outflows relating to these orders along with corporate, sales and marketing and research and development expenditures.

We generated approximately $133,451 from our investing activities and generated $336,000 from financing activities for the six months ended April 30, 2010.

Our consolidated financial statements for the six months ended April 30, 2010 do not give effect to any adjustments to recorded amounts and their classifications, which would be necessary should we be unable to continue as a going concern and therefore, be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in the consolidated financial statements.

COMMITMENTS

On February 2, 2010, we entered into a Lease Agreement (the “February Lease”) with Merritt-AB5, LLC (the “Landlord”), pursuant to which we will rent approximately 3,461 square feet in the property located at 20110 Ashbrook Place, Suite 130, Ashburn, Virginia 20147 (the “Ashburn Premises”) for our operations facility. The term of the February Lease is for one year beginning on February 19, 2010 (the “Term”). The Term may be extended for two additional successive one year periods. The monthly rent is $6,489.38, or $77,872.50 for the first year, inclusive of operating expenses. If we decide to extend the Term, the monthly rent for the second year will be $6,684.06 or $80,208.68 per year, and the monthly rent for the third year will be $6,884.58 or $82,614.94 per year.

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

On February 27, 2009, we entered into a lease amendment with the landlord of our prior operation facility, whereby the lease for that facility, which was scheduled to expire on August 31, 2014, was amended to provide for (i) the extension of the lease term for a period of one (1) year and four (4) months ending on December 31, 2015, and (ii) certain other modifications, including a reduction in our rent cash payments by approximately $60,000 and $34,000 for the fiscal years 2009 and 2010, respectively. Monthly rent for the lease was approximately $21,000 inclusive of operating expenses.    On June 18, 2010, the Company received notice that the former landlord of its former Herndon, Virginia facility had negotiated the major terms to sell its claims arising from the termination of the Company’s Herndon lease for a cash payment and the Company’s forfeiture of its security deposit with the landlord.  Under the terms of the proposed settlement, the purchaser of the lease claims, in turn, intends to forego these rights in return for a cash payment by the Company, payment of which will be due at the earlier of August 31, 2010 or the Company’s receipt of at least $2.0 million of capital from the sale of its securities.  Based upon the terms of the proposed settlement agreement, the Company believes that the amounts accrued for rent and the deferred rent liability is adequate to satisfy the contemplated settlement obligation of $170,000.  Accordingly, no additional liability has been accrued for as of April 30, 2010.

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

ITEM 4.	CONTROLS AND PROCEDURES

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

Based upon their evaluation as of April 30, 2010, our Chief Executive Officer and Chief Financial and Accounting Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective as of the end of the fiscal quarter ended April 30, 2010.  In making this evaluation, our Chief Executive Officer and Chief Financial Officer considered, among other matters, the material weakness in our internal control over financial reporting described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2009, as filed with the SEC on February 5, 2010, as amended.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal controls over financial reporting during the quarter ended April 30, 2010 that have altered our conclusion as to the ineffectiveness of such controls.

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

Other than the items previously disclosed we are not a party to any other material legal proceedings.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	REMOVED AND RESERVED

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit 31.1	Certification of Chief Executive Officer and President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

June 21, 2010	STEELCLOUD, INC.

	By:	/s/ Brian H. Hajost
Name: Brian H. Hajost
Title: Chief Executive Officer and President

	By:	/s/ Steven Snyder
Name: Steven Snyder
Title: Chief Financial Officer, Principal Accounting Officer and Controller