Form 10-Q
period 2010-07-31
STEELCLOUD INC
filed 2010-09-14
CIK 1058027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

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
 Yes ☐ No ☑

As of September 8, 2010 there were 18,105,001 shares of the registrant’s common stock outstanding.

SteelCloud, Inc.
Form 10-Q Index
for the Quarterly period ended July 31, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Index to Financial Statements

Condensed Consolidated Balance Sheets	F–1

Unaudited Condensed Consolidated Statements of Operations	F–2

Unaudited Condensed Consolidated Statements of Cash Flows	F–3

Notes to Unaudited Condensed Consolidated Financial Statements	F–4

STEELCLOUD, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	July 31,
	2009	2010
		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$60,650	$1,406,441
Accounts receivable, net	147,203	265,305
Inventory, net	10,587	18,576
Prepaid expenses and other current assets	141,259	52,948
Deferred contract costs	33,830	-
Total current assets	393,529	1,743,270

Property and equipment, net	166,754	20,119
Equipment on lease, net	1,456	381
Other assets	5,374	1,020

Total assets	$567,113	$1,764,790

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$577,197	$398,923
Accrued expenses	174,763	501,581
Notes payable, current	217,919	-
Total current liabilities	969,879	900,504

Long-term liabilities
Notes payable, long-term	-	1,466,639
Deferred rent, long-term	269,332	-
Other long-term	1,129	-
Total long-term liabilities	270,461	1,466,639

Stockholders’ equity
Preferred stock, $.001 par value, $3,000,000 liquidation preference: 2,000,000 shares authorized, no shares and 540,000 issued and outstanding at October 31, 2009 and July 31, 2010, respectively	–	540
Common stock, $.001 par value: 80,000,000 shares authorized, 15,993,501 and 17,690,001 shares issued at October 31, 2009 and July 31, 2010, respectively	15,994	17,690
Additional paid in capital	51,348,405	52,761,888
Treasury stock, 400,000 shares at October 31, 2009 and July 31, 2010	(3,432,500)	(3,432,500)
Accumulated deficit	(48,605,126)	(49,949,971)
Total stockholders’ deficit	(673,227)	(602,353)

Total liabilities and stockholders’ deficit	$567,113	$1,764,790

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

STEELCLOUD, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended July 31,		Nine Months Ended July 31,
	2009	2010	2009	2010
Revenue	$281,705	$554,421	$1,160,264	$1,375,377

Cost of revenues	162,499	358,972	827,781	844,418

Gross profit	119,206	195,449	332,483	530,959

Selling and marketing	153,412	138,770	369,276	356,776
Research and product development	53,637	89,184	151,869	239,917
General and administrative	591,397	328,564	1,886,485	1,594,446
Severance and restructuring	-	-	73,205	-

Operating loss from continuing operations	(679,240)	(361,069)	(2,148,352)	(1,660,180)

Interest expense	(21,386)	(41,619)	(22,779)	(153,078)
Other income (expense), net	625	143,839	2,428	468,415

Loss from continuing operations before income taxes	(700,001)	(258,849)	(2,168,703)	(1,344,843)

Provision for income taxes	-	-	-	-

Loss from continuing operations	(700,001)	(258,849)	(2,168,703)	(1,344,843	) )

Loss from discontinued operations	(198,433)	-	(583,434)	-

Net loss	$(898,434)	$(258,849)	$(2,752,137)	$(1,344,843)

Basic and diluted loss per share:
Continuing operations	$(0.05)	$(0.01)	$(0.14)	$(0.08)
Discontinued operations	(0.01)	-	(0.04)	-
Basic and diluted loss per share	$(0.06)	$(0.01)	$(0.18)	$(0.08)

Weighted-average shares outstanding, basic and diluted	15,140,024	18,720,871	14,903,494	16,907,190

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

STEELCLOUD, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended July 31,
	2009	2010
Operating activities
Net loss	$(2,752,137)	$(1,344,843)

Adjustments to reconcile net (loss) to net cash used in operating activities:

Loss on disposal	19,565	-
Depreciation and amortization	228,795	154,258
Gain on sale of professional services assets	-	(140,000)
Gain on lease settlement	-	(118,755)
Stock-based compensation	181,394	186,218
Amortization of deferred rent	-	7,175
Amortization of deferred revenue	-	(1,129)
Non-cash interest expense	-	82,221
Loss on extinguishment of debt	-	30,000
Late payment penalty on debt paid in common stock	-	20,000
Changes in operating assets and liabilities:
Accounts receivable	1,362,354	(118,102)
Inventory	174,533	(7,989)
Prepaid expenses and other assets	(122,998)	13,980
Deferred contract costs	(38,140)	33,830
Accounts payable	(103,951)	(178,274)
Unearned revenue	(8,786)	-
Accrued expenses and other liabilities	(146,358)	417,750
Net cash used in operating activities	(1,205,729)	(963,660)

Investing activities
Proceeds from sale of professional services assets	-	140,000
Lease settlement payment	-	(170,000)
Purchase of property and equipment	-	(6,549)
Sale of hardware integration business	150,000	-
Sale of property and equipment	347,544	-
Net cash provided/(used) by investing activities	497,544	(36,549)

Financing activities
Proceeds from notes payable	250,000	1,278,000
Proceeds from issuance of common stock	87,500	186,000
Proceeds from issuance of preferred stock	-	882,000
Payments on notes payable	(15,456)	-
Net cash provided by financing activities	322,044	2,346,000

Net (decrease) increase in cash and cash equivalents	(386,141)	1,345,791

Cash and cash equivalents at beginning of period	752,351	60,650
Cash and cash equivalents at end of period	$366,210	$1,406,441

Supplemental cash flow information
Interest paid	$22,779	$59,025
Income taxes paid	$–	$–
Supplemental disclosure of non-cash investing and financing activities
Discount on note payable	$-	$231,501

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

STEELCLOUD, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Nature of Business and Basis of Presentation

Founded in 1987, SteelCloud, Inc. (referred to herein as the “Company” or “SteelCloud”) is a developer of mobility appliance software solutions primarily for the Research In Motion® (“RIM”) BlackBerry market.  SteelCloud designs and integrates its software into specialized server appliances targeted at Department of Defense (“DoD”), public sector, commercial, and remote hosting customers.  Until July 2009, SteelCloud offered computer integration solutions for the federal marketplace and independent software vendors.  In July 2009, SteelCloud entered into an Asset Purchase Agreement with NCS Technologies, Inc., a Virginia corporation (“NCS”), pursuant to which SteelCloud agreed to sell to NCS, and NCS agreed to purchase, all of SteelCloud’s right, title and interest in and to the assets relating to its computer integration business.  Further, in July 2009 SteelCloud’s management and Board of Directors determined to shift the focus of its operations, resources and investments to its mobility-related technologies and products.

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

Going Concern

SteelCloud has experienced recurring annual operating losses since its fiscal year ended October 31, 2004.  The Company expects that such losses may continue at least through its fiscal year ending October 31, 2010.  The report of SteelCloud’s independent registered public accounting firm on SteelCloud’s consolidated financial statements for the fiscal year ended October 31, 2009 contains an explanatory paragraph regarding SteelCloud’s ability to continue as a going concern based upon its history of net losses, net working capital deficit and uncertainty regarding its ability to satisfy its obligations as they come due in the near term.

As further discussed in Note 4 and Note 5 below, on July 2, 2010, the Company entered into a series of transactions with Clipper Investors LLC (“Clipper”) which generated, after deducting legal fees, $1,960,000 in long-term debt and equity financing proceeds.

2. New Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended July 31, 2010, as compared to the recent accounting pronouncements described in the 2009 Annual Report that were implemented, of significance, or of potential significance, to the Company.

STEELCLOUD, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Significant Customers

For the nine-month period ended July 31, 2010, 30% of the Company’s revenues were attributed to one customer.  For the nine-month period ended July 31, 2009, 87% of the Company’s revenues were attributed to five customers.

As of July 31, 2010, 33% of the accounts receivable balance was attributed to two customers.  As of October 31, 2009, 93% of the accounts receivable balance was attributed to three customers.

4. Equity

Preferred Stock Agreements

Convertible Preferred Stock

On July 2, 2010, the Company issued at total of 540,000 shares of its Series A preferred stock (“Series A Preferred Stock”), for $2.00 per share, of which 450,000 shares were issued to Clipper and 90,000 shares were issued to Caledonia Capital Corporation (“Caledonia”).  The Series A Preferred Stock is convertible into shares of the Company’s common stock (“Common Stock”) at the option of the holder at an initial conversion rate equal to $0.10 per share, subject to proportional adjustment for stock splits, stock dividends, recapitalizations and similar events.

The holders of the Series A Preferred Stock are entitled to dividends, as follows:  (a) Quarterly dividends (“Preferred Dividends”) of 10% per annum, paid in cash, until such time as the amount of aggregate Contingent Preferred Dividends (described in clause (b) below) paid equals $3,000,000, at which time the quarterly 10% dividend shall terminate; and (b) Contingent quarterly dividends (“Contingent Preferred Dividends”), paid in cash, equal to 40% of the Company's income for the past rolling four quarters (less the amount of Preferred Dividends payable as described in clause (a) above and paid for any of such quarters) in excess of $1,500,000, until the aggregate amount paid by the Company for such dividends equals $3,000,000. In the event that the Company’s available cash is insufficient to pay the foregoing dividends, then payment shall be deferred until such time as Company cash is sufficient to make such payments.

The Series A Preferred Stock has a liquidation preference equal to $3,000,000, less the amount of Contingent Preferred Dividends previously paid, plus any accrued but unpaid Preferred Dividends and thereafter participates in distributions with the Common Stock on an as-converted-to-Common-Stock basis.

The Clipper Transaction

On July 2, 2010, the Company issued new equity and debt securities to Clipper.  The securities issued to Clipper consist of the following: (a) 450,000 shares of Series A Preferred Stock for $2.00 per share, (b) warrants to purchase 20,000,000 shares of the Company’s common stock for a period of five years at an initial conversion rate equal to $0.14 per share, subject to proportional adjustment for stock splits, stock dividends, recapitalizations and similar events and (c) a convertible promissory note in the principal amount of $1,100,000 and convertible into Common Stock.  Refer to Note 5 below for additional information regarding the convertible promissory note.  These securities were issued in exchange for an aggregate purchase price of $2,000,000 paid in cash.  Collectively, the foregoing transactions are the “Clipper Transaction.”  After deducting legal fees of $40,000, the net proceeds of $1,960,000 were allocated based on their relative fair values, resulting in a net value of Long Term Debt of $941,500 and Preferred Stock and Warrants of $1,018,500.

The Caledonia Transaction

On July 2, 2010, concurrently with the closing the Clipper Transaction, the Company issued new equity and debt securities to Caledonia.  The securities issued to Caledonia consist of the following: (a) 90,000 shares of Series A Preferred Stock for $2.00 per share; and (b) $70,000 of additional debt convertible into Common Stock pursuant to an Amended and Restated Promissory Note in the principal amount of $570,000.  These securities were issued in exchange for 2,500,000 shares of Common Stock held by Caledonia and a convertible promissory note in the principal amount of $450,000 held by Caledonia.  A $50,000 debt modification fee was added to the principal amount.  Refer to Note 5 below for additional information regarding the convertible promissory note.  Collectively, the foregoing transactions are the “Caledonia Transaction.”

Registration Rights

Pursuant to the Clipper Transaction and Caledonia Transaction, the Company granted Clipper and Caledonia piggyback registration rights and demand registration rights for all or any portion of their Investor Registrable Securities.

STEELCLOUD, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock-based Compensation

The Company recognized $186,218 and $181,394 of stock-based compensation expense during the nine-month periods ended July 31, 2010 and 2009, respectively. Stock-based compensation expense for the nine-month period ended July 31, 2010 and 2009 increased the Company’s basic and diluted loss per share by $0.01 and $0.01, respectively. The estimated fair value of the Company’s stock-based awards is amortized on a straight-line basis over the awards’ original service period.  Included in stock-based compensation expense for the nine-month period ended July 31, 2010 is $90,000 related to compensation to external members of the Company’s Board of Directors.

Stock grants

In the first nine months of fiscal year 2010 we granted 2,480,000 shares of the Company’s common stock to employees and directors at a weighted-average market value per share of $0.10 as of the date of grant.

Stock Options

In the first nine months of fiscal year 2010 we granted options to purchase 500,000 shares of the Company’s common stock to employees at a weighted-average exercise price of $0.10, which represented the weighted-average market value per share as of the date of grant.  No stock options were exercised during the first nine months of fiscal 2010.

Additional Paid-in Capital

Additional paid in capital has increased $1, 413,483 during the nine-month period ended July 31, 2010 due to the issuance of preferred stock and warrants pursuant to the agreements discussed above under the heading “Preferred Stock Agreements” of  $950,460, the issuance of common stock to Caledonia of $183,500, the issuance of common stock as payment for a loan modification fee of $49,500, warrants issued in connection with the Line of Credit and Security Agreement entered into with Caledonia on November 3, 2009 of $45,001 (as disclosed in Note 6 to the Company’s financial statements included in its Quarterly Report on Form 10-Q for the period ended January 31, 2010, as filed with the SEC on March 19, 2010), and stock-based compensation expense of approximately $185,000.

5. Debt

Clipper Note Purchase Agreement

 On July 2, 2010, as a part of the Clipper Transaction mentioned in Note 4, the Company entered into a Note Purchase Agreement (the “Clipper Note Purchase Agreement”) with Clipper pursuant to which Clipper agreed to lend to the Company $1,100,000 in the form of a secured convertible promissory note (the “Clipper Note”) which was issued on July 2, 2010 (the “Issuance Date”). The Clipper Note bears interest at a rate of 12% per annum, with interest payable in monthly installments commencing July 31, 2010.  The principal amount of the Clipper Note is due and payable in full on the maturity date, which is July 2, 2013. The note is convertible into shares of the Company’s Common Stock at the option of the holder at an initial conversion rate equal to $0.10 per share, subject to proportional adjustment for stock splits, stock dividends, recapitalizations and similar events.  There are no penalties for prepayment of the Clipper Note.  As discussed in Note 4, “The Clipper Transaction”, the carrying value of this debt is $941,500 resulting in a discount of $158,500.  This discount is being amortized on a straight line basis over the term of the Clipper Note.

Caledonia Note Modification

On July 2, 2010, as a part of  the Caledonia Transaction mentioned in Note 4, the Company entered into a Consolidated, Amended and Restated Promissory Note in the principal amount of $570,000 (the “New Caledonia Note”) with Caledonia pursuant to which Caledonia and the Company agreed to (a) consolidate into a single note (1) the Secured Promissory Note dated July 1, 2009, by and between the Company and Caledonia, in the original principal amount of $250,000 and subsequently increased to $300,000 (“Caledonia Note 1”), and (2) the Revolving Line of Credit Promissory Note dated November 3, 2009, by and between the Company and Caledonia, in the original principal amount of $150,000 (“ Caledonia Note 2 ,” and together with Caledonia Note 1, the “Old Caledonia Notes ”), (b) extend the maturity of the Old Caledonia Notes to July 2, 2013 and (c) reduce the interest rate of the Old Caledonia Notes from 20% to 12% per annum.  The Company, Clipper and Caledonia entered into an Intercreditor Agreement dated July 2, 2010 (the “Intercreditor Agreement”) in connection with the closing of the issuance of the New Caledonia Note, pursuant to which the New Caledonia Note and the Clipper Note rank equally with respect to payment, collateral and enforcement. In consideration of Caledonia’s agreement to consolidate, extend the maturity date of, and reduce the interest rate of, the Old Caledonia Notes, and Caledonia’s agreement to share its lien on the Company’s assets with Clipper pursuant to the Intercreditor Agreement, the Company paid Caledonia a note modification fee of $50,000, which fee is included in the principal balance of the New Caledonia Note and is being amortized as additional discount over the term of the note.   The note is convertible into shares of the Company’s Common Stock at the option of the holder at an initial conversion rate equal to $0.10 per share, subject to proportional adjustment for stock splits, stock dividends, recapitalizations and similar events.  There are no penalties for prepayment of the New Caledonia Note.

STEELCLOUD, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, contract receivables and accounts payable approximate fair value because of the short-term nature of these instruments.  The carrying value of notes payable approximate fair value due to their stated interest rate.  Considerable judgment is necessary to estimate the fair value of financial instruments.  Due to current limitations on credit availability and market conditions, the estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments.

7. Inventories

Inventories consisted of the following:

	October 31,	July 31,
	2009	2010
Raw materials	$6,259	$-
Finished goods	4,328	18,576
	$10,587	$18,576

8. Property, Plant and Equipment

The Company signed a lease for new headquarters in Ashburn, Virginia on February 2, 2010 and subsequently vacated its Herndon, Virginia facility.   During the first quarter of fiscal 2010, the Company wrote off the remaining balance, or approximately $138,000, of its leasehold improvements related to this facility.  As discussed in Note 10, the Company and its former landlord agreed to the major terms for termination of its obligation under the Herndon, Virginia lease for a cash payment of $170,000 and forfeiture of its security deposit with the landlord.

9. Interest Expense

For the three-month period ended July 31, 2010, the Company incurred interest expense of $41,619 on its notes payable of which $5,139 represented amortization of the discount on its notes payable.

In the nine-month period ended July 31, 2010, the Company incurred interest expense of $153,079 on its notes payable of which $82,221 represented amortization of the discount on its notes payable.

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

Royalties

In the three-month and nine-month periods ended July 31, 2010, the Company earned $25,084 and $82,441, respectively, of royalties associated with the July 2009 sale of the Integration Business.

STEELCLOUD, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Sale of Professional Services Assets

On January 11, 2010, the Company entered into a Purchase and Sale Agreement (referred to herein as “Agreement”) with Global Technology Partners, Inc., a Maryland corporation (referred to herein as “Purchaser”).  Pursuant to the Agreement the Company sold to the Purchaser a large portion of its professional services assets, consisting of certain consulting contracts and related agreements, and assigned all of its rights to employment and independent contractor contracts for certain of the Company’s contractors and employees engaged in the consulting business (referred to herein as “Assets”).  As consideration for the sale of the Assets, the Purchaser agreed to pay a base price of one hundred forty thousand dollars ($140,000) of which (a) seventy thousand dollars ($70,000) was paid upon the execution of the Agreement, and (b) seventy thousand dollars ($70,000) was paid on January 15, 2010.

Extinguishment of debt

On March 31, 2010, the Company recognized a loss on extinguishment of debt of $30,000 due to a modification of the Caledonia notes which was accounted for as an extinguishment of debt due to the addition of conversion privileges.

Lease settlement

On June 30, 2010, the Company settled its remaining obligations with respect to the lease of its facility located at 13960-13964 Park Center Road, Herndon, Virginia 20171 by entering into a Lease Termination Agreement (the “Lease Termination Agreement”) with the landlord, OTR, an Ohio general partnership, acting as the duly authorized nominee of the Board of the State Teachers Retirement System of Ohio (“OTR”).  Under the Lease Termination Agreement, the Company became obligated to pay $313,654.87 to OTR (the “Settlement Receivable”), and waived and released its interest in its security deposit, in complete satisfaction of its obligations under the lease.  On July 1, 2010, in connection with the closing of the Clipper Transaction, Clipper entered into a Receivable Purchase Agreement with OTR (the “Receivable Purchase Agreement”), pursuant to which Clipper purchased all of OTR’s rights with respect to the Settlement Receivable from OTR for $170,000.  On July 1, 2010, in connection with the closing of the Clipper Transaction, Clipper entered into a letter agreement with the Company (the “Letter Agreement”), pursuant to which Clipper, as the new owner of the Settlement Receivable, agreed to accept $170,000 in complete satisfaction of the Settlement Receivable.  As a result of the Company’s entry into the Letter Agreement, the Settlement Receivable has been paid in full, although the Company remains responsible for indemnification obligations as set forth in the Lease Termination Agreement and the Letter Agreement.  As a result of these transactions, the Company recognized a gain on lease settlement of $118,755 in the three- and nine-month periods ended July 31, 2010.

11. Earnings per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the period and is calculated by dividing the net earnings (loss) by the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding plus common stock equivalents associated with stock options, warrants, convertible debt and convertible preferred stock and is calculated by dividing net earnings by the weighted average number of common shares outstanding used in the basic earnings per share calculation plus the common stock equivalent of stock options and warrants. The dilutive weighted average number of common shares outstanding excluded potential common shares from stock options, warrants, convertible debt and convertible preferred stock of approximately 5,434,000 and 128,000 for the three-month periods ended July 31, 2010 and 2009, respectively, and 2,030,000 and 128,000 for the nine-month periods ended July 31, 2010 and 2009, respectively. These shares were excluded from the earnings per share calculation due to their antidilutive effect resulting from the loss from continuing operations and loss from discontinued operations.

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

The Company conducts business in the U.S. and is subject to tax in that jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the respective federal and state tax authorities. For income tax returns filed by the Company, the Company is no longer subject to U.S. federal, or state tax examination by tax authorities for years before October 31, 2006, although carryforward tax attributes that were generated prior to October 31, 2006 may still be adjusted upon examination by tax authorities if they either have been or will be utilized.  The Company’s accounting policy is to recognize interest and penalties related to income tax matters in general and administrative expense. The Company had $0 accrued for interest and penalties as of July 31, 2010.

STEELCLOUD, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.  Commitments and Contingencies

On February 2, 2010, we entered into a Lease Agreement (the “February Lease”) with Merritt-AB5, LLC (the “Landlord”), pursuant to which we rent approximately 3,461 square feet in the property located at 20110 Ashbrook Place, Suite 130, Ashburn, Virginia 20147 (the “Ashburn Premises”) for our operations facility. The term of the February Lease is for one year beginning on February 19, 2010 (the “Term”). The Term may be extended for two additional successive one year periods. The monthly rent is $6,489.38, or $77,872.50 for the first year, inclusive of operating expenses. If we decide to extend the Term, the monthly rent for the second year will be $6,684.06 or $80,208.68 per year, and the monthly rent for the third year will be $6,884.58 or $82,614.94 per year.

On May 22, 2009, we entered into a Stipulation/Consent Order with CRP (the “Stipulation”), pursuant to an Affidavit and Statement of Account (the “Affidavit”), stating, as declared by a general manager of Jones Lang LaSalle, a property management company and agent for CRP Holdings A-1, LLC (“CRP”), the landlord of 14040 Park Center Road, Suite 210, Herndon, Virginia 20171 (the “Premises”), that CRP, as landlord, was seeking a judgment against us for: (i) possession of the Premises, and (ii) monetary damages for nonpayment of rent due under a sublease (the “Sublease”), dated September 28, 2004, by and between us and NEC America, Inc. (“NEC”), and a subsequent assignment of the Sublease to CRP from NEC, dated December 15, 2008. In the Stipulation we acknowledged that the balance due for rent and additional rent for the Premises was $168,638, together with attorney‘s fees and court expenses of $7,041 through May 22, 2009 (the “Judgment Amount”). Pursuant to the Stipulation, we paid $30,000 (the “Forbearance Payment”) on May 22, 2009 toward the Judgment Amount. Further we agreed to, and have, vacated the Premises. CRP agreed to stay enforcement of the Judgment Amount until the earlier of (a) our receipt of capital in the amount of at least $500,000, or (b) May 31, 2010. The matter was returned to the court‘s files pending our compliance with the terms of the Stipulation.  As of July 31, 2010, we had $168,956 recorded as a liability for this matter.

On February 27, 2009, we entered into a lease amendment with the landlord of our prior operations facility, whereby the lease for that facility, which was scheduled to expire on August 31, 2014, was amended to provide for (i) the extension of the lease term for a period of one (1) year and four (4) months ending on December 31, 2015, and (ii) certain other modifications, including a reduction in our rent cash payments by approximately $60,000 and $34,000 for the fiscal years 2009 and 2010, respectively. Monthly rent for the lease was approximately $21,000 inclusive of operating expenses.   On June 30, 2010, the Company settled its remaining obligations with respect to the lease of its facility located at 13960-13964 Park Center Road, Herndon, Virginia 20171 by entering into a Lease Termination Agreement (the “Lease Termination Agreement”) with the landlord, OTR, an Ohio general partnership, acting as the duly authorized nominee of the Board of the State Teachers Retirement System of Ohio (“OTR”).  Under the Lease Termination Agreement, the Company became obligated to pay $313,654.87 to OTR (the “Settlement Receivable”), and waived and released its interest in its security deposit, in complete satisfaction of its obligations under the lease.   On July 1, 2010, Clipper entered into a Receivable Purchase Agreement with OTR (the “Receivable Purchase Agreement”), pursuant to which Clipper purchased all of OTR’s rights with respect to the Settlement Receivable from OTR for $170,000.   On July 1, 2010, in connection with the closing of the transactions under the Clipper Preferred Stock Purchase Agreement and the Clipper Note Purchase Agreement, Clipper entered into a letter agreement with the Company (the “Letter Agreement”), pursuant to which Clipper, as the new owner of the Settlement Receivable, agreed to accept $170,000 in complete satisfaction of the Settlement Receivable.  As a result of the Company’s entry into the Letter Agreement, the Settlement Receivable has been paid in full, although the Company remains responsible for indemnification obligations as set forth in the Lease Termination Agreement and the Letter Agreement.  As a result of these transactions, the Company recognized a gain on lease settlement of $118,755 in the three- and nine-month periods ended July 31, 2010.

We do not have any purchase obligations, capital lease obligations or any material commitments for capital expenditures. We have not engaged in off-balance sheet financing, commodity contract trading or significant related party transactions.

14.  Subsequent Events

None.

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein may constitute forward-looking statements . The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements.” Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, risks associated with SteelCloud, Inc.’s (referred to herein as the “Company”, or “SteelCloud”, “we”, “our”, “ours”, and “us”) ability to obtain financing in the short term; general economic and business conditions; industry capacity; industry trends; competition; changes in business strategy or development plans; project performance; and availability of qualified personnel; and the risks and other factors set forth from time to time in the reports we file with the Securities and Exchange Commission (the “SEC”). Statements made herein are as of the date of the filing of this Quarterly Report on Form 10-Q with the SEC and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim, any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

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

Hosting Licenses

From October to December of 2009, we entered into six agreements with RIM, or with RIM international subsidiaries, to distribute and manage BES hosted licensing to RIM Alliance Members in the U.S. and 105 countries worldwide.  As of July, 31, 2010, we had agreements with 140 domestic and international BES hosting providers to supply and manage hosting licenses.  Revenue from hosting licenses are billed and recognized on a monthly basis. We anticipate that hosting license revenue will increase throughout the 2010 fiscal year as the current BES hosters enter into agreements with us and new hosters are developed.

Professional Services

We provide information technology consulting for our clients.  Our consultants are subject matter experts in mobility technology.

Research and Product Development

By investing in product development, we believe we will have more control over the functionality and marketing of our products.  We also believe that the resulting intellectual property will increase the competitiveness of our offerings and improve product margins.  For the nine months ended July 31, 2010, we incurred research and development costs of approximately $240,000.  We will continue to incur costs for product development in the future.

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

In simultaneous transactions with the same investors, the Company issued convertible preferred stock with warrants to purchase common stock and also issued debt.  The proceeds received were allocated to the debt, preferred stock and warrants based on their relative fair values.  The resulting discount associated with the debt is amortized to interest expense over the term of the debt.

No other changes to our critical accounting policies have taken place since our Annual Report on Form 10-K for the fiscal year October 31, 2009, as amended (the “Annual Report”).

New Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended July 31, 2010, as compared to the recent accounting pronouncements described in the Annual Report that we have implemented, or that are of significance, or potential significance, to us.

RESULTS OF OPERATIONS

For the Three and Nine Months Ended July 31, 2010 Compared to the Three and Nine Months Ended July 31, 2009:

Revenue Discussion:

Revenues increased approximately 97%, or $272,716, to $554,421 for the three-month period ended July 31, 2010 as compared to $281,705 for the same period in fiscal 2009.  The increase was due to the increase in hosting license revenue, which more than offset the decline in our professional service revenue.

Revenues increased by approximately 19%, or $215,113, to $1,375,377 for the nine-month period ended July 31, 2010, as compared to $1,160,264 for the same period in fiscal 2009.  The increase was primarily attributable to the increase in hosting license revenue, which more than offset a decrease in our professional service revenue.

Gross Profit Discussion:

Gross profit increased $76,243, or approximately 64%, to $195,449 for the three-month period ended July 31, 2010 as compared to $119,206 for the same period in fiscal 2009.  The increase was primarily attributable to the gross margins generated from the new business related to Hosting Licenses offset by reduced gross margins attributable to lower service and product sales.

Gross profit increased by approximately 60%, or $198,476, to $530,959 for the nine-month period ended July 31, 2010 as compared to $332,483 for the same period in fiscal 2009.  The increase was primarily attributable to improved margins on a professional services contract begun in November 2009 as well as the gross margins generated from the new business related to Hosting Licenses.

Operating Expense Discussion:

The following table summarizes our operating expenses for the three months ended July 31, 2009 and 2010 in dollars and as a percentage of net revenues.
	Three Months Ended July 31,
	2009		2010		Increase (decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage

Selling and marketing	$153,412	54%	$138,770	25%	$(14,642)	(10)%
Research and product development	53,637	19%	89,184	16%	35,547	66%
General and administrative	591,397	210%	328,564	59%	(262,833)	(44)%
Total operating expenses	$798,446	283%	$556,518	100%	$(241,928)	(30)%

The increase in research and product development for the three months ended July 31, 2010 compared to the three months ended July 31, 2009 is the result of our continued investment in our core products.

The decrease in general and administrative expenses for the three months ended July 31, 2010 compared to the three months ended July 31, 2009 is primarily attributable to reductions in personnel costs which were partially offset by an increase in stock-based compensation expense to our Board of Directors.

The following table summarizes our operating expenses for the nine months ended July 31, 2009 and 2010 in dollars and as a percentage of net revenues.
	Nine Months Ended July 31,
	2009		2010		Increase (decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage

Selling and marketing	$369,276	32%	$356,776	26%	$(12,500)	(3)%
Research and product development	151,869	13%	239,917	17%	88,048	58%
General and administrative	1,886,485	163%	1,594,446	116%	(292,039)	(15)%
Severance and restructuring	73,205	6%	-	0.0%	(73,205)	(100.00)%
Total operating expenses	$2,480,835	214%	$2,191,139	159%	$(289,696)	(12)%

The increase in research and product development for the nine months ended July 31, 2010 compared to the nine months ended July 31, 2009 is the result of our continued investment in our core products.  We believe that research and product development expenses will fluctuate from quarter to quarter as we develop and introduce new products into the marketplace.

The decrease in general and administrative expenses for the nine months ended July 31, 2010 compared to the nine months ended July 31, 2009 is primarily attributable to reductions in personnel costs offset by the impairment of leasehold improvements and an increase in legal expenses related to our S-1 registration statement.

The decrease in severance and restructuring costs for the nine months ended July 31, 2010 compared to the nine months ended July 31, 2009 is the result of incurring severance payments in the amount of $73,205 associated with the termination of our former CEO and President’s employment agreement during the three months ended January 31, 2009.

Interest Expense Discussion:

For the three-month period ended July 31, 2010, the Company incurred interest expense of $41,619 on its notes payable of which $5,139 represented amortization of the discount on its notes payable.

In the nine-month period ended July 31, 2010, the Company incurred interest expense of $153,078 on its notes payable of which $82,221 represented amortization of the discount on its notes payable.

Other Income (Expense) Discussion:

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

Royalties

In the three-month and nine-month periods ended July 31, 2010, the Company earned $25,084 and $82,441, respectively, of royalties associated with the July 2009 sale of the Integration Business.

Sale of Professional Services Assets

On January 11, 2010, the Company entered into a Purchase and Sale Agreement (referred to herein as “Agreement”) with Global Technology Partners, Inc., a Maryland Corporation (referred to herein as “Purchaser”).  Pursuant to the Agreement the Company sold to the Purchaser a large portion of its professional services assets, consisting of certain consulting contracts and related agreements, and assigned all of its rights to employment and independent contractor contracts for certain of the Company’s contractors and employees engaged in the consulting business (referred to herein as “Assets”).  As consideration for the sale of the Assets, the Purchaser agreed to pay a base price of one hundred forty thousand dollars ($140,000) of which (a) seventy thousand dollars ($70,000) was paid upon the execution of the Agreement, and (b) seventy thousand dollars ($70,000) of which was paid on January 15, 2010.

Extinguishment of debt

On March 31, 2010, the Company recognized a loss on extinguishment of debt of $30,000 due to a modification of the Caledonia notes which was accounted for as an extinguishment of debt due to the addition of conversion privileges.

Lease settlement

On June 30, 2010, the Company settled its remaining obligations with respect to the lease of its facility located at 13960-13964 Park Center Road, Herndon, Virginia 20171 by entering into a Lease Termination Agreement (the “Lease Termination Agreement”) with the landlord, OTR, an Ohio general partnership, acting as the duly authorized nominee of the Board of the State Teachers Retirement System of Ohio (“OTR”).  Under the Lease Termination Agreement, the Company became obligated to pay $313,654.87 to OTR (the “Settlement Receivable”), and waived and released its interest in its security deposit, in complete satisfaction of its obligations under the lease.  On July 1, 2010, in connection with the closing of the Clipper Transaction, Clipper entered into a Receivable Purchase Agreement with OTR (the “Receivable Purchase Agreement”), pursuant to which Clipper purchased all of OTR’s rights with respect to the Settlement Receivable from OTR for $170,000.  On July 1, 2010, in connection with the closing of the Clipper Transaction, Clipper entered into a letter agreement with the Company (the “Letter Agreement”), pursuant to which Clipper, as the new owner of the Settlement Receivable, agreed to accept $170,000 in complete satisfaction of the Settlement Receivable.  As a result of the Company’s entry into the Letter Agreement, the Settlement Receivable has been paid in full, although the Company remains responsible for indemnification obligations as set forth in the Lease Termination Agreement and the Letter Agreement.  As a result of these transactions, the Company recognized a gain on lease settlement of $118,755 in the three- and nine-month periods ended July 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

We have experienced recurring losses from operations and negative cash flows. For the nine months ended July 31, 2010, we incurred a net loss of $1,344,843 and an accumulated deficit of $49,949,971 as of that date. The report from our independent registered public accounting firm on our audited financial statements at October 31, 2009 contains an explanatory paragraph regarding doubt as to our ability to continue as a going concern as a result of our history of net losses from operations, net working capital deficit and uncertainty regarding the our ability to satisfy obligations as they become due in the near future. Despite our history of revenues, we can give no assurance that we will be able to maintain or increase our revenues in fiscal 2010 or that we will be successful in reaching profitability or generating positive cash flows from our operations. As a result of the Clipper Transaction and the Caledonia Transaction described in Notes 4 and 5 to our Consolidated Financial Statements set forth above in Part I, Item I, we have improved our short-term liquidity and working capital resources.

On July 16, 2010, we filed a Form RW with the SEC seeking its permission to terminate our offering of up to 16,000,000 shares of our common stock together with 16,000,000 common stock purchase warrants on a best efforts basis at a fixed price between $0.07 and $0.30 per share and an exercise price per warrant equal to 150% of the final offering share price, pursuant to a Form S-1 Registration Statement filed with the SEC on April 20, 2009, which we subsequently amended on Forms S-1/A filed on June 25, 2009, July 23, 2009, August 13, 2009, August 27, 2009, October 23, 2009, October 29, 2009, December 30, 2009, February 24, 2010 and March 16, 2010 (as so amended, the “Registration Statement”) and declared effective by the SEC on March 16, 2010.  We took this action in response to the failure to raise any significant interest in the offering.  We sold no common stock or warrants pursuant to the Registration Statement.  The SEC granted our request on September 1, 2010, and, as a result, the Registration Statement is no longer effective.

We will continue to consider all strategic options to improve our liquidity and to obtain working capital to fund our continuing business operations including equity offerings, asset sales and debt financing as alternatives to improve our cash needs as required; however; we can offer no assurance that we will be successful in identifying, obtaining or negotiating financing terms. If adequate funds are not available or are not available on terms acceptable to us, we will likely not be able to take advantage of unanticipated opportunities, develop or enhance services or products, respond to competitive pressures, or continue as a going concern.

As of July 31, 2010, we had cash and cash equivalents of $1,406,441 and working capital of $842,766. As of September 8, 2010, we have approximately $1,002,000 of cash on hand, which management believes is adequate for the next twelve months of operations. We do not have any working capital commitments nor do we presently have any external sources of working capital. Historically, our revenues have not been sufficient to fund our operations and we have relied on capital provided through the sale of equity securities. Our working capital needs in future periods will depend primarily on the rate at which we can increase our revenues while controlling our expenses and decreasing the use of cash from operations.

For the nine months ended July 31, 2010, we used $963,660 in cash for operating activities. Our primary use of cash was to finance our operating loss. The use and availability of our cash is affected by the timing, pricing, and magnitude of orders for our products, and the timing of cash outflows relating to these orders along with corporate, sales and marketing and research and development expenditures.

We used $36,549 from our investing activities and generated $2,346,000 from financing activities for the nine months ended July 31, 2010.

Our consolidated financial statements for the nine months ended July 31, 2010 do not give effect to any adjustments to recorded amounts and their classifications, which would be necessary should we be unable to continue as a going concern and therefore, be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in the consolidated financial statements.

COMMITMENTS

On February 2, 2010, we entered into a Lease Agreement (the “February Lease”) with Merritt-AB5, LLC (the “Landlord”), pursuant to which we rent approximately 3,461 square feet in the property located at 20110 Ashbrook Place, Suite 130, Ashburn, Virginia 20147 (the “Ashburn Premises”) for our operations facility. The term of the February Lease is for one year beginning on February 19, 2010 (the “Term”). The Term may be extended for two additional successive one year periods. The monthly rent is $6,489.38, or $77,872.50 for the first year, inclusive of operating expenses. If we decide to extend the Term, the monthly rent for the second year will be $6,684.06 or $80,208.68 per year, and the monthly rent for the third year will be $6,884.58 or $82,614.94 per year.

On May 22, 2009, we entered into a Stipulation/Consent Order with CRP (the “Stipulation”), pursuant to an Affidavit and Statement of Account (the “Affidavit”), stating, as declared by a general manager of Jones Lang LaSalle, a property management company and agent for CRP Holdings A-1, LLC (“CRP”), the landlord of 14040 Park Center Road, Suite 210, Herndon, Virginia 20171 (the “Premises”), that CRP, as landlord, was seeking a judgment against us for: (i) possession of the Premises, and (ii) monetary damages for nonpayment of rent due under a sublease (the “Sublease”), dated September 28, 2004, by and between us and NEC America, Inc. (“NEC”), and a subsequent assignment of the Sublease to CRP from NEC, dated December 15, 2008. In the Stipulation we acknowledged that the balance due for rent and additional rent for the Premises was $168,638, together with attorney‘s fees and court expenses of $7,041 through May 22, 2009 (the “Judgment Amount”). Pursuant to the Stipulation, we paid $30,000 (the “Forbearance Payment”) on May 22, 2009 toward the Judgment Amount. Further we agreed to, and have, vacated the Premises. CRP agreed to stay enforcement of the Judgment Amount until the earlier of (a) our receipt of capital in the amount of at least $500,000, or (b) May 31, 2010. The matter was returned to the court‘s files pending our compliance with the terms of the Stipulation.  As of July 31, 2010, we had $168,956 recorded as a liability for this matter.

On February 27, 2009, we entered into a lease amendment with the landlord of our prior operations facility, whereby the lease for that facility, which was scheduled to expire on August 31, 2014, was amended to provide for (i) the extension of the lease term for a period of one (1) year and four (4) months ending on December 31, 2015, and (ii) certain other modifications, including a reduction in our rent cash payments by approximately $60,000 and $34,000 for the fiscal years 2009 and 2010, respectively. Monthly rent for the lease was approximately $21,000 inclusive of operating expenses.   On June 30, 2010, the Company settled its remaining obligations with respect to the lease of its facility located at 13960-13964 Park Center Road, Herndon, Virginia 20171 by entering into a Lease Termination Agreement (the “Lease Termination Agreement”) with the landlord, OTR, an Ohio general partnership, acting as the duly authorized nominee of the Board of the State Teachers Retirement System of Ohio (“OTR”).  Under the Lease Termination Agreement, the Company became obligated to pay $313,654.87 to OTR (the “Settlement Receivable”), and waived and released its interest in its security deposit, in complete satisfaction of its obligations under the lease.   On July 1, 2010, Clipper entered into a Receivable Purchase Agreement with OTR (the “Receivable Purchase Agreement”), pursuant to which Clipper purchased all of OTR’s rights with respect to the Settlement Receivable from OTR for $170,000.   On July 1, 2010, in connection with the closing of the transactions under the Clipper Preferred Stock Purchase Agreement and the Clipper Note Purchase Agreement, Clipper entered into a letter agreement with the Company (the “Letter Agreement”), pursuant to which Clipper, as the new owner of the Settlement Receivable, agreed to accept $170,000 in complete satisfaction of the Settlement Receivable.  As a result of the Company’s entry into the Letter Agreement, the Settlement Receivable has been paid in full, although the Company remains responsible for indemnification obligations as set forth in the Lease Termination Agreement and the Letter Agreement.  As a result of these transactions, the Company recognized a gain on lease settlement of $118,755 in the three- and nine-month periods ended July 31, 2010.

We do not have any purchase obligations, capital lease obligations or any material commitments for capital expenditures. We have not engaged in off-balance sheet financing, commodity contract trading or significant related party transactions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide information in response to this item.

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

Based upon their evaluation as of July 31, 2010, our Chief Executive Officer and Chief Financial and Accounting Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective as of the end of the fiscal quarter ended July 31, 2010.  In making this evaluation, our Chief Executive Officer and Chief Financial Officer considered, among other matters, the material weakness in our internal control over financial reporting described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2009, as filed with the SEC on February 5, 2010, as amended.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal controls over financial reporting during the quarter ended July 31, 2010 that have altered our conclusion as to the ineffectiveness of such controls.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On May 22, 2009, we entered into a Stipulation/Consent Order with CRP, referred to as the “Stipulation,” pursuant to an Affidavit and Statement of Account, referred to as the “Affidavit,” stating, as declared by a general manager of Jones Lang LaSalle, a property management company and agent for CRP Holdings A-1, LLC, referred to as “CRP,” the landlord of 14040 Park Center Road, Suite 210, Herndon, Virginia 20171, referred to as the “Premises,” that CRP, as landlord, was seeking a judgment against us for: (i) possession of the Premises, and (ii) monetary damages for nonpayment of rent due under a sublease, referred to as the “Sublease,” dated September 28, 2004, by and between us and NEC America, Inc., referred to as “NEC,” and a subsequent assignment of the Sublease to CRP from NEC, dated December 15, 2008.  In the Stipulation we acknowledged that the balance due for rent and additional rent for the Premises was $168,637.96, together with attorney’s fees and court expenses of $7,041.00 through May 22, 2009, referred to as the “Judgment Amount.”  Pursuant to the Stipulation, we paid $30,000, referred to as the “Forbearance Payment,” on May 22, 2009 toward the Judgment Amount.  Further we agreed to, and have, vacated the Premises.  CRP agreed to stay enforcement of the Judgment Amount until the earlier of (a) our receipt of capital in the amount of at least $500,000, or (b) May 31, 2010.  The matter was returned to the court’s files pending our compliance with the terms of the Stipulation.  As of July 31, 2010, we had $168,956 recorded as a liability for this matter.

There are routine legal claims pending against us that occur in the ordinary course of business, but in the opinion of management, liabilities, if any, arising from such claims will not have a material adverse effect on the financial condition and results of operation of the Company.

Other than the items previously disclosed, we are not a party to any other material legal proceedings.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	REMOVED AND RESERVED

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit 31.1	Certification of Chief Executive Officer and President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

Exhibit 99.1	Form RW filed with the Securities and Exchange Commission on July 16, 2010 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

September 14, 2010	STEELCLOUD, INC.

	By:	/s/ Brian H. Hajost
Name: Brian H. Hajost
Title: Chief Executive Officer and President

	By:	/s/ Steven Snyder
Name: Steven Snyder
Title: Chief Financial Officer, Principal Accounting Officer and Controller